Form 10QSB
period 2003-03-31
PUREZZA GROUP INC
filed 2003-09-04
CIK 1162747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

                        Commission file number: 333-85306

                               PUREZZA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                    65-1129912
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                  24 Madison Road, Fairfield, New Jersey 07004
                    (Address of principal executive offices)

                              (973) 439-1933
                           (Issuer's telephone number)

                              Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 27, 2003, we had
7,815,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                               PUREZZA GROUP, INC.
                          (A Development Stage Company)

                         CONDENSED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                TABLE OF CONTENTS

Condensed Financial Statements:

   Condensed Balance Sheet as of March 31, 2003 (Unaudited)...................1

   Condensed Statements of Operations for the three months ended
       March 31, 2003 and 2002 and for the period from August 9,
       2001 (inception) through March 31, 2003 (Unaudited)....................2

   Condensed Statements of Cash Flows for the three months ended
       March 31, 2003 and 2002 and for the period from August 9,
       2001 (inception) through March 31, 2003 (Unaudited)....................3

Notes to Condensed Financial Statements......................................4-6

PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
MARCH 31, 2003
(UNAUDITED)

                                     ASSETS

         Cash                                                       $ 424,027

         Property and equipment, net                                    2,135
                                                                    ---------
                    Total assets                                    $ 426,162
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

         Current liabilities:
             Accounts payable                                       $   9,459
                                                                    ---------
                    Total current liabilities                           9,459
                                                                    ---------

         Long-term debt:
             Convertible debenture note payable                       600,000
             Accrued interest                                          79,956
                                                                    ---------
                    Total long-term debt                              679,956
                                                                    ---------

                    Total liabilities                                 689,415
                                                                    ---------

         Stockholders' deficit:
             Common stock, $ 0.001 par value, authorized
               100,000,000 shares; 7,815,000 shares issued
               and outstanding                                          7,815
             Additional paid-in capital                               326,707
             Accumulated deficit during development stage            (597,775)
                                                                    ---------
                    Total stockholders' deficit                      (263,253)
                                                                    ---------

                    Total liabilities and stockholders' deficit     $ 426,162
                                                                    =========

            See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH MARCH 31, 2003
(UNAUDITED)

                                                                    August 9, 2001
                                             Three Months Ended       (Inception)
                                                 March 31,              Through
                                             2002         2003      March 31, 2003
                                          ----------   ----------   --------------

Revenue                                   $      -     $      -     $          -

Operating expenses:
     General and administrative expenses      52,022       37,489          248,764
     Professional fees                        13,800       22,885          126,085
                                          ----------   ----------   --------------
        Total operating expenses              65,822       60,374          374,849
                                          ----------   ----------   --------------

Loss from operations                         (65,822)     (60,374)        (374,849)
                                          ----------   ----------   --------------

Other income (expense):
     Impairment of license                       -            -           (150,000)
     Interest income                           1,288          500            7,030
     Interest expense                        (11,836)     (11,967)         (79,956)
                                          ----------   ----------   --------------
        Total other income (expense)         (10,548)     (11,467)        (222,926)
                                          ----------   ----------   --------------

Net loss                                  $  (76,370)  $  (71,841)  $     (597,775)
                                          ==========   ==========   ==============

Net loss per share                        $     0.01   $     0.01
                                          ==========   ==========
Weighted average number of shares          7,815,000    7,815,000
                                          ==========   ==========

            See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH MARCH 31, 2003
(UNAUDITED)

                                                                         August 9, 2001
                                                 Three Months Ended       (Inception)
                                                      March 31,             Through
                                                 2002          2003      March 31, 2003
                                             ------------  ------------  --------------
Cash flows from operating activities:
   Net loss                                  $    (76,370) $    (71,841)  $   (597,775)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Stock issued for services                      -             -              100
       Depreciation expense                           152           884          1,939
       Impairment of license                          -             -          150,000
   Increase (decrease) in:
       Accounts payable                           (11,250)          -              -
       Accrued expenses                             1,319         6,300          9,459
       Accrued interest                            11,836        11,967         79,956
       Other adjustments                              -             -             (611)
                                             ------------  ------------  --------------
Net cash used in operating activities             (74,313)      (52,690)      (356,932)
                                             ------------  ------------  --------------

Cash flows from investing activities:
   Purchase of license                                -             -         (150,000)
   Purchase of computer                               -             -           (4,074)
                                             ------------  ------------  --------------
Net cash used in investing activities                 -             -         (154,074)
                                             ------------  ------------  --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock             530           -          338,658
   Repurchase of common stock                         -             -           (3,625)
   Proceeds from convertible debenture                -             -          600,000
                                             ------------  ------------  --------------
Net cash provided by financing activities             530           -          935,033
                                             ------------  ------------  --------------

Net increase (decrease) in cash                   (73,783)      (52,690)       424,027

Cash, beginning of period                         686,262       476,717            -
                                             ------------  ------------  --------------

Cash, end of period                          $    612,479  $    424,027   $    424,027
                                             ============  ============  ==============

            See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Purezza Group, Inc.
(the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B.
Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31,
2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2003.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended
December 31, 2002, found in the Company's Form SB-2.

NOTE 2 - NATURE OF BUSINESS

Purezza Group, Inc. (the Company) is a Florida chartered development stage corporation, which conducts business from its headquarters in Fairfield, New
Jersey. The Company was incorporated on August 9, 2001 to Market a product called Phoslock. Phoslock is a patented product that efficiently removes phosphorus and other oxyanions in natural and industrial waters and waste water streams.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

Use of estimates

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

Start-up costs

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

Net Loss per share

Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Stock Compensation For Services Rendered

The Company may issue shares of common stock in exchange for services rendered.
The costs of the services are valued according to generally accepted accounting principles and will be charged to operations.

Revenue Recognition

Revenue from product sales will be recognized at the time the sale is made.

Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $884 and $152 for the three months ended March 31, 2003 and 2002, respectfully.

Fair Value of Financial Instruments

The Company's financial instruments consist entirely of cash in bank and a convertible debenture note. The carrying amounts of such financial instruments, as reflected in the balance sheet, approximate the estimated fair value of the accounts as of March 31, 2003 and 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

NOTE 4 - MANAGEMENT'S PLANS

The Company plans to aggressively market Phoslock in all of the licensed areas through its sales staff. The Company expects sales to commence in the next three to four months. Several major companies and municipalities are in the advanced stage of testing Phoslock.

PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 -COMMITMENTS

The Company is obligated to pay royalty payments pursuant to its license agreement for the use of the Company's product, Phoslock. The Company's license agreement is with Integrated Mineral Technology Pty Ltd (Integrated), an
Australian entity, which has also been a shareholder of the Company since the early organizational stage of the Company.

Future minimum royalty payments under the agreement are as follows:

                        2004                    $    843,750
                        2005                       1,260,000
                        2006                       1,260,000
                        2007                       1,260,000
                        Thereafter                20,160,000
                                                ------------
                        Total                   $ 24,783,750
                                                ============

Royalty payments for the year 2003 have been waived by Integrated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements.

This report on Form 10-QSB contains forward looking statements. The words "we,"
"us," and "our" refer to Purezza Group, Inc. The words or phrases "would be,"
"will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) possible lack of demand for our Phoslock product; (b) competitive products and pricing;
(c) limited amount of resources devoted to advertising; (d) our failure to implement certain steps in our Plan of Operations within the time period we originally planned to accomplish; (e) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (f) if we are unable to obtain financing to support our future growth plans, we will have to curtail our operations and our growth plans; (g) we are subject to extensive United
States and foreign regulation which may increase our costs and lead to delays, fines or restrictions on our business; (h) should our agreement with our
Australia-based licensor or our licensor's agreement with an Australian government agency be terminated, we will have to find an alternative business or cease our operations; (i) if we are unable to make royalty payments to our licensor, our sub-license agreement may be terminated, as well as our business;
and (j) other risks that are discussed in our Form SB-2 Registration Statement which is available for review at the Securities and Exchange Commission's Edgar system at www.sec.gov.

PLAN OF OPERATIONS

We will need approximately $243,500 to implement our Plan of Operations, not including substantial royalty payment obligations that we will incur under the terms of our sub-license agreement with Integrated Mineral Technology Pty Ltd, as follows: (a) we are required to make minimum royalty payments of $850,000 to our Australia-based licensor, if and only if we sell specified amounts of the
Phoslock product; and (b) separate and apart from the minimum royalty payments, we are required to make royalty payments totaling in excess of $18 million from
2004 until the end of the 18 year agreement. We are required to make these royalty payments whether or not we sell Phoslock. Our obligation to pay our licensor $250,000 in royalties for the year ending December 31, 2003 has been waived by our licensor.

We have $424,027 of cash available as of March 31, 2003 for anticipated expenses of $243,500 as detailed in our Plan of Operations. Although we have sufficient funds to meet the anticipated expenses detailed in our Plan of Operations, we do not have sufficient funds to meet our other obligations which consist of the royalty payments detailed above. We anticipate that even if our current cash requirements change we will not have sufficient cash regarding any required royalty payments for a period of 12 months through our existing capital and revenue from product sales; moreover, there are no assurances that our estimated expenses or revenue expectations will be correct. In the event that our cash or our revenues are insufficient to meet our needs, we will seek financing through traditional bank financing or a debt or equity offering. However, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of
Operations. In addition, if we only have limited funds by which to conduct our operations, we may be unable to conduct any marketing or advertising, which will negatively impact development of our brand name and reputation, and future product sales. In the event that we do not receive financing or our financial resources are inadequate to meet our capital needs, or if we do not adequately implement an alternative Plan of Operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
    o     Sell or dispose of our assets, if any;
    o     Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
    o     If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
    o     File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
    o     Make the appropriate filings with the Securities and Exchange
          Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
    o     Make the appropriate filings with the National Association of Security
          Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter
7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take.

If any of these foregoing events occur, you could lose your entire investment in our shares.

OUR PLAN OF OPERATIONS TO DATE
We have accomplished the following to date regarding our Plan of Operations:
     o    Formulated our business, marketing, and operational plans;
     o    Raised capital from the sale of our common stock;
     o    Negotiated and completed agreements with the licensor of the Phoslock product, Integrated Mineral Technology Pty Ltd;
     o    Negotiated and completed agreements with our exclusive sales agent,
          Pro-Finishes, Inc.;
     o    Established a website at www.purezza.com to refer potential customers to information regarding our business;
     o    Duplicated the Phoslock product and sent samples to our licensor for testing and approval which were approved by our licensor;
     o    Our licensor, Integrated Mineral Technology Pty Ltd, contracted with
          Exponent Environmental Group, Inc. to prepare an application to the
          Environmental Protection Agency on our behalf to register Phoslock as a new chemical under the Toxic Substances Act. This application was filed on January 4, 2003 and approved on March 7, 2003;
     o    Our sub-manufacturer, Heterene Corporation, manufactured 8360 pounds of Phoslock to provide samples to prospective customers or for possible future orders; and
     o    In November 2002, we began attempted sales of our Phoslock product.

OUR PLAN OF OPERATIONS
We originally planned to implement our Plan of Operations from July 2002 to July
2003; however, our Plan of Operations was delayed because we did not receive approval from the Environmental Protection Agency to register Phoslock as a new chemical under the Agency's Toxic Substances Act until March 2003. We plan to accomplish our Plan of Operations outlined below over fifteen months beginning
November 2002 and until February 2004. During our fifteen month Plan of
Operations, we will market the Phoslock product only in the United States. We will not market Phoslock in Canada, Mexico, Central and South America until at least March 2004.

February 2003 - February 2004
Steps Required to obtain our Raw Materials
Obtaining raw materials, bentonite and lanthanum chloride, the two chemical substances used to make Phoslock, will require the following:
     o    We receive an order for Phoslock from a new or existing customer;
     o    Our President will calculate the amount of Phoslock required for sub-manufacturing based on the following data: (a) number of square feet to be treated by  Phoslock; and (b) our analysis of a one gallon water sample derived from the area to be treated as furnished to us by a customer which will indicate the Phosphorous content of the water;
     o    Based on the calculations referred to above, we will purchase bentonite from any one or a combination of the following United States based suppliers on a per order basis which will then be shipped directly to our sub-manufacturers' facilities: Bentonite Performance
          Minerals located in Denver, Colorado; American Colloid Corporation located in Chicago, Illinois; and Waverly Mineral Products located in
          Maigis, Georgia. We plan to purchase lanthanum chloride from Inner
          Mongolia Hi Tech and Baotou Hefa, China-based rare earth suppliers, which will be delivered directly by one of these suppliers to our sub-manufacturer; and
     o    Because lanthanum chloride constitutes less than 10% of the Phoslock product and will be purchased from China-based suppliers requiring longer shipping time, we will attempt to avoid delivery delays to our sub-manufacturers, by purchasing approximately 1 ton of lanthanum chloride at one time from the China-based suppliers for direct delivery to our sub-manufacturer; however, if needed, our
          sub-manufacturer can store up to 1000 tons at a time.

February 2003 - February 2004
Steps Required for Sub-Manufacturing of Phoslock
     o    Prior to Heterene performing sub-manufacturing services to us, they will be required to execute a confidentiality agreement regarding the exact mixing formula used to manufacture Phoslock;
     o    Our President will calculate the amount of Phoslock needed based on the following data: (a) number of square feet to be treated by
          Phoslock; and (b) our analysis of the one gallon water sample derived from the area to be treated as furnished to us by a customer which will indicate the Phosphorous content of the water. Based on this data, our President will calculate the amount of Phoslock required for production and order the final amount of Phoslock to be manufactured by our sub-manufacturing;
     o    Based on the order that we receive from our customer, we will order a specific amount of Phoslock to be manufactured by our
          sub-manufacturer, Heterene Corporation;
     o    We will effect delivery to our sub-manufacturer a specific amount of raw materials as detailed above to effect the sub-manufacturing order; and
     o    Our president will conduct a review of Heterene's sub-manufacturing process every three months to ensure adherence to quality standards.

We plan to use Heterene Corporation, a chemical manufacturer located in
Patterson, New Jersey to manufacture the Phoslock product. Although our
President has made informal arrangements with the principal of this company to sub-manufacture the Phoslock product on a per order basis, we have neither a verbal or written agreement with this company. The only agreement that this company and possibly other sub-manufacturers will be required to enter into with us will be a confidentiality agreement regarding the confidential design and formulation of the Phoslock product. To date, we have not entered into any confidential agreements with Heterene Corporation or any other potential sub-manufacturers.

On October 10, 2002, Heterene manufactured approximately 8360 pounds of Phoslock which was delivered to us on the same day. The delivery of the raw materials to
Heterene was accomplished in the same manner as with the experimental samples explained above. On October 13, 2002, we sent our licensor two samples of two pounds each from the 8360 pound production. These samples met our licensor's quality specifications and were approved by our licensor on October 30, 2002.
During October and November 2002, we sent two pound samples to 12 prospective customers consisting of seven industrial water companies and five municipality and other governmental organizations. From December 2002 to March 2003, we sent two pound samples to approximately seven prospective customers consisting of industrial water companies and municipality and other governmental organizations. Apart from sending other samples to prospective customers, we intend to use the remaining portion of the 8360 pound production against any possible future orders. We paid for the raw materials required to manufacture
Heterene's manufacture of the 8360 pound production. In addition, we made all arrangements for the payment and delivery of the raw materials to Heterene. As such, Heterene assumed no cost pertaining to the purchase of the raw materials or delivery of same. Heterene required us to pay $0.35 per pound manufacturing cost for the manufacture of the 8360 pound production or a total cost of $2,926.
Heterene will charge us a $0.35 per pound manufacturing cost for all future productions.

November 2002 - February 2004
Identifying Prospective Customers
Our exclusive sales agent, Pro-Finishes, Inc. will identify prospective customers by cold calling on companies and government agencies that use large amounts of water or are located near or on large water bodies and from leads derived from our advertising. In order to achieve this, Pro-Finishes, Inc. will contact the technical person associated with potential customers such as companies and municipalities that are affected by environmental water problems, send brochures demonstrating usage of Phoslock, and schedule appointments with interested parties. There is no cost affiliated with the identification process.
Pro-Finishes, Inc. is compensated by commission only if a sale is made by them.

To date, we have not established any customers.

November 2002 - February 2004
Meetings with Prospective Customers
Pro-Finishes, Inc. will arrange meetings with prospective customers based on the identification process described above and will make sales presentations throughout our fifteen month Plan of Operations. Pro-Finishes, Inc. will offer free testing of water and perform a comparison test against treatment of the water with Phoslock. Pro-Finishes, Inc. will conduct sales presentations at customer locations to demonstrate the advantages of Phoslock. We pay
Pro-Finishes, Inc. a 10% commission on sales.

To date, we have not established any customers.

Hiring Sales Persons
Pro-Finishes planned to hire three sales persons on a full-time basis to sell the Phoslock Product during March or April 2003; however, this aspect of our
Plan of Operations has been delayed until such time that Pro-Finishes receives commissions from their existing sales efforts. At that time, Pro-Finishes,
Inc.'s president will attempt to recruit three full-time sales persons from his affiliated company, Jeen International, Inc. Sales persons will be compensated on a commission basis. Pro-Finishes sales representatives will be paid a 5%
commission on product sales.
                                      -12-

November 2002 - February 2004
Marketing
We began marketing our product on November 1, 2002. To date, our marketing has consisted solely of responding to inquiries about our product and cold-calling prospective customers consisting of municipalities, industrial concerns and state and federal governmental agencies. During November 2002, Pro-Finishes hired three sales representatives from Jeen International, Inc., each sales representative of which now devotes only 8 hours a week selling the Phoslock product. These Pro-Finishes sales representatives will be paid a 5% commission on product sales. To date, we have not established any customers or sold any
Phoslock through Pro-Finishes or through our President/Chief Executive Officer.

Attending Trade Shows
We originally planned to attend at least three trade shows a year beginning in
February 2003 that specialize in water purification products or environmental clean-up products; however, now we will not commence our attendance at trade shows until we obtain a sufficient customer base. Our plan is to have our
President and a Pro-Finishes, Inc. representative attend the trade shows to introduce the Phoslock products. We plan to have available the following written materials and displays at these trade shows: (a) brochures which are currently available; (b) video tapes of who would use Phoslock and how it is used which have not yet been made. We estimate the cost will be approximately $15,000 for travel, lodging, attendance fees and set-up costs for each trade show.

Disseminating Press Releases
Our president will draft press releases to be disseminated to environmental journals regarding the Phoslock product, their uses, and any testing results associated with Phoslock. Because all work will be performed in-house, we anticipate minimal or no cost with drafting and disseminating press releases. We originally planned on disseminating press releases beginning in March 2003;
however, now we will not commence distributing press releases until we obtain a sufficient customer base or otherwise generate sufficient revenues. To date, we have not disseminated any press releases.

Print and/or Internet Advertising
Our president will draft advertisements that highlight the advantages of the
Phoslock products. We will consult with the publications with which we will advertise as to graphics and content of the advertisements. Advertisements will appear in environmental publications and trade magazines. We anticipate spending approximately $75,000 in advertising costs during this time period. To date, we have placed no advertisements in environmental publications or trade magazines.

We originally planned to begin this step in our Plan of Operations during March
2003; however, we now will not begin this step in our Plan of Operations until we have made sales of our Phoslock product.

October or November 2003
Review of our Operations by our Licensor's Technical Advisory Board
Our licensor's Technical Advisory Board conducts an annual review of our operations and sub-manufacturing facility in order to determine whether:
    o     The manufacture of the Phoslock product by our sub-manufacturer conforms to the product specifications of our licensor;
    o     The manufacturing equipment used in the manufacturing process by our sub-manufacturer is capable of manufacturing according to our licensor's product specifications;
    o     Our quality control standards conform to our licensor's quality control standards;
    o     The sub-manufacturer of the Phoslock product that we use has the technical skills and experience to manufacture Phoslock; and
    o     We are using our best efforts to sell the Phoslock product.

Should the Technical Advisory Board determine that we fail to meet the above standards, we may be found to have violated the sub-license agreement with our licensor, in which case our licensor may terminate the license agreement and we will be unable to continue manufacturing or selling the Phoslock product, and you will lose your entire investment.

The first visit for a review of our operations by our licensor's technical advisory board was scheduled for February 2002, but rescheduled to July 1, 2002 by our licensor and then rescheduled again to late October 2002 by our licensor.
On October 22 and 23, 2002, members of our Licensor's Technical Advisory Board who are the Chief Executive Officer and Technical Director of our licensor, visited our headquarters in Fairfield, New Jersey. Our licensor assumed all costs of this visit. During their visit, the Technical Advisory Board members met with our President, Mr. Leonard Perle, the President of Pro-Finishes, Mr. Adam Perle,
and Pro-Finishes sales representatives that will assist in marketing Phoslock throughout our licensed territory. The licensor representatives provided a detailed commentary on the development and applications of Phoslock. In addition, the licensor representatives and our President, Mr. Leonard Perle, conducted the following conference calls with: (a) representatives of Exponent,
Inc., the consultant, arranging for and preparing an application to the United
States Environmental Protection Agency to register Phoslock as a new chemical under that agency's Toxic Substance Control Act to ascertain the status of the preparation of the application and any information needed for its preparation;
and (b) a representative of a Florida municipality as a prospective customer which is in control of a lake with algae problems. In addition, the Technical
Advisory Board members visited Heterene Corporation which will sub-manufacture the Phoslock product on our behalf. The licensor representatives met with
Heterene Corporation's Chief Engineer, Herbert Frank, inspected the plant and viewed the tank and mixing areas where Phoslock will be manufactured. The licensor representatives discussed with Mr. Frank the current operations of the
Heterene plant and processing taking place to manufacture Heterene's products.
Additionally, the Technical Advisory Board members reviewed the procedures necessary to utilize the same equipment Heterene is using for manufacture of its products, which will be used to manufacture Phoslock, including the relevant cleaning protocols. The Technical Advisory Board members concluded that the plant contained almost all of the equipment to manufacture Phoslock and that
Heterene had the technical skills and experience to manufacture Phoslock.

The next visit by the Technical Advisory Board is scheduled for October 2003 or
November 2003.

September 2002 - November 2003
Testing Procedures
Starting in September 2002, a sample of each manufactured product will be tested for quality control and to determine whether it meets the quality standards of
Integrated Mineral Technology Pty Ltd and CSIRO. For the first six months of our operations, testing will be conducted by Integrated Mineral Technology Pty Ltd, our licensor. We originally planned to develop our own means of testing the product by March 2003; however, we now will not develop our own testing until we have a sufficient customer base. We estimate the cost of mailing test samples to
Australia will be approximately $500.00. We anticipate a cost of approximately
$5,000 for equipment when we establish our own testing facility.

Heterene Corporation verbally agreed to manufacture experimental samples of our
Phoslock product in small amounts of approximately 40 pounds. Our reason for arranging for the manufacturing of these experimental samples was to provide our licensor, Integrated Mineral Technology Pty Ltd, with the complete manufactured product for their testing to determine whether our sample met their approval. We provided the experimental samples manufactured by Heterene to our licensor in
January, March and July of 2002. Each experimental sample was forty pounds of which two pound samples were provided to our licensor. Because the January 2002 and March 2002 experimental samples did not meet our licensor's quality specifications, our licensor rejected these experimental samples. Our licensor accepted the July 2002 experimental sample, which will be representative of the product that we intend to sell.

Future Production Costs
Because Heterene Corporation will provide our sub-manufacturing services, we will not have any future production costs.

Future Equipment Costs
Because we plan to use sub-manufacturers for our Phoslock product we will not require any equipment for manufacturing and we do expect to incur any material costs affiliated with purchase of plant and significant equipment. We do not currently have any plant or significant equipment to sell.

Pricing of Phoslock
The anticipated prices at which we intend to sell Phoslock to our customers are:

Amount of Phoslock Order                         Price
Less than 1 ton                               $1,800 per ton
From 1 ton to 10 tons                         $1,700 per ton
From 11 tons to 50 tons                       $1,600 per ton
From 50 tons to 100 tons or more              $1,500 per ton

Summary of Total Costs of $243,500 to accomplish our Plan of Operations
Attending trade shows - $15,000
Advertising - $75,000
Testing equipment - $5,000
Mailing test samples - $500
Working Capital Needs of $48,000 consisting of: (a) $20,000 estimated cost pertaining to initial purchase of raw materials for manufacture of Phoslock; (b)
$1,000 per month rent paid to Jeen International for total annual rent of
$12,000; (c)$500 per month cost paid to Jeen International for part-time tasks by one of their 4 secretaries for a total annual cost of $6,000; (d) annual telephone and other office expenses of $10,000.
Chief Executive Officer's Salary during 2003- $100,000

Our source of the funds to accomplish our Plan of Operations will be derived from our current cash of $424,027 as of March 31, 2003, which is sufficient to conduct our Plan of Operations. We derived our cash resources from a $600,000 debenture investment and private placement sales of our common stock, prior to the filing of this registration statement.

Item 3. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                       PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.
Not Applicable.

Item 2. Changes in Securities.
Not Applicable.

Item 3. Defaults Upon Senior Securities.
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5. Other Information.
Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.
          (a) Exhibits and Index of Exhibits

Exhibit Number    Description
3(i)              Articles of Incorporation (1)
3(ii)             By-Laws (1)
31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.
31.2              Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.
32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

(1) Denotes exhibits previously filed on April 1, 2003 with Purezza Group,
Inc.'s SB-2/A Registration Statement amendment, File # 333-85306, hereby incorporated by reference.

          (b) Reports on Form 8-K.

On July 2, 2003, the registrant filed a Form 8-K/A under Item 4. "CHANGES IN
REGISTRANT'S CERTIFYING ACCOUNTANT", stating that the registrant changed its accounting firm from Durland and Company, CPAs, P.A. to Daszkal Bolton LLP.

On June 12, 2003, the registrant filed a Form 8-K under Item 4. "CHANGES IN
REGISTRANT'S CERTIFYING ACCOUNTANT", stating that the registrant changed its accounting firm from Durland and Company, CPAs, P.A. to Daszkal Bolton LLP.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2003

                           Purezza Group, Inc.
                                  (Registrant)

/s/ Leonard Perle
    Leonard Perle
    President and Chief Executive Officer

/s/ Larry Legel
    Larry Legel
    Principal Financial Officer and Principal Accounting Officer

