Form 10QSB
period 2003-06-30
PUREZZA GROUP INC
filed 2003-09-16
CIK 1162747

10QSB 1 purezza10q.htm
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ending June 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 10, 2003, we had 7,815,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                      PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.











PUREZZA GROUP, INC.
                          (A Development Stage Company)

                         CONDENSED FINANCIAL STATEMENTS

               FOR THE SIX MONTHS ENDING June 30, 2003 AND 2002




                                TABLE OF CONTENTS


Condensed Financial Statements:

   Condensed Balance Sheet as of June 30, 2003(unaudited)..............1

   Condensed Statements of Operations for the six months ending
    June 30, 2003 and 2002 and for the period from August 9,
    2001 (inception) through June 30, 2003 (unaudited).................2

   Condensed Statements of Operations for the  three months
    ending June 30, 2003 and 2002 and for the period from
    August 9, 2001 (inception) through June 30, 2003 (unaudited).......3


   Condensed Statements of Cash Flows for the six months ending
    June 30, 2003 and 2002 and for the period from August 9,
    2001 (inception) through June 30, 2003 (unaudited).................4

Notes to Condensed Financial Statements..............................5-7


































PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
JUNE 30, 2003
(UNAUDITED)


ASSETS


         Current assets:
         Cash                                                       $ 366,799

         Property and equipment, net                                    1,708
                                                                    ---------
                    Total assets                                    $ 368,507
                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


         Long-term debt:
             Convertible debenture note payable                       600,000
             Accrued interest                                          91,923
                                                                    ---------
                    Total long-term debt                              691,923
                                                                    ---------
                    Total liabilities                               $ 691,923
                                                                    ---------
         Stockholders' equity (deficit):
             Common stock, $ 0.001 par value, authorized
               100,000,000 shares; 7,815,000 shares issued
               and outstanding                                         7,815
            Additional paid-in capital                               326,707
            Accumulated deficit during development stage            (657,938)
                                                                    ---------
                    Total stockholders' equity (deficit)            (323,416)
                                                                    ---------

                    Total liabilities and stockholders' equity     $ 368,507
                                                                    =========












            See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDING JUNE 30, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH JUNE 30, 2003 (UNAUDITED)


                                                        August 9, 2001
                                     Six Months Ending   (Inception)
                                          June 30,         Through
                                     2002        2003    June 30, 2003
                                   --------   --------    ------------

Revenue                             $    -     $    -      $       -

Operating expenses:
  General and administrative
    expenses                        81,754      64,632        275,907
  Professional fees                 23,015      44,330        147,530
                                   --------    --------      ---------
    Total operating expenses       104,769     108,962        423,437
                                   --------    --------      ---------
Loss from operations              (104,769)   (108,962)      (423,437)
                                   --------    --------      ---------

Other income (expense):
  Impairment of license           (150,000)          -       (150,000)
  Interest income                    2,459         892          7,422
  Interest expense                 (23,803)    (23,934)       (91,923)
                                   --------    --------      ---------
   Total other income (expense)   (171,344)    (23,042)      (234,501)
                                   --------    --------      ---------

Net loss                        $ (276,113)  $(132,004)    $ (657,938)
                                   ========    ========      =========

Net loss per share              $    (0.04)  $   (0.02)    $    (0.08)
                                   ========    ========      =========
        Weighted average
 number of shares       7,815,000   7,815,000      7,815,000
                                 ==========  ==========     ==========

















            See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING JUNE 30, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH JUNE 30, 2003 (UNAUDITED)



                                                       August 9, 2001
                                   Three Months Ending  (Inception)
                                         June 30,          Through
                                    2002        2003    June 30, 2003
                                  --------    --------  -------------

Revenue                           $     -     $     -    $        -

Operating expenses:
  General and administrative
    expenses                       29,321      29,644        275,907
  Professional fees                 9,215      21,445        147,530
                                  -------      -------      ---------
    Total operating expenses       38,536      51,089        423,437
                                  -------      -------      ---------

Loss from operations              (38,536)    (51,089)      (423,437)
                                  -------      -------      ---------


Other income (expense):
  Impairment of license          (150,000)          -       (150,000)
  Interest income                   1,171         392          7,422
  Interest expense                (11,967)    (11,967)       (91,923)
                                  -------      ------        --------
   Total other income (expense)  (160,796)    (11,575)      (234,501)
                                  -------      ------        --------

Net loss                       $ (199,332)  $ (62,664)    $ (657,938)
                                 ========     ========      =========

Net loss per share             $    (0.03)  $   (0.01)    $    (0.08)
                                 ========     ========      =========
Weighted average number
   of shares                    7,815,000    7,815,000      7,815,000
                                =========    =========      ==========















            See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING JUNE 30, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION)
THROUGH JUNE 30, 2003
(UNAUDITED)

                                                       August 9, 2001
                                     Six Months Ending   (Inception)
                                          June 30,         Through
                                     2002        2003    June 30, 2003
                                   --------   --------    ------------

Cash flows from operating
   activities:
  Net loss                    $(276,113)  $(132,004)   $ (657,938)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
   Stock issued for services          -           -           100
   Depreciation expense             280       1,311         2,366
   Impairment of license        150,000           -       150,000
  Increase (decrease) in:
    Accounts payable             13,772           -
    Accrued expenses                  -      (3,159)           (1)
    Accrued interest             23,803      23,934        91,923
    Other adjustments               530           -          (610)
                                --------    --------      --------
Net cash used in operating
   activities                  (115,272)   (109,918)     (414,160)
                                --------    --------      --------

Cash flows from investing
   activities:
  Purchase of license                 0           0      (150,000)
  Purchase of computer                0           0        (4,074)
                                --------    --------      --------
Net cash used in investing
   activities                         0           0      (154,074)
                                --------    --------      --------

Cash flows from financing
   activities:
 Proceeds from issuance of
   common stock                       0           0       338,658
 Repurchase of common stock           0           0        (3,625)
 Proceeds from convertible debenture  0           0       600,000
                                --------    --------      --------
Net cash provided by financing
 activities                           0           0       935,033
                                --------    --------      --------
Net increase (decrease)
 in cash                       (115,272)   (109,918)      366,799

Cash, beginning of period       686,262     476,717             -
                                --------    --------      --------
Cash, end of period         $   570,990   $ 366,799     $ 366,799
                                ========    ========      ========

See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDING
JUNE 30, 2003



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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2002. Operating results for the six months ending and the three months ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDING
JUNE 30, 2003



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


Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $1,311 and $280 for the six months ending June 30, 2003 and 2002, respectfully.


Fair Value of Financial Instruments

The Company's financial instruments consist entirely of cash in bank and a convertible debenture note. The carrying amounts of such financial instruments, as reflected in the balance sheet, approximate the estimated fair value of the accounts as of June 30, 2003 and 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDING
JUNE 30, 2003




NOTE 4 - MANAGEMENT'S PLANS

The Company plans to aggressively market Phoslock in all of the licensed areas. The Company expects sales to commence over the next twelve months. Several major companies and municipalities are in the advanced stages of testing Phoslock. To date no sales have taken place. However, sales efforts were not commenced until subsequent to the approval of Phoslock by the Environmental Protection Agency in May, 2003.


NOTE 5 - COMMITMENTS


The Company is obligated to pay royalty payments pursuant to its license agreement for the use of the Company's product, Phoslock. The Company's license agreement is with Integrated Mineral Technology Ltd. (Integrated), an Australian entity, which has also been a shareholder of the Company since the early organizational stage of the Company.

Future minimum royalty payments under the agreement are as follows:




2004                   843,750
2005                 1,260,000
2006                 1,260,000
2007                 1,260,000

Thereafter          20,160,000
               ---------------
Total            $  24,783,750
               ===============


Royalty payments due for the year 2003 have been waived by Integrated.

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

We have $366,799 of cash available as of June 30, 2003 for anticipated expenses of $243,500 as detailed in our Plan of Operations. Although we have sufficient funds to meet the anticipated expenses detailed in our Plan of Operations, we do not have sufficient funds to meet our other obligations which consist of the royalty payments detailed above. We anticipate that even if our current cash requirements change we will not have sufficient cash regarding any required royalty payments for a period of 12 months through our existing capital and revenue from product sales; moreover, there are no assurances that our estimated expenses or revenue expectations will be correct. In the event that our cash or our revenues are insufficient to meet our needs, we will seek financing through traditional bank financing or a debt or equity offering. However, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In addition, if we only have limited funds by which to conduct our operations, we may be unable to conduct any marketing or advertising, which will negatively impact development of our brand name and reputation, and future product sales. In the event that we do not receive financing or our financial resources are inadequate to meet our capital needs, or if we do not adequately implement an alternative Plan of Operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
    o     Sell or dispose of our assets, if any;
    o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
    o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
    o File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
    o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
    o Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

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

If any of these foregoing events occur, Shareholders could lose their entire investment in our shares.


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


Summary of Total Costs of $243,500 to accomplish our Plan of Operations Attending trade shows - $15,000
Advertising - $75,000
Testing equipment - $5,000
Mailing test samples - $500
Working Capital Needs of $48,000 consisting of: (a) $20,000 estimated cost pertaining to initial purchase of raw materials for manufacture of Phoslock;
(b)$1,000 per month rent paid to Jeen International for total annual rent of $12,000; (c)$500 per month cost paid to Jeen International for part-time tasks by one of their 4 secretaries for a total annual cost of $6,000; (d) annual telephone and other office expenses of $10,000.
Chief Executive Officer's Salary during 2003- $100,000


Our source of the funds to accomplish our Plan of Operations will be derived from our current cash of $366,799 as of June 30, 2003, which is sufficient to conduct our Plan of Operations. We derived our cash resources from a $600,000 debenture investment and private placement sales of our common stock, prior to the filing of this registration statement.

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

Item 3. Defaults Upon Senior Securities.
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5. Other Information.
Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.
          (a) Exhibits and Index of Exhibits

Exhibit Number    Description

 3i)             Articles of Incorporation (1)

 3(ii)           By-Laws (1)

      3(i)-3(ii)     Denotes exhibits previously filed on April 1, 2003 with
                     Purezza Group, Inc.'s SB-2/A Registration Statement amendment, File #333-85306, hereby incorporated by reference.

31.1 Certification on September 3, 2003 of Chief Executive Officer for the quarter ending March 31, 2003 pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification on September 3, 2003 of Chief Financial Officer for the quarter ending March 31, 2003 pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification on September 3, 2003 of Chief Executive Officer for the quarter ending March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification on September 3, 2003 of Chief Financial Officer for the quarter ending March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

      31.1-32.2      Denotes exhibits previously filed on September 3, 2003
                     with Purezza Group, Inc.'s, Form 10-QSB for the quarter ending March 31, 2003.

31.3 Certification on September 10, 2003 of Chief Executive Officer for the quarter ending June 30, 2003 pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 Certification on September 10, 2003 of Chief Financial Officer for the quarter ending June 30, 2003 pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.5 Certification on September 10, 2003 of Chief Executive Officer for the quarter ending June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6 Certification on September 10, 2003 of Chief Financial Officer for the quarter ending June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      31.3-32.6      Denotes exhibits filed herewith on September 9, 2003
                     with Form 10QSB for the quarter ending June 30, 2003.

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



Date: September 10, 2003



                           Purezza Group, Inc.
                                  (Registrant)







/s/ Leonard Perle
    Leonard Perle
    President and Chief Executive Officer







/s/ Larry Legel
    Larry Legel
    Principal Financial Officer and Principal Accounting Officer

EX-31 3 purezzaex311.htm

Exhibit 31.3
CERTIFICATIONS ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                                 CERTIFICATIONS

I, Leonard Perle, certify that:

1. I have reviewed this quarterly report for June 30, 2003 on Form 10-QSB of Purezza Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and











5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: September 10, 2003






/s/ Leonard Perle
    Leonard Perle
    President and Chief Executive Officer






































EX-31 4 purezzaex312.htm

Exhibit 31.4
CERTIFICATIONS ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                                 CERTIFICATIONS

I, Larry Legel, certify that:

1. I have reviewed this quarterly report for June 30, 2003 on Form 10-QSB of Purezza Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and









5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: September 10, 2003






/s/ Larry Legel
    Larry Legel
Principal Financial Officer and Principal Accounting Officer







































EX-32 5 purezzaex321.htm

Exhibit 32.5
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Form 10-QSB Quarterly Report of Purezza Group, Inc. (the "Company") for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



September 10, 2003




/s/ Leonard Perle
    Leonard Perle
President and Chief Executive Officer































EX-32 6 purezzaex322.htm

Exhibit 32.6


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Form 10-QSB Quarterly Report of Purezza Group, Inc. (the"Company") for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 10, 2003




/s/ Larry Legel
    Larry Legel
Principal Financial Officer and Principal Accounting Officer