Form 10QSB
period 2003-09-30
PUREZZA GROUP INC
filed 2003-11-14
CIK 1162747

10QSB 1 purezza10q.htm
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

                        Commission file number: 333-85306


                               PUREZZA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                    65-1129912
    (State or other jurisdiction of          (IRS Employer Identification)
      incorporation

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
[ ] Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2003, we had 7,815,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                      PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.














PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)




























PUREZZA GROUP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002




                                TABLE OF CONTENTS


Condensed Financial Statements:

  Condensed Balance Sheet as of September 30, 2003(unaudited)........1

  Condensed Statements of Operations for the nine months ending
   September 30, 2003 and 2002 and for the period from August 9,
   2001 (inception) through September 30, 2003(unaudited)............2

  Condensed Statements of Operations for the three months ending
   September 30, 2003 and 2002 and for the period from August 9, 2001
   (inception) through September 30, 2003(unaudited).................3

  Condensed Statements of Cash Flows for the nine months ending
   September 30, 2003 and 2002 and for the period from August 9,
   2001 (inception) through September 30, 2003 (unaudited)...........4


Notes to Condensed Financial Statements..............................5-9




























PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)


ASSETS


  Current assets:
    Cash                                                    $ 295,815

  Property and equipment, net                                   1,495
                                                            ---------
            Total assets                                    $ 297,310
                                                            =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


   Long-term debt:
     Convertible debenture note payable                      600,000
     Accrued interest                                              0
                                                           ---------
           Total long-term debt                              600,000
                                                           ---------
           Total liabilities                               $ 600,000
                                                           ---------
   Stockholders' equity (deficit):
      Common stock, $ 0.001 par value, authorized
       100,000,000 shares; 7,815,000 shares issued
       and outstanding                                         7,815
      Additional paid-in capital                             326,707
      Accumulated deficit during development stage          (637,212)
                                                           ---------
           Total stockholders' equity (deficit)             (302,690)
                                                           ---------

           Total liabilities and stockholders' equity      $ 297,310
                                                           =========














            See accompanying notes to condensed financial statements.

-1-
PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
SEPTEMBER 30, 2003
(UNAUDITED)



                                                                 August 9, 2001
                                           Nine Months Ending     (Inception)
                                              September 30,         Through
                                           2003          2002    Sept 30, 2003
                                    ----------  ---------  -------------

Revenue                             $        -   $     -    $        -

Operating expenses:
  General and administrative expenses  102,884    129,103      314,159
  Professional fees                     77,572     24,290      180,772
                                     ---------   --------    ---------
    Total operating expenses           180,456    153,393      494,931
                                     ---------   --------    ---------

(Loss) from operations                (180,456)  (153,393)    (494,931)
                                     ---------   --------    ---------


Other income (expense):
  Impairment of license                      -   (150,000)    (150,000)
  Interest income                        1,189      3,591        7,719
  Interest (expense) waiver             67,989    (35,770)    (      0)
                                     ---------   ---------   ---------
   Total other income (expense)       ( 69,178)  (182,179)    (142,281)
                                     ---------   ---------   ---------

Net (loss)                          $ (111,278) $(335,572)  $ (637,212)
                                     =========   ==========  =========

Net (loss) per share                $    (0.01) $   (0.04)  $    (0.08)
                                     =========  =========    =========
Weighted average number of shares    7,815,000  7,815,000    7,815,000
                                     =========  =========    =========












            See accompanying notes to condensed financial statements.

                                      -2-
PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
SEPTEMBER 30, 2003
(UNAUDITED)



                                                                  August 9, 2001
                                           Three Months Ending      (Inception)
                                               September 30,          Through
                                            2003          2002     Sept 30, 2003
                                      -------     -------   -------------

Revenue                              $     -    $      -     $       -

Operating expenses:
  General and administrative expenses  38,252     47,349       314,159
  Professional fees                    33,242     15,075       180,772
                                     ---------   --------     ---------
    Total operating expenses           71,494     62,424       494,931
                                     ---------   --------     ---------
Loss from operations                  (71,494)   (62,424)     (494,931)
                                     ---------   --------     ---------


Other income (expense):
  Impairment of license                     -          -      (150,000)
  Interest income                         297      1,132         7,719
  Interest expense (waiver)            91,923    (11,967)            -
                                    ---------    --------     ---------
   Total other income (expense)        92,220    (10,835)     (142,281)
                                    ---------    --------     ---------

Net loss (income)                  $   20,726  $ (73,259)  $  (637,212)
                                   ==========  ==========    ===========

Net(loss)income per share          $        -  $    0.01   $     (0.08)
                                   ==========  ==========   ============
Weighted average number of shares   7,815,000  7,815,000     7,815,000
                                   ==========  ==========   ============













            See accompanying notes to condensed financial statements.

-3-
PUREZZA GROUP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
SEPTEMBER 30, 2003
(UNAUDITED)



                                                   For the period from
                                                       August 9, 2001
                                      Nine Months Ending  (Inception)
                                        September 30,       Through
                                       2003       2002    Sept 30, 2003



Cash flows from operating activities:
 Net (loss)                          $(111,278) $(335,572) $(657,938)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Stock issued for services                  -          -        100
  Depreciation expense                   1,525      1,311      2,366
  Impairment of license                      -    150,000    150,000
 Increase (decrease) in:
  Accounts payable                           -          -          -
  Accrued expenses                      (3,158)    (3,159)        (1)
  Accrued interest (waiver)            (67,989)    29,001     91,923
  Other adjustments                         (2)       530       (612)
  Other adjustments                                (2,466)

                                       -------    -------    -------
Net cash used in operating activities:(180,902)  (160,355)  (485,144)
                                       -------    -------    -------

Cash flows from investing activities:
  Purchase of license                        0          0   (150,000)
  Purchase of computer                       0     (2,250)    (4,074)
                                       -------    -------    -------
Net cash used in investing activities        0     (2,250)  (154,074)
                                       -------    -------    -------

Cash flows from financing activities:
 Proceeds from issuance of common stock      0          0    338,658
 Repurchase of common stock                  0     (3,625)    (3,625)
 Proceeds from convertible debenture         0          0    600,000
                                       -------    -------    -------
Net cash provided by financing activities    0     (3,625)   935,033
                                       -------    -------    -------
Net increase (decrease) in cash       (180,902)  (166,230)   295,815

Cash, beginning of period              476,717    686,262          -
                                       -------    -------    -------
Cash, end of period                  $ 295,815  $ 520,032  $ 295,815
                                       =======    =======    =======

See accompanying notes to condensed financial statements.
-4-
PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDING
SEPTEMBER 30, 2003




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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2002. Operating results for the nine months ending and the three months ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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



-5-
PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDING
SEPTEMBER 30, 2003



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


Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $1,311 and $280 for the nine months ending September 30, 2003 and 2002, respectfully.


Fair Value of Financial Instruments

The Company's financial instruments consist entirely of cash in bank and a convertible debenture note. The carrying amounts of such financial instruments, as reflected in the balance sheet, approximate the estimated fair value of the accounts as of September 30, 2003 and 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.



-6-
PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDING
SEPTEMBER 30, 2003




NOTE 4 - MANAGEMENT'S PLANS

The Company plans to market Phoslock in all of the licensed areas. The Company expects sales to commence over the next twelve months. Several major companies and municipalities are in the advanced stages of testing Phoslock. To date no sales have taken place.


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




NOTE 6 - DEBENTURE


During the quarter ending September 30, 2003, debenture note holder Gregory A. Nagel waived the accrued interest payable on the debenture note. The interest on the debenture note was waived through May, 2004, inasmuch as the debenture note holder had never intended to charge the Corporation interest until such time as the Corporation was actually in business. The note holder does not expect interest to be paid until the Corporation earns sufficient gross revenues to be able to pay interest.






-7-
PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDING
SEPTEMBER 30, 2003







NOTE 7 - PHOSLOCK PRODUCT CHANGE


Purezza in conjunction with its licensor has arranged for a world wide, consistent Phoslock product. A granulation plant is now under construction in Kunming, China, which will produce Phoslock for distribution world wide to all licensees. The Corporation's president, Leonard M. Perle and product consultant, Dr. Clifford Buntin of the University of Southern California along with special international cooperation from our Australian shareholders and licensor, the international group was able to formulate a granule Phoslock product which is a vast improvement over the slurry product.

All world wide Phoslock distributors will be able to take delivery, commencing in January or February, 2004, of the new granule Phoslock. The new Phoslock is economically superior, as it is a dry product which can be more easily produced, stored, shipped, and used. The previous slurry product was 80% water making it inefficient to handle.

We will have consistency and significant cost savings as a result of this change. Long term, this is major improvement. Short term, it is a reasowhy our sales will be delayed until we can deliver product.
























-8-
PUREZZA GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDING
SEPTEMBER 30, 2003




NOTE 8 - SUBSEQUENT EVENTS - OPTIONS


Subsequent to the quarter ending September 30, 2003, the Corporation issued options to purchase common stock as follows:


  to Larry Legel, Chief Administrative Officer, Director, Secretary, Treasurer and Chief Financial Officer, in the amount of 150,000 options at a strike price of $0.10 per share. The options may be exercised at any time for five years. The option date is October 20, 2003. The expiration date is October 20, 2008. The options were issued to Director/Officer in consideration for services rendered, and in anticipation of future services to be rendered.

  to Sanzari Family Trust, in the amount of 250,000 options at a strike price of $1.00 per share. The options may be exercised at any time for three years. The option date is October 27, 2003. The expiration date is October 27, 2006. The options were issued in consideration of the option holder providing working capital to the Corporation.

  to TJP Management, Inc., in the amount of 250,000 options at a strike price of $1.00 per share. The options may be exercised at any time for three years. The option date is October 27, 2003. The expiration date is October 27, 2006. The options were issued in consideration of the option holder providing working capital to the Corporation.

  to Gregory A. Nagel, in the amount of 1,000,000 options at a strike price of $1.00 per share. The options may be exercised at any time for five years. The option date is November 5, 2003. The expiration date is November 5, 2006. The options were issued in consideration of the option holder providing working capital to the Corporation.

















-9-
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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


PLAN OF OPERATIONS

We will need approximately $218,000 to implement our Plan of Operations, not including substantial royalty payment obligations that we will incur under the terms of our sub-license agreement with Integrated Mineral Technology Pty Ltd, as follows: (a) we are required to make minimum royalty payments of $850,000 to our Australia-based licensor, if and only if we sell specified amounts of the Phoslock product; and (b) separate and apart from the minimum royalty payments, we are required to make royalty payments totaling in excess of $18 million from 2004 until the end of the 18 year agreement. We are required to make these royalty payments whether or not we sell Phoslock. Our obligation to pay our licensor $250,000 in royalties for the year ending December 31, 2003 has been waived by our licensor.











                                     -10-
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONT'D)


We have $295,815 of cash available as of September 30, 2003 for anticipated expenses of $218,000 as detailed in our Plan of Operations. Although we have sufficient funds to meet the anticipated expenses detailed in our Plan of Operations, we do not have sufficient funds to meet our other obligations which consist of the royalty payments detailed above. We anticipate that even if our current cash requirements change we will not have sufficient cash regarding any required royalty payments for a period of 12 months through our existing capital and revenue from product sales; moreover, there are no assurances that our estimated expenses or revenue expectations will be correct. In the event that our cash or our revenues are insufficient to meet our needs, we will seek financing through traditional bank financing or a debt or equity offering. However, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In addition, if we only have limited funds by which to conduct our operations, we may be unable to conduct any marketing or advertising, which will negatively impact development of our brand name and reputation, and future product sales. In the event that we do not receive financing or our financial resources are inadequate to meet our capital needs, or if we do not adequately implement an alternative Plan of Operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
    o     Sell or dispose of our assets, if any;
    o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
    o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
    o File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
    o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
    o Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

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



-11-
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONT'D)


We do not know and cannot determine which, if any, of these actions we will be forced to take.

If any of these foregoing events occur, Shareholders could lose their entire investment in our shares.


OUR PLAN OF OPERATIONS TO DATE

We have accomplished the following to date regarding our Plan of Operations:
     o    Formulated our business, marketing, and operational plans;
     o    Raised capital from the sale of our common stock;
     o Negotiated and completed agreements with the licensor of the Phoslock product, Integrated Mineral Technology Pty Ltd;
     o Negotiated and completed agreements with our exclusive sales agent, Pro-Finishes, Inc.;
     o Established a website at www.purezza.com to refer potential customers to information regarding our business;
     o Duplicated the Phoslock product and sent samples to our licensor for testing and approval which were approved by our licensor;
     o Our licensor, Integrated Mineral Technology Pty Ltd, contracted with Exponent Environmental Group, Inc. to prepare an application to the Environmental Protection Agency on our behalf to register Phoslock as a new chemical under the Toxic Substances Act. This application was filed on January 4, 2003 and approved on March 7, 2003;
     o Our sub-manufacturer, Heterene Corporation, manufactured 8360 pounds of Phoslock to provide samples to prospective customers or for possible future orders; and
     o In November 2002, we originally attempted sales of our Phoslock product, but we then determined that we did not have approval of the Environmental Protection Agency.
     o In August, 2003 we started to send out samples of our products under limited sales efforts and in October, 2003, we modified our sales efforts because of the changes in our product Phoslock, from a slurry formula to a granule formula.


OUR PLAN OF OPERATIONS

We originally planned to implement our Plan of Operations from July, 2002 to July, 2003; however, our Plan of Operations was delayed because we did not receive approval from the Environmental Protection Agency to register Phoslock as a new chemical under the Agency's Toxic Substances Act until March 7, 2003. We plan to accomplish our Plan of Operations outlined below over fifteen months beginning October, 2003 and continuing until December, 2004. During our fifteen month Plan of Operations, we will market the Phoslock product only in the United States. We will not market Phoslock in Canada, Mexico, Central and South America until at least March, 2005.






-12-
October, 2003 - February, 2004
Steps Required to obtain our Raw Materials

Steps required to obtain our raw materials have been dramatically simplified due to the fact that all of the Phoslock production will come from the new Kunming, China plant and there will be no need for the Corporation to obtain its own raw materials.

February 2003 - February 2004
Steps Required for Sub-Manufacturing of Phoslock

Steps required for sub-Manufacturing of Phoslock have been dramatically changed due to the fact that from now on all of the Phoslock production will come from the new Kunming, China plant and no sub-manufacturing of Phoslock by the Corporation will be necessary.

October, 2003 - December, 2004
Identifying Prospective Customers

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

October 2003 - December 2004
Meetings with Prospective Customers

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

-13-
October, 2003 - December, 2004
Marketing

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



-14-
Review of our Operations by our Licensor's Technical Advisory Board

Previous to the changes, due to the fact that the Corporation will purchase all of the new Phoslock products from the new Phoslock plant in Kunming, China, our licensor's Technical Advisory Board conducted an annual review of our operations and sub-manufacturing facility in order to determine whether:
    o The manufacture of the Phoslock product by our sub-manufacturer conformed to the product specifications of our licensor;
    o The manufacturing equipment used in the manufacturing process by our sub-manufacturer was capable of manufacturing according to our licensor's product specifications;
    o Our quality control standards conformed to our licensor's quality control standards;
    o The sub-manufacturer of the Phoslock product that we used had the technical skills and experience to manufacture Phoslock; and
    o     We were using our best efforts to sell the Phoslock product.

The first visit for a review of our operations by our licensor's Technical Advisory Board was scheduled for February 2002, but rescheduled to July 1, 2002 by our licensor and then rescheduled again to late October, 2002 by our licensor. On October, 22 and 23, 2002, members of our Licensor's Technical Advisory Board who are the Chief Executive Officer and Technical Director of our licensor, visited our headquarters in Fairfield, New Jersey. Our licensor assumed all costs of this visit. During their visit, the Technical Advisory Board members met with our President, Mr. Leonard Perle, the President of Pro-Finishes, Mr. Adam Perle, and Pro-Finishes sales representatives that will assist in marketing Phoslock throughout our licensed territory. The licensor representatives provided a detailed commentary on the development and applications of Phoslock. In addition, the licensor representatives and our President, Mr. Leonard Perle, conducted the following conference calls with: (a) representatives of Exponent, Inc., the consultant which arranged for and prepared an application to the United States Environmental Protection Agency to register Phoslock as a new chemical under that agency's Toxic Substance Control Act to ascertain the status of the preparation of the application and any information needed for its preparation; and (b) a representative of a Florida municipality as a prospective customer which is in control of a lake with algae problems. In addition, the Technical Advisory Board members visited Heterene Corporation which was to sub-manufacture the Phoslock product on our behalf. The licensor representatives met with Heterene Corporation's Chief Engineer, Herbert Frank, inspected the plant and viewed the tank and mixing areas where Phoslock was to be manufactured. The licensor representatives discussed with Mr. Frank the current operations of the Heterene plant and processing taking place to manufacture Heterene's products. Additionally, the Technical Advisory Board members reviewed the procedures necessary to utilize the same equipment Heterene is using for manufacture of its products, which was to be used to manufacture Phoslock, including the relevant cleaning protocols. The Technical Advisory Board members concluded that the plant contained almost all of the equipment to manufacture Phoslock and that Heterene had the technical skills and experience to manufacture Phoslock. The next visit by the Technical Advisory Board which had been scheduled for October, 2003 or November, 2003, will not have to be done because the Corporation will be purchasing our product directly from the new Phoslock granule plant in Kunming, China.




-15-
September, 2002 - November, 2003
Testing Procedures

The need for testing procedures has been eliminated due to the fact that all of the Phoslock product will come from the new Kunming, China plant and there will be no need for the testing procedures previously required when the Corporation produced its own Phoslock product.


Future Production Costs

Future production costs will be significantly reduced, due to the fact that all of the Phoslock product will be produced at the new Kunming, China plant and through mass production, costs per ton will be less. The amount of savings has not yet been determined.


Future Equipment Costs

Future equipment costs for testing equipment will be eliminated completely due to the fact that the Corporation will no longer be producing its own Phoslock product, but will be buying product directly from the new Kunming, China plant.


Pricing of Phoslock

The anticipated prices at which we intend to sell Phoslock to our customers were at one time:

Amount of Phoslock Order                         Price
Less than 1 ton                               $1,800 per ton
From 1 ton to 10 tons                         $1,700 per ton
From 11 tons to 50 tons                       $1,600 per ton
From 50 tons to 100 tons or more              $1,500 per ton

At this time those prices are being reduced due to the fact that we will receive savings as a result of the new Phoslock granule product which will be available when production commences at the new plant in Kunming, China in January or February, 2004.

Summary of Total Costs of $218,000 to accomplish our Plan of Operations Attending trade shows - $15,000
Advertising - $75,000
Working Capital Needs of $28,000 consisting of: (a) $1,000 per month rent paid to Jeen International for total annual rent of $12,000; (b)$500 per month cost paid to Jeen International for part-time tasks by one of their 4 secretaries for a total annual cost of $6,000; (c) annual telephone and other office expenses of $10,000.
Chief Executive Officer's Salary for one year - $100,000

Our source of the funds to accomplish our Plan of Operations will be derived from our current cash of $295,815 as of September 30, 2003, which is sufficient to conduct our Plan of Operations. We derived our cash resources from a $600,000 debenture investment and private placement sales of our common stock, prior to the filing of a registration statement.


-16-
Item 3. CONTROLS AND PROCEDURES.

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

Item 2. Changes in Securities.
Not Applicable.

Item 3. Defaults Upon Senior Securities.
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5. Other Information.
Not Applicable.

























-17-
Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits and Index of Exhibits

Exhibit Number    Description

 3i)             Articles of Incorporation (1)

 3(ii)           By-Laws (1)

    31.3(i)-3(ii)    Denotes exhibits previously filed on April 1, 2003 with
                     Purezza Group, Inc.'s SB-2/A Registration Statement amendment 6., File #333-85306, hereby incorporated by reference.

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

      31.3-32.6   Denotes exhibits previously filed on September 10, 2003
                  with Form 10QSB for the quarter ending June 30, 2003.

-18-
Item 6. Exhibits and Reports on Form 8-K.
          (a) Exhibits and Index of Exhibits

Exhibit Number    Description




31.5 Certification on November 13, 2003 of Chief Executive Officer for the quarter ending September 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6 Certification on November 13, 2003 of Chief Financial Officer for the quarter ending September 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.7 Certification on November 13, 2003 of Chief Executive Officer for the quarter ending September 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.8 Certification on November 13, 2003 of Chief Financial Officer for the quarter ending September 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.


      31.5-32.8   Denotes exhibits filed on November 13, 2003 with Form
                  10QSB for the quarter ending September 30, 2003.





























-19-
          (b) Reports on Form 8-K.




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

On November 7, 2003, the registrant filed a Form 8-K under Item 4, "CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT", stating that the registrant changed its accounting firm from Daszkal Bolton LLP back to Durland and Company, CPA's, PA.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 13, 2003


                           Purezza Group, Inc.
                                  (Registrant)






/s/ Leonard Perle
    Leonard Perle
    President and Chief Executive Officer






/s/ Larry Legel
    Larry Legel
    Principal Financial Officer and Principal Accounting Officer
    and Chief Administrative Officer




-20-
EX-31 3 purezzaex311.htm

Exhibit 31.5
CERTIFICATIONS ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                                 CERTIFICATIONS

I, Leonard Perle, certify that:

1. I have reviewed this quarterly report for September 30, 2003 on Form 10-QSB of Purezza Group, Inc.;

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



Date: November 13, 2003






/s/ Leonard Perle
    Leonard Perle
    President and Chief Executive Officer















EX-31 4 purezzaex312.htm

Exhibit 31.6
CERTIFICATIONS ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                                 CERTIFICATIONS

I, Larry Legel, certify that:

1. I have reviewed this quarterly report for September 30, 2003 on Form 10-QSB of Purezza Group, Inc.;

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



Date: November 13, 2003






/s/ Larry Legel
    Larry Legel
Principal Financial Officer and Principal Accounting Officer
and Chief Administrative Officer















EX-32 5 purezzaex321.htm

Exhibit 32.7
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Form 10-QSB Quarterly Report of Purezza Group, Inc. (the "Company") for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



November 13, 2003




/s/ Leonard Perle
    Leonard Perle
President and Chief Executive Officer












 EX-32 6 purezzaex322.htm

Exhibit 32.8


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Form 10-QSB Quarterly Report of Purezza Group, Inc. (the"Company") for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 11, 2003




/s/ Larry Legel
    Larry Legel
Principal Financial Officer and Principal Accounting Officer