Form 10KSB
period 2003-12-31
PUREZZA GROUP INC
filed 2004-03-31
CIK 1162747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ending December 31, 2003

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

                  800 West Cypress Creek Road, Suite 470
                          Ft. Lauderdale, FL 33309
                    (Address of principal executive offices)

                              (954) 493-8900
                           (Issuer's telephone number)

Previous Address:

24 Madison Road
Fairfield, NJ 07004

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
[ ] Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 2004, we had 6,915,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                      PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.
































PUREZZA GROUP, INC.
(A Development Stage Enterprise)
FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2003











































INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report	F-2

Balance Sheet	F-3

Statement of Operations	F-4

Statement of Stockholders' Equity	F-5

Statement of Cash Flows	F-6

Notes to Financial Statement	F7-11

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Purezza Group, Inc.
(A Development Stage Enterprise)
Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of Purezza Group, Inc., a development stage enterprise, as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002, and the periods from August 9, 2001 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purezza Group, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and the periods from August 9, 2001 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.



					/s/Durland & Company, CPAs, P.A.
                                 Durland & Company, CPAs, P.A.





Palm Beach, Florida
March 30, 2004

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEET
DECEMBER 31, 2003 and 2002



ASSETS


                                               2003          2002




Current assets:
  Cash                                        $ 253,598     $ 476,717

Property and equipment, net                       1,495         3,019
                                              ---------       -------
            Total assets                      $ 255,093     $ 479,736
                                              =========       =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses payable                    $       0     $   3,158

     Total current liabilities                        0         3,158

Long-term debt:
  Convertible debenture note payable            600,000       600,000
  Accrued interest                                    0        67,989
                                              ---------       -------
     Total long-term debt                       600,000       667,989
                                              ---------       -------
     Total liabilities                        $ 600,000     $ 671,147
                                              ---------       -------
Stockholders' equity (deficit):
  Common stock, $ 0.001 par value,
   100,000,000 shares authorized; 7,815,000
   shares issued and outstanding                  7,815         7,815
  Additional paid-in capital                    326,707       326,707
  Accumulated deficit during development stage (679,429)     (525,933)
                                               ---------      -------
   Total stockholders' equity (deficit)        (344,907)     (191,411)
                                               ---------      -------

   Total liabilities and stockholders' equity $ 255,093     $ 479,736
                                               =========      =======







The accompanying notes are an integral part of the financial statements

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
DECEMBER 13, 2003



                                                                    From
                                                               August 9, 2001
                                               Year Ending       (Inception)
                                               December 31,        Through
                                           2003          2002    Dec 31, 2003
                                        ----------    ---------  ------------

Revenue                                 $      -    $     -      $     -

Operating expenses:
  General and administrative expenses    132,495    141,970      343,770
  Professional fees                       90,406     58,440      193,606
                                         -------    -------      -------
    Total operating expenses             222,901    200,410      537,376
                                         -------    -------      -------

(Loss) from operations                  (222,901)  (200,410)    (537,376)
                                         -------    -------      -------


Other income (expense):
  Impairment of license                        -   (150,000)    (150,000)
  Interest income                          1,418      4,387        7,948
359:    Interest (expense) waived in
      0
                                         -------     ------      -------
   Total other income (expense)         ( 69,407)  (193,350)    (142,052)
                                         -------     ------      -------

Net (loss)                            $ (153,494) $(393,760)  $ (679,428)
                                         =======    =======      =======

Net (loss) per share                  $    (0.02) $   (0.04)
                                         =======    =======
Weighted average number of shares      7,815,000 10,069,452
                                       =========  =========











The accompanying notes are an integral part of the financial statements

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
DECEMBER 13, 2003



                                                                         Deficit
    Accumulated
                                   Additional  During the     Total
404: Number of   Common  Paid-In   Development  Stockholders'
    Stock        Capital      Stage        Equity


     $ 0     $  0      $   0     $      0

410: Shares issued for cash founders
              10,271,000    10,271     0          0       10,271
Shares issued with debt at
                     850,000       850   12,926       0       13,776
Shares issued for services
                     5,000         5       95       0          100
Shares issued for cash
                   314,000       314  313,686       0      314,000

    0        0   (132,174) (132,174)


BALANCE, December 31, 2001   11,440,000   11,440 326,707   (132,174) 205,973

Shares repurchased for cash  (3,625,000)  (3,625)      0          0   (3,625)

Net Loss                              0        0       0    393,760 (393,760)

BALANCE, December 31, 2002    7,815,000    7,815 326,707   (525,934)(191,412)

Net Loss                              0        0       0   (153,494)(153,494)

ENDING BALANCE,
      7,815,000    7,815 326,707   $679,428 $344,906



















The accompanying notes are an integral part of the financial statements
    F-5



PUREZZA GROUP, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
FOR YEARS ENDING DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
DECEMBER 31, 2003

                                                        For the period from
                                                            August 9, 2001
                                            Year Ending      (Inception)
                                            December 31,       Through
                                          2003       2002    Dec 31, 2003

Cash flows from operating activities:
 Net (loss)                          $(153,494) $(393,760)   $(679,428)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Stock issued for services                  -          -          100
  Depreciation expense                   1,522        755        2,577
  Impairment of license                      -    150,000      150,000
 Increase (decrease) in:
  Accounts payable                           -    (11,250)           -
  Accrued expenses                      (3,158)     3,158            -
  Accrued interest (waiver)            (67,989)    47,737            -
                                       -------    -------      -------
Net cash used in operating activities:(223,119)  (203,360)    (526,751)
                                       -------     -------     -------

Cash flows from investing activities:
  Purchase of license                        0          0     (150,000)
  Purchase of computer                       0     (2,250)      (4,074)
                                       -------     -------     --------
Net cash used in investing activities        0     (2,250)    (154,074)
                                       -------     -------     --------

Cash flows from financing activities:
 Proceeds from issuance of common stock      0          0      338,048
 Repurchase of common stock                  0     (3,325)      (3,625)
 Proceeds from convertible debenture         0          0      600,000
                                       -------     -------     -------
Net cash provided by financing activities    0     (3,325)     934,423
                                       -------     -------     -------
Net increase (decrease) in cash       (223,119)  (208,935)     253,598

Cash, beginning of period              476,717    685,652            0
                                       -------    -------      -------
Cash, end of period                  $ 253,598  $ 476,717    $ 253,598
                                       =======    =======      =======
Supplemental Disclosure of Cash Flow
Information:
  Non-Cash Financing Activities:
  None




The accompanying notes are an integral part of the financial statements

F-6





Purezza Group, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(1) The Company Purezza Group, Inc. (the Company) is a Florida chartered development stage corporation which conducts business from its headquarters in Ft. Lauderdale, Florida. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product that efficiently removes phosphorus and other oxyanions in natural and industrial waters and waste water streams.

Phoslock was developed in 1996 by CSIRO, an Australian Government Agency, a research tank of 6,500 scientists. The product is currently being used successfully in Australia by IMT, a private Australian company selected by CSIRO to promote the commercial applications of the product.

The applications of Phoslock include removal of phosphorus in natural waterways, sewage treatment plants, farm dams, constructed wetlands, piggeries, feedlots, golf courses, dairy farms, aquaculture farms, aquariums, mining, industrial effluent, power plants, commercial development, and recreational and domestic consumer use.

Phoslock is a modified clay product of slurry powder granules. It works by being spread onto water surface. It absorbs nutrients from the water column as it settles to the bottom. Once it has passed through the water column, Phoslock forms a stable sediment on the bed of the water body, which effectively traps not only the nutrients that it has absorbed on the way down but those nutrients already contained in bottom sediments.

	The following summarize the more significant accounting and reporting policies and practices of the Company:

a) Use of estimates    The financial statements have been prepared in
conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

b) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position
(SOP) 98-5.

	c) Net loss per share Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

d) Stock compensation for services rendered The Company may issue shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and will be charged to operations.
(e) Revenue recognition Revenue from product sales will be recognized at the time the sale is made.
f) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $1,522 and $755 for the years ended December 31, 2003 and 2002, respectively.


F-7
Purezza Group, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(2) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.001 par value common stock and had 11,440,000 shares of common stock issued and outstanding at December 31, 2002 and 7,815,000 at December 31, 2003. The Company issued 10,271,000 shares of common stock to its founders in exchange for $10,271 in cash. It issued 850,000 shares of common stock to the Debenture Holder in exchange for $14,387 in cash. The Company issued 5,000 shares of common stock in exchange for services valued at $100. Through a Regulation D Rule 506 Private Placement, the Company issued 314,000 shares of common stock in exchange for $314,000 in cash.
The Company has issued 7,000,000 options to purchase shares of its common stock to its President. (See Note 8a.)
In August 2002, the Company repurchased 3,625,000 shares of the Company's common stock from 9 shareholders for the original amount paid, or $3,625 in cash. Such shares were immediately canceled by the Company.
(3) Convertible Debenture   On September 30, 2001, the Company entered into a
Convertible Debenture and Common Stock Agreement whereby the company received $600,000 in proceeds and issued a Debenture Note Payable in the amount of $600,000 convertible to 60,000 shares of the common stock of the Company, at $10 per share, at any time up to May 24, 2004, otherwise payable @ 8% interest annually, plus principal payable on May 24, 2004. Accrued interest payable at December 31, 2002 was $67,989, which was waived by the debenture holder, therefore the accrued interest payable at December 31, 2003 is $0..

(4) Income Taxes The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", since inception. SFAS No. 109 requires the liability method of accounting for income taxes. Deferred income taxes result in temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes. These differences are primarily due to the differences in accrual basis reporting for statement purposes and cash basis reporting for tax purposes.

At December 31, 2003, the Company had Federal and State net operating loss carry-forwards of $679,400, which expire $153,500, $393,800 and $132,100 at
December 31, 2023, 2022 and 2021, respectively.
Significant components of deferred income taxes are as follows:

Net Operating Loss                                 $ 679,400
                                                   ----------
Total Deferred Tax Asset                             139,000
Less: Valuation Allowance                           (139,000)
                                                   ----------
Net Deferred Tax Asset                             $ 0
                                                   ======
The amount recorded as deferred tax assets as of December 31, 2003 is $139,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the company has no history of profitable operations.

(5) Fair Value of Financial Instruments The Company's financial instruments consist entirely of cash in bank and a license and a convertible debenture note. The carrying amounts of such financial instruments, as reflected in the balance sheet, approximate the estimated fair value of the accounts as of
December 31, 2003. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Purezza Group, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(6) License Agreement On August 15, 2001, the company entered into a License Agreement with Integrated Mineral Technology Limited (IMT) whereby the company received the exclusive use of the product "Phoslock" for all applicable purposes in the USA, Canada, Mexico, Central American and South America. The Agreement was effective August 15, 2001 and is for a term of nineteen years and two and one-half months, ending October 31, 2020. The initial license fee paid by the Company was $150,000. In conjunction with the License Agreement, the Company sold 530,000 shares of the company's common stock to
 IMT in exchange for $530 in cash, and the Agreement is subject to certain other conditions.

When the Company begins commercialization of this license, it will amortize the initial license fee over the then remaining life of the license. The
 Company will pay IMT certain royalties pursuant to the Agreement. The Company has an exclusive license to sell and or manufacture the product, Phoslock, in the license territories. The Agreement provides for minium royalty amounts, contracted product pricing and specific use requirements of the product, as well as mutual benefits and obligations for sub licensing and referrals and various other considerations. The minimum royalty payments under the agreement are $843,750 in 2004, and $1,260,000 per year thereafter. In the second quarter of 2002, the Company wrote off the license fee, since the Company had not yet been able to commercialize the license.

(7)  Phoslock Product Change    Purezza in conjunction with its licensor has
arranged for the production of a world wide, consistent Phoslock product. A granulation plant is now under construction in Kunming, China, which will produce Phoslock for distribution world wide to all licensees. The Corporation's former president , Leonard M. Perle, who recently resigned due to health reasons and product consultant, Dr. Clifford Buntin, of the University of Southern California, along with special international cooperation from our Australian shareholders and licensor, were able to formulate a granule Phoslock product which is a vast improvement over the slurry product. All world wide Phoslock distributors will be able to take delivery, commencing in May, 2004, of the new granule Phoslock. The new Phoslock should be economically superior, as it is a dry product which can be more easily produced, stored, shipped, and used. The previous slurry product was 80% water, making it less efficient to handle. Phoslock will have consistency and significant cost savings as a result of this change. Long term, this is major improvement. Short term, it is a reason why sales will be delayed until product can be delivered.

Purezza Group, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements





(8)  Subsequent Events


As of January 15, 2004 Leonard Perle resigned as President of
Purezza Group, Inc. due to failing health. All options were cancelled at that time.


NOTE 9 - OPTIONS


During the quarter ending December 31, 2003, the Corporation issued options to purchase common stock as follows:


to Larry Legel, President, Chief Executive Officer, Chief Administrative Officer, Director, Secretary, Treasurer and Chief Financial Officer, in the amount of 150,000 options at a strike price of $0.10 per share.
The options may be exercised at any time for five years. The option date is October 20, 2003. The expiration date is October 20, 2008. The options were issued to Director/Officer in consideration for services rendered, and in anticipation of future services to be rendered.

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

Purezza Group, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements


(8) Related Parties
(a) Executive employment agreement On October 1, 2001, the Company entered into an Employment Agreement with employee Leonard M. Perle, as President and a member of the Board of Directors, for five years. Pursuant to the Agreement, the base compensation to be paid to Leonard M. Perle for months one through twelve of the employment term is at $60,000 annually; for months thirteen through nineteen, at $100,000 annually; for months twenty through twenty-six, at $150,000 annually; for months twenty-seven through thirty-two, at $200,000 annually; for months thirty-three through sixty, at $250,000 annually.


The number of options which Mr. Perle has received and may exercise at certain levels of Company revenue are as follows:
               Number of
                Options            Price            Company
                                                    Revenue
            ___________          _________       __________
               500,000           $    .50       $ 1,000,000

               500,000                            2,000,000
                                     2.00
               500,000                            4,000,000
                                     2.50
             ___________
Subtotal     1,500,000



The number of options which Mr. Perle has received and may exercise at certain levels of Company earnings is as follows:

               Number of
                Options          Price              Company
                                                    Revenue
           __________         _________           __________

            500,000             1.00                250,000

            500,000             2.50                500,000

            500,000             3.00                750,000

          1,000,000             5.00              1,000,000

          1,000,000             7.00              5,000,000

          1,000,000             7.00              7.500.000
         __________

Subtotal  5,500,000
         __________

Total     7,000,000
         ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Forward-Looking Statements.


This report on Form 10-K contains forward looking statements. The words "we," "us," and "our" refer to Purezza Group, Inc. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) possible lack of demand for our Phoslock product; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising; (d) our failure to implement certain steps in our Plan of Operations within the time period we originally planned to accomplish; (e) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (f) if we are unable to obtain financing to support our future growth plans, we will have to curtail our operations and our growth plans; (g) we are subject to extensive United States and foreign regulation which may increase our costs and lead to delays, fines or restrictions on our business; (h) should our agreement with our Australia-based licensor or our licensor's agreement with an Australian government agency be terminated, we will have to find an alternative business or cease our operations; (i) if we are unable to make royalty payments to our licensor, our sub-license agreement may be terminated, as well as our business; and (j) other risks that are discussed in our Form SB-2 Registration Statement which is available for review at the Securities and Exchange Commission's Edgar system at www.sec.gov.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONT'D)


We have $253,598 of cash available as of December 31, 2003 for anticipated expenses of $218,000 as detailed in our Plan of Operations. Although we have sufficient funds to meet the anticipated expenses detailed in our Plan of Operations, we do not have sufficient funds to meet our other obligations which consist of the royalty payments detailed above. We anticipate that even if our current cash requirements change we will not have sufficient cash regarding any required royalty payments for a period of 12 months through our existing capital and revenue from product sales; moreover, there are no assurances that our estimated expenses or revenue expectations will be correct. In the event that our cash or our revenues are insufficient to meet our needs, we will seek financing through traditional bank financing or a debt or equity offering. However, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In addition, if we only have limited funds by which to conduct our operations, we may be unable to conduct any marketing or advertising, which will negatively impact development of our brand name and reputation, and future product sales. In the event that we do not receive financing or our financial resources are inadequate to meet our capital needs, or if we do not adequately implement an alternative Plan of Operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
    o     Sell or dispose of our assets, if any;
    o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
    o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
    o File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
    o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
    o Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

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


OUR PLAN OF OPERATIONS

We originally planned to implement our Plan of Operations from July, 2002 to July, 2003; however, our Plan of Operations was delayed because we did not receive approval from the Environmental Protection Agency to register Phoslock as a new chemical under the Agency's Toxic Substances Act until March 7, 2003. We plan to accomplish our Plan of Operations outlined below over fifteen months beginning May, 2004 and continuing until July, 2005. During our fifteen month Plan of Operations, we will market the Phoslock product only in the United States. We will not market Phoslock in Canada, Mexico, Central and South America until at least August, 2006.

October, 2003 - February, 2004
Steps Required to obtain our Raw Materials

Steps required to obtain our raw materials have been dramatically simplified due to the fact that all of the Phoslock production will come from the new

Kunming, China plant and there will be no need for the Corporation to obtain its own raw materials.

February 2003 - October 2003
Steps Required for Sub-Manufacturing of Phoslock

Steps required for sub-Manufacturing of Phoslock have been dramatically changed due to the fact that from now on all of the Phoslock production will come from the new Kunming, China plant and no sub-manufacturing of Phoslock by the Corporation will be necessary.

October, 2003 - April, 2004
Identifying Prospective Customers

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

October 2003 - December 2003
Meetings with Prospective Customers

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

Hiring Sales Persons
Pro-Finishes plans to hire three sales persons on a full-time basis to sell the Phoslock Product in May. Pro-Finishes, Inc.'s president will attempt to recruit three full-time sales persons from his affiliated company, Jeen International, Inc. Sales persons will be compensated on a commission basis. Pro-Finishes sales representatives will be paid a 5% commission on product sales.

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


Pricing of Phoslock

The anticipated prices at which we intend to sell Phoslock to our customers were at one time:

Amount of Phoslock Order                         Price
Less than 1 ton                               $2,000 per ton
From 1 ton to 10 tons                         $2,000 per ton
From 11 tons to 50 tons                       $1,900 per ton
From 50 tons to 100 tons or more              $1,900 per ton

At this time those prices are being reduced due to the fact that we will receive savings as a result of the new Phoslock granule product which will be available when production commences at the new plant in Kunming, China in May, 2004.

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

Our source of the funds to accomplish our Plan of Operations will be derived from our current cash of $253,598 as of December 31, 2003, which is sufficient to conduct our Plan of Operations. We derived our cash resources from a $600,000 debenture investment and private placement sales of our common stock, prior to the filing of a registration statement.

Item 3. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this annual report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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


      31.5-32.8   Denotes exhibits filed on November 13, 2003 with Form
                  10QSB for the quarter ending September 30, 2003.

31.7 Certification on March 30, 2004 of Chief Executive Officer for the year ending December 31, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8 Certification on March 30, 2004 of Chief Financial Officer for the year ending December 31, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.9 Certification on March 30, 2004 of Chief Executive Officer for the year ending December 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.10 Certification on March 30, 2004 of Chief Financial Officer for the year ending December 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     31.7-32.10   Denotes exhibits filed on March 30, 2004 with Form
                  10KSB for the year ending December 31, 2003.

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



Date: March 30, 2004


                           Purezza Group, Inc.
                                  (Registrant)






/s/ Larry Legel
    Larry Legel
    President and Chief Executive Officer






/s/ Larry Legel
    Larry Legel
    Principal Financial Officer and Principal Accounting Officer
    and Chief Administrative Officer

EX-31 3 purezzaex311.htm

Exhibit 31.7
CERTIFICATIONS ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                                 CERTIFICATIONS

I, Larry Legel, certify that:

1. I have reviewed this annual report for December 31, 2003 on Form 10-KSB of Purezza Group, Inc.;

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



Date: March 30, 2004






/s/ Larry Legel
    Larry Legel
    President and Chief Executive Officer






































EX-31 4 purezzaex312.htm

Exhibit 31.8
CERTIFICATIONS ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                                 CERTIFICATIONS

I, Larry Legel, certify that:

1. I have reviewed this annual report for December 31, 2003 on Form 10-KSB of Purezza Group, Inc.;

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



Date: March 30, 2004






/s/ Larry Legel
    Larry Legel
Principal Financial Officer and Principal Accounting Officer
and Chief Administrative Officer





































EX-32 5 purezzaex321.htm

Exhibit 32.9
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Form 10-KSB annual report of Purezza Group, Inc.
(the "Company") for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



March 30, 2004




/s/ Larry Legel
    Larry Legel
President and Chief Executive Officer































  EX-32 6 purezzaex322.htm

Exhibit 32.10


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Form 10-KSB annual Report of Purezza Group, Inc. (the"Company") for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 30, 2004,




/s/ Larry Legel
    Larry Legel
Principal Financial Officer and Principal Accounting Officer