Form 10QSB
period 2004-03-31
PUREZZA GROUP INC
filed 2004-05-18
CIK 1162747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the three months ending March 31, 2004

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


936A Beachland Blvd, Suite 13
Vero Beach, FL 32963
(Address of principal executive offices)

(772) 231-7544
(Issuer's telephone number)

(772) 231-5947
(Issuer's fax number)


Previous Addresses:

800 West Cypress Creek Road, Suite 470
Ft. Lauderdale, FL 33309

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2004, we had 52,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check one): Yes [ ] No [X]










                      PART I-- FINANCIAL INFORMATION


Item 1. Financial Statements.



FORWARD LOOKING STATEMENT

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Transax International Limited (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.




















































PUREZZA GROUP, INC.

(A Development Stage Enterprise)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING MARCH 31, 2004

(UNAUDITED)





































PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING MARCH 31, 2004
(UNAUDITED)



TABLE OF CONTENTS


Condensed Financial Statements:

 Condensed Balance Sheet as of March 31, 2004 (unaudited).........1

 Condensed Statements of Operations for the three months ending
  March 31, 2004 and for the period from August 9, 2001
  (inception) through March 31, 2004 (unaudited)..................2

 Condensed Statements of Cash Flows for the three months ending
  March 31, 2004 and 2003 and for the period from August 9,
  2001 (inception) through March 31, 2004 (unaudited).............3

 Condensed Statement of Stockholders' Equity as of and for
  period from August 9, 2001 (inception)
  through March 31, 2004 (unaudited)............................. 4


Notes to Condensed Financial Statement (unaudited)................5-10




































PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)


ASSETS


  Current assets:
    Cash                                                   $  26,647
    Money Market Account                                     200,055

          Total Current assets                             $ 226,702

  Computers and Equipment
    Computers                                                  4,074
    Accumulated Depreciation                                  (3,220)

          Total Computers and Equipment                          854
          Total Assets                                     $ 227,556


LIABILITIES AND STOCKHOLDERS' DEFICIT


  Long-term debt:
    Convertible Debenture Note Payable                       600,000

          Total Liabilities                                $ 600,000

    Stockholders' Equity (deficit):
    Common stock(100,000,000 shares authorized,                7,815
     7,815,000 issued and outstanding)
    Paid In Capital                                          326,707
    Deficit Accumulated Development Stage                   (706,966)

          Total Stockholders' Equity (Deficit)              (372,444)


          Total Liabilities and Stockholders' Equity       $ 227,556
















See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDING MARCH 31, 2004
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
MARCH 31, 2004
(UNAUDITED)

                                                      August 9, 2001
                                 Three Months Ending    (Inception)
                                     March 31,            Through
                                   2004        2003    March 31, 2004
                                 -------      ------    -------------

Revenue                          $     -      $    -      $       -

Operating expenses:
  General and administrative
    expenses                      18,402      37,489        362,172
  Professional fees                9,351      22,885        202,957
                                  ------      ------        -------
    Total operating expenses      27,753      60,374        565,129
                                  ------      ------        -------
(Loss) from operations           (27,753)    (60,374)      (565,129)
                                  ------      ------        -------


Other income (expense):
  Impairment of license                -           -       (150,000)
  Interest income                    215         500          8,163
  Interest expense (waiver)            -     (11,967)             -
  Adjustment                           1           -              -
                                  ------      -------       -------
   Total other income (expense)      216     (11,467)      (141,837)
                                  ------      -------       -------

Net (loss) income             $  (27,537)   $(71,841)     $(706,966)
                                  ======      =======       ========

Net(loss)income per share     $    (0.01)   $  (0.01)     $   (0.09)
                                  ======      =======       ========
Weighted average number of
  shares                       7,815,000   7,815,000      7,815,000
                                ========   =========     ==========

















            See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2004 AND 2003
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
MARCH 31, 2004
(UNAUDITED)

                                         For the period
                                         From August 9, 2001
                        Three Months Ending  (Inception)
                             March 31,          Through



Cash flows from operating activities:
 Net (loss)                       $(27,537)   $(71,841)     $(706,966)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Stock issued for services              -           -            100
  Depreciation expense                 214         884          1,909
  Impairment of license                  -           -        150,000
 Increase (decrease) in:
  Accounts payable                       -           -              -
  Accrued expenses                       -       6,300              -
  Accrued interest (waiver)              -      11,967              -
  Adjustments                          427           -            700
                                   -------     -------        -------
Net cash used in operating
  activities:                      (26,896)    (52,690)      (554,257)
                                   -------     -------        -------

Cash flows from investing activities:
  Purchase of license                    0           0       (150,000)
  Purchase of computer                   0           0         (4,074)
                                   -------     -------       ---------
Net cash used in investing activities    0           0       (154,074)
                                   -------     -------       ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock  0           0        338,658
 Repurchase of common stock              0           0         (3,625)
 Proceeds from convertible debenture     0           0        600,000
                                   -------     -------      ---------
Net cash provided by financing
   activities                            0           0        935,033
                                   -------     -------       --------
Net increase (decrease) in cash    (26,896)    (52,690)       226,702

Cash, beginning of period          253,598     476,717              -
                                   -------     --------       -------
Cash, end of period              $ 226,702   $ 424,027      $ 226,702
                                   =======     ========       =======







See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE PERIOD FROM AUGUST 9, 2001
(INCEPTION) THROUGH MARCH 31, 2004
(UNAUDITED)
                                Deficit Accumulated
                                    Additional During the   Total
                  Number of Common  Paid-In    Development  Stockholders'
                  Shares    Stock   Capital    Stage        Equity
                  -------   ----    -------    --------      ----------

BEGINNING BALANCE,
 August 9, 2001         0        $0     $   0     $    0      $     0

Shares issued for
cash-founders at
 $0.001/sh.    10,271,000    10,271         0          0       10,271
Shares issued
with debt
at $0.017/sh.     850,000       850    12,926          0       13,776
Shares issued for services
at $0.02/sh.        5,000         5        95          0          100
Shares issued for
cash at $1.00/sh. 314,000       314   313,686          0      314,000

Net Loss                0         0         0   (132,174)    (132,174)
                   ------     -----   -------    -------      -------
BALANCE,
December 31, 2001 11,440,000 11,440   326,707   (132,174)     205,973

Shares repurchased
for cash          (3,625,000)(3,625)        0          0       (3,625)

Net Loss               0          0         0   (393,760)    (393,760)
                  ------       ----    ------     ------      -------
BALANCE,
December 31, 2002 7,815,000   7,815   326,707   (525,934)    (191,412)

Net Loss               0          0         0   (153,494)    (153,494)
                  ------     ----      ------     ------      -------
BALANCE,
December 31, 20037,815,000    7,815   326,707   (679,429)    (344,907)

Net Loss               0          0         0   ( 27,537)    ( 27,537)
                  ------    -----      ------     ------       ------
ENDING BALANCE,
March 31, 2004 7,815,000     7,815    326,707   (706,966)    (322,444)
                =======      =====     =====      ======       ======











See accompanying notes to condensed financial statements

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDING
MARCH 31, 2004
(UNAUDITED)




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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2003 and 2002. Operating results for the three months ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the years ending December 31, 2003, and 2002 previously filed.



NOTE 2 - NATURE OF BUSINESS


Purezza Group, Inc. (the Company) is a Florida chartered development stage corporation, which as of March 31, 2004 conducted business in Ft. Lauderdale, Florida but as of April 23, 2004 moved its offices to Vero Beach, Florida. See Note 9, Subsequent Events. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product that efficiently removes phosphorus and other oxyanions in natural and industrial waters and wastewater streams.


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

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDING
MARCH 31, 2003
(UNAUDITED)

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED

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

Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $214 and $884 for the three months ending March 31, 2004 and 2003, respectfully.


Fair Value of Financial Instruments

The Company's financial instruments consist entirely of cash in bank and a convertible debenture note. The carrying amounts of such financial instruments, as reflected in the balance sheet, approximate the estimated fair value of the accounts as of March 31, 2004 and 2003. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDING
MARCH 31, 2004
(UNAUDITED)

NOTE 4 - MANAGEMENT'S PLANS

PROPOSED OPERATIONS

Purezza Group, Inc. has no assets, liabilities or ongoing operations. Nevertheless, management believes that it may be able to recover some value for its shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of such investigation warrants, effect a business combination with a suitable privately held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

Management believes that the selection of a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our new management team believes that there are numerous privately held companies, seeking the perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing stock incentives or similar benefits to key employees, providing liquidity for all stockholders and other factors.

NOTE 5 - COMMITMENTS


As of March 31, 2004 the Company was obligated to pay royalty payments pursuant to its license agreement for the use of the Company's product, Phoslock. The Company's license agreement was with Integrated Mineral Technology Pty Ltd. (Integrated), an Australian entity, which has also been a shareholder of the Company since the early organizational stage of the Company. Royalty payments due for the year 2003 had previously been waived by Integrated.

Future minimum royalty payments under the agreement were to be as follows:

2004                   843,750
2005                 1,260,000
2006                 1,260,000
2007                 1,260,000
Thereafter          20,160,000
               ---------------
Total            $  24,783,750
               ===============

However, the liability has been transferred to another entity as of April 22, 2004.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDING
MARCH 31, 2004
(UNAUDITED)



NOTE 6 - DEBENTURE NOTE PAYABLE


During the quarter ending September 30, 2003, debenture note holder, Gregory A. Nagel, waived the accrued interest payable on the debenture note. The interest on the debenture note was waived through May, 2004.
The Note was satisfied in full on April 22, 2004, subsequent to the balance sheet date. See Note 9, SUBSEQUENT EVENTS - DEBENTURE NOTE.



NOTE 7 - PHOSLOCK PRODUCT CHANGE


As of March 31, 2004, Purezza Group, Inc.in conjunction with its licensor has arranged for the production of a consistent Phoslock product.
A granulation plant is now under construction in Kunming, China, which will produce Phoslock for distribution to all licensees. The Corporation's former president, Leonard M. Perle, who recently resigned due to health reasons and product consultant, Dr. Clifford Buntin, of the University of Southern California, along with special international cooperation from our Australian shareholders and licensor, were able to formulate a granule Phoslock product which is a vast improvement over the slurry product.

All Phoslock license holders will be able to take delivery, commencing in May, 2004, of the new granule Phoslock. The new Phoslock should be economically superior, as it is a dry product which can be more easily produced, stored, shipped, and used. The previous slurry product was 80% water, making it less efficient to handle.

As of April 23, 2004 the Phoslock product line was discontinued by the company and transferred to Purezza Marketing, Inc. See Note 9, SUBSEQUENT EVENTS.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDING
MARCH 31, 2004
(UNAUDITED)

NOTE 8 - OPTIONS

During the quarter ending December 31, 2003, the Corporation issued options to purchase common stock as follows:

to Larry Legel, former President, Chief Executive Officer, Chief Administrative Officer, Director, Secretary, Treasurer and Chief Financial Officer, in the amount of 150,000 options at a strike price of $0.10 per share. The options may be exercised at any time for five years. The option date is October 20, 2003. The expiration date is October 20, 2008.
The options were issued to Director/Officer in consideration for services rendered, and in anticipation of future services to be rendered.

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

On April 22, 2004 the corporation issued options to purchase common stock as follows:

to Gregory A. Nagel, subsequent to the balance sheet date, an option to purchase 5,000,000 shares was granted to Gregory A. Nagel.
See Note 9, SUBSEQUENT EVENTS - OPTIONS.

NOTE 9 - SUBSEQUENT EVENTS

DEBENTURE NOTE

In a stock for debt transaction dated April 22, 2004 the $600,000 Debenture Note Payable was satisfied in full.

TRANSFER OF ASSETS TO PUREZZA MARKETING, INC.

On April 23, 2004 Purezza Group, Inc. ("PRZA") transferred all of its assets to Purezza Marketing, Inc. ("PMI"). Concurrently with this transfer, PRZA distributed on a pro rata basis all of its ownership in PMI to the holders of its common stock (the "Distribution"). As a result of this transfer and the Distribution, PMI will operate independently from PRZA and as a successor to PRZA's business and operations.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDING
MARCH 31, 2004
(UNAUDITED)


NOTE 9 - SUBSEQUENT EVENTS, CONTINUED

TRANSFER OF SHARES TO KEATING REVERSE MERGER FUND, LLC

On April 23, 2004, International Equities Group, Inc. sold 37,185,000 shares of the common stock of Purezza Group, Inc. owned by it to Keating Reverse Merger Fund, LLC. for an aggregate purchase price of $350,000.
As of May 17, 2004 Keating Reverse Merger Fund, LLC (KRM) owns 42,185,000 shares, 80.35% of the Registrant's common stock and the other shareholders of Purezza Group, Inc. (PRZA) own 10,315,000 shares, or 19.65% of its common stock. IEG has no continuing economic interest in the company as to that block of 37,185,000 shares as either a stockholder or creditor. Included in the 42,815,000 shares owned by KRM is 5,000,000 shares purchased from the company by KRM for $50,000 @$.01 per share on April 26, 2004. IEG also transferred the $600,000 Debenture Note to the company and it was retired.
See Form 8-K/A filed on May 14, 2004 for the pro forms effects of the transfer of the assets and debt to equity commission.

SHARES ISSUED FOR SERVICES RENDERED

On April 26, 2004, 2,000,000 shares of the company stock was issued to Kevin
R. Keating, the new President of the company as executive compensation for services rendered.

On April 26, 2004, 500,000 shares of the company stock was issued to Bertrand
T. Unger for consulting services rendered.

OPTION TO PURCHASE SHARES GRANTED TO GREGORY A. NAGEL

In connection with this transaction, Gregory A. Nagel, the former debenture bond holder, received an option to purchase 5,000,000 pre-split shares of the common stock of Purezza Group, Inc. @ $.08 per share in exchange for the $600,000 debenture note. The option was granted for a year on April 22, 2004, and expires April 22, 2005.

CHANGES IN BOARD OF DIRECTORS, OFFICERS, AND COMPANY ADDRESS

In connection with this transaction, Larry Legel resigned as chairman of PRZA's Board of Directors and as its President and Kevin R. Keating was nominated to serve as a Director and as the Company's President, Secretary and Treasurer. Concurrently, the principal executive office of the company was moved to 936A Beachland Blvd., Suite 13, Vero Beach, FL 32963.

LICENSE AGREEMENT

On April 20, 2004 a royalty payment became due on the required fixed payment pursuant to the License Agreement. The Company had been negotiating an amendment to the aforesaid license agreement. The license and the related liability were transferred to Purezza Marketing, Inc., as of April 22, 2004. The Company no longer has the license agreement nor does it owe any royalty payments to the licensor.

THE FOLLOWING THREE PAGES ARE

NOT PART OF THE

FINANCIAL STATEMENTS

BUT ARE INCLUDED AS

SUPPORTING SCHEDULES




































PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF INCOME
(LOSS) AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDING MARCH 31, 2004
(UNAUDITED)

                          For The Three
                          Months Ending
                          March 31, 2004

Other income                       215



General and Administrative Expenses

     Professional Fees                               5,926
     Attorney Fees                                   1,000
     Consulting Fees                                 2,150
     Consulting Fees, EPA                            2,500
     CPA Fees                                        5,850
     Depreciation Expense                              214
     Dues and Subscriptions                             69
     Licenses, Dues & Fees                             150
     Officer Salaries                                8,333
     Payroll Taxes                                      88
     Delivery Charges                                   29
     Travel Expenses                                   328
     Bank Charges                                      407
     Telephone                                         282
     Other Expense                                     426

Total General and Administrative Expenses           27,752

 Net Income/(Loss)                                 (27,537)

Deficit Accumulated Development Stage, Beginning  (679,429)

Deficit Accumulated Development Stage, Ending    $(706,966)



















See accompanying notes to condensed financial statements.

-Supporting Schedule-

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE PERIOD FROM AUGUST 9, 2001
(INCEPTION) THROUGH MARCH 31, 2004
(UNAUDITED)

                                                Deficit
                                                Accumulated
                                     Additional During the      Total
                  Number of  Common  Paid-In    Development  Stockholders
                  Shares     Stock   Capital    Stage        Equity
                  -------    ----    -------    --------     ----------
BEGINNING BALANCE,
 August 9, 2001        0    $   -    $     -    $     -       $      -
Shares issued for
 cash-founders
 at $0.001/sh  6,646,000    6,646          0          0          6,646
Shares issued with debt
  at $0.017/sh   850,000      850     13,537          0         14,387
Shares issued
 for cash at
 $1.00/sh        314,000      314    313,686          0        314,000
Balance from
 shares issued
 for cash      7,810,000    7,810    327,223          0        335,033
Shares issued
 for services
 at $0.02/sh       5,000        5         95          0            100
Balance including
services       7,815,000    7,815    327,318          0        335,133
Shares
 adjustment            0        0       (611)         0           (611)
Balance
 subsequent
 to share
 sales         7,815,000    7,815    326,707          0        334,522
Net Loss,
 Period Ending
 December 31, 2001                             (132,174)      (132,174)

BALANCE,
 December 31,
 2001          7,815,000    7,815    326,707   (132,174)       202,348

Net Loss, Three Months
  Ending March 31, 2002                         (76,370)       (76,370)

BALANCE, March 31,
 2002          7,815,000    7,815    326,707   (208,544)       125,978

Net Loss, Three Months
  Ending June 30, 2002                         (199,332)      (199,332)






See accompanying notes to condensed financial statements
-Supporting Schedule-


PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE PERIOD FROM AUGUST 9, 2001
(INCEPTION) THROUGH MARCH 31, 2004
(UNAUDITED)

                                                Deficit
                                                Accumulated
                                     Additional During the      Total
                  Number of  Common  Paid-In    Development  Stockholders
                  Shares     Stock   Capital    Stage        Equity
                  -------    ----    -------    --------     ----------

BALANCE, June 30,
 2002            7,815,000  7,815    326,707   (407,876)     (73,354)

Net Loss, Three Months
  Ending September 30, 2002                     (59,870)     (59,870)

BALANCE,
September 30,
 2002            7,815,000  7,815    326,707   (467,746)    (133,224)

Net Loss, Three Months
  Ending December 31, 2002                      (58,188)     (58,188)

BALANCE, December
 31, 2002        7,815,000  7,815    326,707   (525,934)    (191,412)

Net Loss, Three Months
  Ending March 31, 2003                         (69,340)     (69,340)

BALANCE, March
 31, 2003        7,815,000  7,815    326,707   (595,274)    (260,752)

Net Loss, Three Months
   Ending June 30, 2003                         (62,664)     (62,664)

BALANCE, June
 30, 2003        7,815,000  7,815    326,707   (657,938)    (323,416)

Net Income, Three Months
  Ending September 30, 2003                      20,726       20,726

BALANCE, September
 30, 2003        7,815,000  7,815    326,707   (637,212)    (302,690)

Net Loss, Three Months
  Ending December 31, 2003                      (42,216)     (42,216)

BALANCE, December
 31, 2003        7,815,000  7,815    326,707   (679,429)    (344,907)

Net Loss, Three Months
  Ending March 31, 2004                       (  27,537)    ( 27,537)

BALANCE, March
 31, 2004       7,815,000 $7,815   $326,707   $(706,966)    $372,444)

See accompanying notes to condensed financial statements
-Supporting Schedule-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.



NOTE 9 - SUBSEQUENT EVENTS


LICENSE AGREEMENT


On April 22, 2004, the Phoslock License Agreement and the related liability to pay royalties to Integrated Mineral Technology Pty Ltd. were transferred from Purezza Group, Inc. to Purezza Marketing, Inc. and the Company discontinued its Phoslock line of business.

At the time the transfers were made, the license agreement was being renegotiated. Pursuant to that agreement, a fixed royalty payment would have been due April 20, 2004 but that payment was not going to be paid because other issues concerning the license agreement were unresolved. Upon the transfer, Purezza Group, Inc. no longer has the license nor does it owe any royalty payments to the licensor. Since the original cost of the license had already been expensed in a prior year and the previously required royalty payments had been waived through 2003, there is no effect on the balance sheet as of March 31, 2004 due to the transfer.

As of April 22, 2004 there is no future liability and Purezza Group, Inc. is no longer liable for $24,783,750 in future commitments as stated under
Note 5, COMMITMENTS.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


PLAN OF OPERATIONS - PREVIOUS PLAN AS OF MARCH 31, 2004


Significant changes have occurred between the previous Plan of Operations which had been in place as of March 31, 2004 and a new Plan of Operations which is in place as of this filing date, May 17, 2004, and operable since the changes that took place April 22, 23, and 26, 2004. See below, PLAN OF OPERATIONS - NEW PLAN AS OF APRIL 23, 2004 and notes to the financial statements under Note 9, SUBSEQUENT EVENTS.

Prior to the changes, the Plan of Operations had been based on the business plan of using some of the Company's cash to market the Company's product.

Basically, the previous Plan of Operations was to use the Company's approximately $200,000 cash to market Phoslock. The exact details as to what the Company was going to do to market Phoslock is no longer an important issue because the Company has discontinued its Phoslock line of business as of April 23, 2004.

What is now the previous Plan of Operations, but as of March 31, 2004, was the only Plan, is fully explained in detail in all of the previous filings of the Company: Forms 10QSB's, the Form 10KSB, and the Form SB-2 Registration Statement, all of which are available for review at the Securities and Exchange Commission's Edgar System at www.sec.gov.


PLAN OF OPERATIONS - NEW PLAN AS OF APRIL 23, 2004

Subsequent to the changes, the Company's new Plan of Operations is based on attracting a suitable privately held Company, one that has both a business history and operating assets, with which to effect a business combination. The significant changes that occurred are explained in the footnotes to the financial statements that are included herewith under Note 9, SUBSEQUENT EVENTS and are summarized as follows:

The Company issued 42,185,000 additional shares to a new controlling shareholder; retired the $600,000 debenture note; transferred the license agreement to sell Phoslock; transferred all of its assets including over $200,000 in cash; transferred its liability to pay $24,783,750 in future royalty payments, changed its Officers, Directors, and address; and is headed in a completely different business direction, as compared to the Plan to market Phoslock which was the Plan of Operations as of March 31, 2004.

Purezza Group, Inc. has no assets, liabilities or ongoing operations. Nevertheless, management believes that it may be able to recover some value for its shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of such investigation warrants, effect a business combination with a suitable privately held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

The details of these changes are as follows:


DEBENTURE NOTE

In a stock for debt transaction dated April 22, 2004 the $600,000 Debenture Note Payable was satisfied in full.

TRANSFER OF ASSETS TO PUREZZA MARKETING, INC.

On April 23, 2004 Purezza Group, Inc. ("PRZA") transferred all of its assets to Purezza Marketing, Inc. ("PMI"). Concurrently with this transfer, PRZA distributed on a pro rata basis all of its ownership in PMI to the holders of its common stock (the "Distribution"). As a result of this transfer and the Distribution, PMI will operate independently from PRZA and as a successor to PRZA's business and operations.


TRANSFER OF SHARES TO KEATING REVERSE MERGER FUND, LLC

On April 23, 2004, International Equities Group, Inc. sold 37,185,000 shares of the common stock of Purezza Group, Inc. owned by it to Keating Reverse Merger Fund, LLC. for an aggregate purchase price of $350,000.
As of May 11, 2004 Keating Reverse Merger Fund, LLC (KRM) owns 42,185,000 shares, or 84.37% of the Registrant's common stock and the other shareholders of Purezza Group, Inc. (PRZA) own 7,815,000 shares, or 15.63% of its common stock. IEG has no continuing economic interest in the company as to that block of 37,185,000 shares as either a stockholder or creditor. Included in the 42,815,000 shares owned by KRM is 5,000,000 shares purchased from the company by KRM for $50,000 @$.01 per share on April 26, 2004.
IEG also transferred the $600,000 Debenture Note to the company and it was retired.

SHARES ISSUED FOR SERVICES RENDERED

On April 26, 2004, 2,000,000 shares of the company stock was issued to Kevin
R. Keating, the new President of the company as executive compensation for services rendered.

On April 26, 2004, 500,000 shares of the company stock was issued to Bertrand T. Unger for consulting services rendered.

OPTION TO PURCHASE SHARES GRANTED TO GREGORY A. NAGEL

In connection with this transaction, Gregory A. Nagel, the former debenture bond holder, received an option to purchase 5,000,000 pre-split shares of the common stock of Purezza Group, Inc. @ $.08 per share in exchange for the $600,000 debenture note. The option was granted for a year on April 22, 2004, and expires April 22, 2005.

CHANGES IN BOARD OF DIRECTORS, OFFICERS, AND COMPANY ADDRESS

In connection with this transaction, Larry Legel resigned as chairman of PRZA's Board of Directors and as its President and Kevin R. Keating was nominated to serve as a Director and as the Company's President, Secretary and Treasurer. Concurrently, the principal executive office of the company was moved to 936A Beachland Blvd., Suite 13, Vero Beach, FL 32963.


LICENSE AGREEMENT

On April 20, 2004 a royalty payment became due on the required fixed payment pursuant to the License Agreement. The Company had been negotiating an amendment to the aforesaid license agreement. The license and the related liability were transferred to Purezza Marketing, Inc., as of April 22, 2004. The Company no longer has the license agreement nor does it owe any royalty payments to the licensor.



PLAN OF OPERATIONS - NEW PLAN AS OF APRIL 23, 2004


Management believes that the selection of a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our new management team believes that there are numerous privately held companies, seeking the perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing stock incentives or similar benefits to key employees, providing liquidity for all stockholders and other factors.

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


      31.5-32.8   Denotes exhibits filed on November 13, 2003 with Form
                  10QSB for the quarter ending September 30, 2003.

31.7 Certification on March 30, 2004 of Chief Executive Officer for the quarter ending December 31, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8 Certification on March 30, 2004 of Chief Financial Officer for the quarter ending December 31, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.9 Certification on March 30, 2004 of Chief Executive Officer for the quarter ending December 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.10 Certification on March 30, 2004 of Chief Financial Officer for the quarter ending December 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     31.7-32.10   Denotes exhibits filed on March 30, 2004 with Form
                  10KSB for the year ending December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K.
          (a) Exhibits and Index of Exhibits

Exhibit Number    Description



31.9 Certification on May 17, 2004 of Chief Executive Officer for the quarter ending March 31, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.10 Certification on May 17, 2004 of Chief Financial Officer for the quarter ending March 31, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.11             Certification on May 17, 2004 of Chief Executive
                  Officer for the quarter ending March 31, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.12             Certification on May 17, 2004 of Chief Financial
                  Officer for the quarter ending March 31, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     31.9-32.12   Denotes exhibits filed on May 17, 2004 with Form
                  10QSB for the quarter ending March 31, 2004.

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

On April 30, 2004, the registrant filed a Form 8-K/A under Item 4, "CHANGES IN CONTROL OF REGISTRANT", "ACQUISITION OR DISPOSITION OF ASSETS", "FINANCIAL STATEMENTS AND EXHIBITS".

On May 3, 2004, the registrant filed a Form 8-K/A under Item 4, "CHANGES IN CONTROL OF REGISTRANT", "ACQUISITION OR DISPOSITION OF ASSETS", "FINANCIAL STATEMENTS AND EXHIBITS".

On May 14, 2004, the registrant filed a Form 8-K/A under Item 4, "CHANGES IN CONTROL OF REGISTRANT", "ACQUISITION OR DISPOSITION OF ASSETS", "FINANCIAL STATEMENTS AND EXHIBITS".


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 17, 2004



                           Purezza Group, Inc.
                                  (Registrant)



/s/ Kevin R. Keating
    Kevin R. Keating
    President and Chief Executive Officer




/s/ Kevin R. Keating
    Kevin R. Keating
    Principal Financial Officer and Principal Accounting Officer
    and Chief Administrative Officer

EX-31 3 purezzaex311.htm

Exhibit 31.7
CERTIFICATIONS ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                                 CERTIFICATIONS

I, Kevin R. Keating, certify that:

1. I have reviewed this quarterly report for March 31, 2004 on Form 10QSB of Purezza Group, Inc.;

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



Date: May 17, 2004






/s/ Kevin R. Keating
    Kevin R. Keating
    President and Chief Executive Officer






































EX-31 4 purezzaex312.htm

Exhibit 31.8
CERTIFICATIONS ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                                 CERTIFICATIONS

I, Kevin R. Keating, certify that:

1. I have reviewed this quarterly report for March 31, 2004 on Form 10QSB of Purezza Group, Inc.;

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



Date: May 17, 2004






/s/ Kevin R. Keating
    Kevin R. Keating
Principal Financial Officer and Principal Accounting Officer
and Chief Administrative Officer





































EX-32 5 purezzaex321.htm

Exhibit 32.9
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Form 10QSB quarterly report of Purezza Group, Inc. (the "Company") for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



May 17, 2004




/s/ Kevin R. Keating
    Kevin R. Keating
President and Chief Executive Officer
































EX-32 6 purezzaex322.htm

Exhibit 32.10


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Form 10QSB quarterly Report of Purezza Group, Inc. (the"Company") for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 17, 2004,




/s/ Kevin R. Keating
    Kevin R. Keating
Principal Financial Officer and Principal Accounting Officer