Form 10QSB/A
period 2004-03-31
PUREZZA GROUP INC
filed 2004-07-23
CIK 1162747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the three months ending March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _________________ to _________________

                        Commission file number: 333-85306

                               PUREZZA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                 Florida                              65-1129912
    (State or other jurisdiction of          (IRS Employer Identification)
             incorporation)


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

                                24 Madison Road
                              Fairfield, NJ 07004

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.            Yes [X]  No [ ]

The number of shares of the issuer's common stock outstanding as of May 17, 2004 was 52,500,000 shares, par value $0.001 per share.

Transactional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                      PART I-- FINANCIAL INFORMATION


Item 1. Financial Statements.

FORWARD LOOKING STATEMENT

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Purezza Group, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PUREZZA GROUP, INC.

(A Development Stage Enterprise)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING MARCH 31, 2004

(UNAUDITED)

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING MARCH 31, 2004
(UNAUDITED)



TABLE OF CONTENTS


Condensed Financial Statements:

 Condensed Balance Sheet as of March 31, 2004 (unaudited)..............1

 Condensed Statements of Operations for the three months ending
  March 31, 2004 and 2003 and for the period from August 9, 2001
  (inception) through March 31, 2004 (unaudited).......................2

 Condensed Statements of Cash Flows for the three months ending
  March 31, 2004 and 2003 and for the period from August 9,
  2001 (inception) through March 31, 2004 (unaudited)..................3

 Condensed Statement of Stockholders' Equity as of and for
  period from August 9, 2001 (inception)
  through March 31, 2004 (unaudited).................................. 4


Notes to Condensed Financial Statement (unaudited).....................5-10

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)


ASSETS


  Current assets:
    Cash and Cash Equivalents                                 $ 226,702

          Total Current assets                                $ 226,702

  Computers and Equipment
    Computers                                                     4,074
    Accumulated Depreciation                                     (3,220)

          Total Computers and Equipment                             854
          Total Assets                                        $ 227,556


LIABILITIES AND STOCKHOLDERS' DEFICIT


  Long-term debt:
    Convertible Debenture Note Payable                          600,000

          Total Liabilities                                   $ 600,000

    Stockholders' Equity (deficit):
    Common stock(100,000,000 shares authorized,                   7,815
     7,815,000 issued and outstanding)
    Paid In Capital                                             326,707
    Deficit Accumulated Development Stage                      (706,966)

          Total Stockholders' Equity (Deficit)                 (372,444)


          Total Liabilities and Stockholders' Equity          $ 227,556


See accompanying notes to condensed financial statements.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDING MARCH 31, 2004 AND 2003
AND FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) THROUGH
MARCH 31, 2004
(UNAUDITED)

                                                                August 9, 2001
                                       Three Months Ending       (Inception)
                                            March 31,             Through
                                       2004          2003       March 31, 2004
                                  -----------    -----------    --------------

Revenue                           $         -    $         -     $          -

Operating expenses:
  General and administrative
    expenses                           18,402         37,489         362,172
  Professional fees                     9,351         22,885         202,957
                                  -----------    -----------     -----------
    Total operating expenses           27,753         60,374         565,129
                                  -----------    -----------     -----------
(Loss) from operations                (27,753)       (60,374)       (565,129)
                                  -----------    -----------     -----------


Other income (expense):
  Impairment of license                     -              -        (150,000)
  Interest income                         216            500           8,163
  Interest expense (waiver)                 -        (11,967)              -
                                  -----------    -----------     -----------
   Total other income (expense)           216        (11,467)       (141,837)
                                  -----------    -----------     -----------

Net (loss) income                 $   (27,537)   $   (71,841)    $  (706,966)
                                  ===========    ===========     ===========

Net(loss)income per share         $     (0.01)   $     (0.01)    $     (0.09)
                                  ===========    ===========     ===========
Weighted average number of
  shares                            7,815,000      7,815,000       7,815,000
                                  ===========    ===========     ===========


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

                                                                    For the
                                                                     period
                                                                  From August 9,
                                                                      2001
                                                                   (Inception)
                                             Three Months Ending    Through
                                                  March 31,         March 31,
                                             2004         2003        2004
                                           ---------    ---------  ------------

Cash flows from operating activities:
 Net (loss)                                $ (27,537)   $ (71,841)   $(706,966)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Stock issued for services                        -            -          100
  Depreciation expense                           214          884        1,909
  Impairment of license                            -            -      150,000
 Increase (decrease) in:
  Accounts payable                                 -            -            -
  Accrued expenses                                 -        6,300            -
  Accrued interest (waiver)                        -       11,967            -
  Adjustments                                    427            -          700
                                           ---------    ---------    ---------
Net cash used in operating
  activities:                                (26,896)     (52,690)    (554,257)
                                           ---------    ---------    ---------

Cash flows from investing activities:
  Purchase of license                              0            0     (150,000)
  Purchase of computer                             0            0       (4,074)
                                           ---------    ---------    ---------
Net cash used in investing activities              0            0     (154,074)
                                           ---------    ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock            0            0      338,658
 Repurchase of common stock                        0            0       (3,625)
 Proceeds from convertible debenture               0            0      600,000
                                           ---------    ---------    ---------
Net cash provided by financing
   activities                                      0            0      935,033
                                           ---------    ---------    ---------
Net increase (decrease) in cash              (26,896)     (52,690)     226,702

Cash and Cash Equivalents,
beginning of period                          253,598      476,717            -
                                           ---------    ---------    ---------
Cash and Cash Equivalents,
end of period                              $ 226,702    $ 424,027    $ 226,702
                                           =========    =========    =========


See accompanying notes to condensed financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      AS OF AND FOR THE THREE MONTHS ENDING
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Purezza Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the interim financials not misleading have been included.

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

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the years ending December 31, 2003 and 2002, previously filed.


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


NOTE 4 - MANAGEMENT'S PLANS

PROPOSED OPERATIONS

Following the subsequent events(discussed in Note 9), the Company has no material assets or liabilities and has no active business operations. Nevertheless, management believes that it may be able to recover some value for its shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of such investigation warrants, effect a business combination with a suitable privately held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

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

Future minimum royalty payments under the agreement were to be as follows:

      2004                                      843,750
      2005                                    1,260,000
      2006                                    1,260,000
      2007                                    1,260,000
Thereafter                                   20,160,000
                                            -----------
Total                                       $24,783,750
                                            ===========

However, as part of the asset transfer to Purezza Marketing Inc. ("PMI"), the license agreement was transferred and assigned to PMI as of April 21, 2004. Integrated accepted and agreed to such transfer and assignment of license agreement to PMI. See Note 9, Subsequent Events - License Agreement.

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


NOTE 7 - PHOSLOCK PRODUCT CHANGE

As of March 31, 2004, the Company in conjunction with its licensor arranged for the production of a consistent Phoslock product. A granulation plant is now under construction in Kunming, China, which will produce Phoslock for distribution to all licensees. The Corporation's former president, Leonard M. Perle, who recently resigned due to health reasons and product consultant, Dr. Clifford Buntin, of the University of Southern California, along with special international cooperation from our Australian shareholders and licensor, were able to formulate a granule Phoslock product which is a vast improvement over the slurry product.

All Phoslock license holders will be able to take delivery, commencing in May, 2004, of the new granule Phoslock. The new Phoslock should be economically superior, as it is a dry product which can be more easily produced, stored, shipped, and used. The previous slurry product was 80% water, making it less efficient to handle.

As of April 21, 2004 the Phoslock product line was discontinued by the Company and transferred to PMI as part of the Company's transfer of the license agreement with Integrated to PMI. See Note 9, SUBSEQUENT EVENTS.

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

The compensation costs for the above transactions were immaterial.


NOTE 9 - SUBSEQUENT EVENTS

DEBENTURE NOTE

In a stock for debt transaction dated April 23, 2004, the $600,000 Debenture Note Payable was satisfied in full by the issuance of 37,185,000 shares of the Company's common stock to International Equities Group, Inc. (IEG), the holder of the Debenture Note.

TRANSFER OF ASSETS TO PUREZZA MARKETING, INC.

On April 23, 2004 the Company transferred all of its assets to PMI. Concurrently with this transfer, the Company distributed on a pro rata basis all of its stock ownership in PMI to the holders of its common stock (the "Distribution"). As a result of this transfer and the Distribution, PMI will operate independently from the Company and as a successor to the Company's business and operations.

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


NOTE 9 - SUBSEQUENT EVENTS, CONTINUED

TRANSFER OF SHARES TO KEATING REVERSE MERGER FUND, LLC

On April 23, 2004, IEG sold 37,185,000 shares of the Company's common stock owned by it to Keating Reverse Merger Fund, LLC. (KRM Fund) for an aggregate purchase price of $350,000. On April 26, 2004, KRM Fund purchased 5,000,000 shares of common stock from the Company for an aggregate purchase price of $50,000. As of May 17, 2004 KRM Fund owned 42,185,000 shares, 80.35% of the
Company's common stock and the other shareholders of the Company owned 10,315,000 shares, or 19.65% of its common stock. See Form 8-K/A filed on May 14, 2004 for the pro forma effects of the transfer of the assets and debt to equity conversion.

SHARES ISSUED FOR SERVICES RENDERED

On April 2, 2004, the Company cancelled 900,000 shares of common stock issued to its former President, Leonard M. Perle, who resigned for health reasons. On April 2, 2004, the Company issued 900,000 shares of common stock to Larry Legal as executive compensation for services rendered having a fair value of $9,000.

During April 2004, the Company cancelled 800,000 shares of common stock previously issued to Pro Finishes, Inc. for marketing services. The Company issued 800,000 shares of common stock to IEG during April 2004 as compensation for marketing services rendered having a fair value of $8,000.

On April 26, 2004, 2,000,000 shares of the Company's common stock was issued to Kevin R. Keating, the new President of the company as executive compensation for services rendered. The fair value of the services rendered was $20,000.

On April 26, 2004, 500,000 shares of the Company's common stock was issued to Bertrand T. Unger for consulting services rendered. The fair value of the services rendered was $5,000.

CHANGES IN BOARD OF DIRECTORS, OFFICERS, AND COMPANY ADDRESS

In connection with KRM Fund's acquisition of the Company's shares, Larry Legel resigned as chairman of the Company's Board of Directors and as its President and Kevin R. Keating was nominated to serve as a Director and as the Company's President, Secretary and Treasurer. Concurrently, the principal executive office of the company was moved to 936A Beachland Blvd., Suite 13, Vero Beach, FL 32963.

LICENSE AGREEMENT

On April 20, 2004 a royalty payment became due on the required fixed payment pursuant to the License Agreement. The Company had been negotiating an amendment to the aforesaid license agreement. The license and the related liability were transferred to PMI, as of April 21, 2004. The Company no longer has the license agreement nor does it owe any royalty payments to the licensor.

                              PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     AS OF AND FOR THE THREE MONTHS ENDING
                                 MARCH 31, 2004
                                  (UNAUDITED)


NOTE 9 - SUBSEQUENT EVENTS

LICENSE AGREEMENT

On April 21, 2004, the Phoslock License Agreement and the related liability to pay royalties to Integrated were transferred from the Company to PMI and the Company discontinued its Phoslock line of business.

At the time the transfers were made, the license agreement was being renegotiated. Pursuant to that agreement, a fixed royalty payment would have been due April 20, 2004 but that payment was not going to be paid because other issues concerning the license agreement were unresolved. Upon the transfer, the Company no longer has the license nor does it owe any royalty payments to the licensor. Since the original cost of the license had already been expensed in a prior year and the previously required royalty payments had been waived through 2003, there is no effect on the balance sheet as of March 31, 2004 due to the transfer.

As of April 21, 2004 there is no future liability under the license agreement and the Company is no longer liable for $24,783,750 in future royalty commitments as stated under Note 5, COMMITMENTS.

ITEM 2-- Management's Discussion and Analysis or Plan of Operation

The Company was incorporated under the laws of the State of Florida on August 9, 2001 for the purpose of marketing Phoslock, a patented product which efficiently removes phosphorus and other oxyanions in natural and industrial waters and wastewater streams.

In December 2003, the Company's President resigned due to health reasons and in March 2004, management determined that the Company did nor have sufficient financial nor personal resources to market and commercially exploit Phoslock. Accordingly, on April 23, 2004 the Company discontinued the Phoslock product line and transferred to its wholly owned subsidiary, Purezza Marketing, Inc. ("PMI") all of its assets and operations in exchange for PMI's assumption of, and indemnifications of the Company from, all of the Company's liabilities and obligations (the "Transfer"). Following the Transfer, all of the shares of PMI's common stock, held by the Company were distributed (the "Distribution") to the holders of the Company's common stock. As a result of the Transfer and the Distribution, PMI now operates independently from the Company and as a successor to the Company's business and operations.

Plan of Operations

Since that Transfer and Distribution and after a change in control and management, the Company's objective has been to acquire a company that will have experienced management and opportunities for growth in exchange for its securities.

General Business Plan

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the Securities Exchange Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purpose. The Company may acquire assets end establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth for expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to interview and/or meet with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to uti1ize written reports and investigation to evaluate the above factors, the Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value on the Company's securities in the future, if such market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax free" reorganization under Sections 368(a)(l) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, the officers and directors of the Company expect to interview and/or meet with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition and depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with assets and expectations of growth. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10- KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the Company may fail to satisfy the reporting requirements under the 1934 Act which may cause the Company's shares to no longer be eligible for trading and quotation of the over-the-counter Bulletin Board.

ITEM 3 Controls and Procedures

As of March 31, 2004, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-l4(c) and 15d-14(o)). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There are no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings - None

ITEM 2 - Changes in Securities - None

ITEM 3 - Defaults upon Senior Securities - None

ITEM 4 - Submission of Matters to a Vote of Security Holders - None

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on 8-K.

(a)        Exhibits

           Exhibit #  Exhibit Title

           31 Certification pursuant to Rule 13a-14(a) and 15d-14(a)

           32 Certification pursuant to Section 1350 of Title 18 of the United States Code

(b) Reports on Form 8-K

The following current reports on Form 8-K were filed during the quarter ended March 31, 2004:

     1. Form 8-K dated March 30, 2004, reporting a Change in Control and Disposition of Assets.

     2. Form 8-K dated May 14, 2004 filing certain Exhibits prepared in connection with the Change in Control.

     3. Form 8-K dated May 17, 2004, filing Pro Forma Financial Information relating to the Disposition of Assets.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


PUREZZA GROUP, INC


By: /s/ KEVIN R. KEATING

--------------------------------------
Name: Kevin K, Keating
Title: Chief Executive Officer

Dated: July 23, 2004