Form 10QSB
period 2004-06-30
PUREZZA GROUP INC
filed 2004-08-09
CIK 1162747

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

                       COMMISSION FILE NUMBER: 333-85306


                              PUREZZA GROUP, INC.
       (Exact name of small business issuer as specified in its charter)



          FLORIDA                                         65-1129912
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


            936A BEACHLAND BOULEVARD SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)


                                 (772) 231-7544
                          (Issuer's telephone number)




Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

As of August 4, 2004, there were 52,500,000 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X].

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Consolidated Condensed Balance Sheet as of June 30, 2004
        (unaudited)                                                            1

        Consolidated Condensed Statements of Operations for the
        three month and six month periods ended June 30, 2004
        and 2003 and for the period from August 9, 2001 (inception)
        through June 30, 2004 (unaudited)                                      2

        Consolidated Condensed Statements of Cash Flows for the
        six month periods ended June 30, 2004 and 2003 and for the period from August 9, 2001 (inception) through June 30,
        2004 (unaudited)                                                       3

        Notes to Condensed Financial Statements (unaudited)                  4-9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10-15

     Item 3.  Controls and Procedures                                         16

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities                                           17

     Item 6.  Exhibits and Reports on Form 8-K                                18

        Signatures                                                            19

        Certifications                                                     20-22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Purezza Group, Inc (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                  (UNAUDITED)

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEET


                                                                     June 30,
                                                                       2004
                                                                    -----------
                                                                    (unaudited)
ASSETS


  Current Assets:
      Cash                                                          $     1,595
                                                                    -----------

      Total Current Assets                                                1,595
                                                                    -----------

          Total Assets                                              $     1,595
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


  Current Liabilities
      Accrued expenses                                              $     1,000
                                                                    -----------

      Total Current Liabilities                                           1,000

    Stockholders' Equity
    Common stock (100,000,000 shares authorized,
     52,500,000 issued and outstanding)                                  52,500
    Additional paid in capital                                          974,022
    Deficit Accumulated during the development stage                 (1,025,927)
                                                                    -----------

      Total Stockholders' Equity                                            595
                                                                    -----------

      Total Liabilities and Stockholders' Equity                    $     1,595
                                                                    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                           August 9, 2001
                                     Three Months                    Six Months             (Inception)
                                    Ending June 30,                Ending June 30,            Through
                                  2004           2003            2004           2003       June 30, 2004
                              ------------   -------------   ------------   ------------   --------------

Revenue                       $         --   $          --   $         --   $         --   $           --

General and administrative
 expenses                           74,405              --         74,405             --           74,405
                              ------------   -------------   ------------   ------------   --------------

Loss from continuing
 operations                        (74,405)            (--)       (74,405)           (--)         (74,405)

Disposed operations:
Loss from disposal of
 product line and related
 assets                           (227,556)             --       (227,556)            --         (227,556)
Loss from operations of
 disposed product line             (17,000)        (62,664)       (44,537)      (132,004)        (723,966)
Income tax benefit (expense)            --              --             --             --               --
                              ------------   -------------   ------------   ------------   --------------

Loss from disposed
 operations                       (244,556)        (62,664)      (272,093)      (132,004)        (951,522)
                              ------------   -------------   ------------   ------------   --------------


Net loss                      $   (318,961)  $     (62,664)  $   (346,498)  $   (132,004)  $   (1,025,927)
                              ============   =============   ============   ============   ==============

Net loss per share:
 Continuing operations        $      (0.00)  $       (0.00)  $      (0.00)  $      (0.00)
 Loss from disposal of
  product line and related
  assets                             (0.01)          (0.00)         (0.01)         (0.00)
 Loss from operations of
  disposed product line              (0.00)          (0.01)         (0.00)         (0.02)
                              ------------   -------------   ------------   ------------

                              $      (0.01)  $       (0.01)  $      (0.01)  $      (0.02)
                              ============   =============   ============   ============

Weighted average number of
  shares outstanding,
  basic and diluted             41,068,626       7,815,000     24,441,813      7,815,000
                              ============   =============   ============   ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             PUREZZA GROUP, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                      August 9, 2001
                                             Six Months Ending         (Inception)
                                                  June 30,               Through
                                             2004          2003       June 30, 2004
                                          -----------   -----------   --------------

CASH FLOWS FROM
  OPERATING ACTIVITIES
Net Loss                                  $  (346,498)  $  (132,004)  $   (1,025,927)
Adjustments to reconcile net loss to net
 cash flows from operations:
  Stock issued for services                    42,000            --           42,100
  Depreciation expense                            641         1,311            3,220
  Impairment of license                            --            --          150,000
  Non-cash portion of loss on
   disposal of product line                       854            --              854
Increase (decrease) in:
  Accounts payable                                 --            --               --
  Accrued expenses                              1,000        (3,159)           1,000
  Accrued interest                                 --        23,934               --
                                          -----------   -----------   --------------

  Net cash flows from operating
   activities                                (302,003)     (109,918)        (828,753)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchase of license                              --            --         (150,000)
  Purchase of computer                             --            --           (4,074)
                                          -----------   -----------   --------------

Net cash flows from investing activities           --            --         (154,074)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Sale of common stock                         50,000            --          388,047
  Repurchase of common stock                       --            --           (3,625)
  Proceeds from convertible debenture              --            --          600,000
                                          -----------   -----------   --------------

Net cash flows from financing activities       50,000            --          984,422
                                          -----------   -----------   --------------

Net increase (decrease) in cash              (252,003)     (109,918)           1,595

Cash, beginning of period                     253,598       476,717               --
                                          -----------   -----------   --------------

Cash, end of period                       $     1,595   $   366,799   $        1,595
                                          ===========   ===========   ==============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Purezza Group, Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2003 and 2002. Operating results for the six months ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the years ending December 31, 2003, and 2002, previously filed.

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

      DISPOSED OPERATIONS

      The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has no financial instruments, other than cash.

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)

NOTE 2 - NATURE OF BUSINESS

      Purezza Group, Inc. ("the Company") is a Florida chartered development stage corporation headquartered in Vero Beach, Florida. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product that efficiently removes phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

      On April 23, 2004 the Company transferred all of its assets including, cash on hand, the Phoslock product line, and all of the Company's rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing Inc. ("PMI"), a wholly owned subsidiary of the Company. The Company's license agreement was with Integrated Mineral Technology Pty Ltd. ("Integrated"), an Australian entity, and provided for certain fixed royalty payments by the Company. As part of the Company's asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated. Since the original cost of the license had already been expensed in a prior year and the previously required royalty payments had been waived through 2003, there is no effect on the balance sheet as of June 30, 2004 due to the license transfer and assumption.

      Concurrently with the asset transfer to PMI, the Company distributed on a pro rata basis all of its stock ownership in PMI to the holders of its common stock (the "Distribution"). As a result of this transfer and the Distribution, PMI will operate independently from the Company and as a successor to the Company's business and operations. The Distribution was accounted for as a disposed operation pursuant to Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

      As a result of the asset transfer and the Distribution, the Company no longer has any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY

      On April 2, 2004, the Company cancelled 900,000 shares of common stock issued to its former President, Leonard M. Perle, who resigned for health reasons. On April 2, 2004, the Company issued 900,000 shares of common stock to Larry Legal as executive compensation for services rendered having a fair value of $9,000.

      During April 2004, the Company cancelled 800,000 shares of common stock previously issued to Pro Finishes, Inc. for marketing services. The Company issued 800,000 shares of common stock to International Equities Group, Inc. ("IEG") during April 2004 as compensation for marketing services rendered having a fair value of $8,000.

      In an equity for debt transaction dated April 23, 2004, International Equities Group, Inc. ("IEG") converted a $600,000 Debenture Note Payable into 37,185,000 shares of the Company's common stock.

      On April 23, 2004, Keating Reverse Merger Fund, LLC ("KRM Fund"), pursuant to a Stock Purchase Agreement, acquired from IEG 37,185,000 shares of the Company's common stock. Effective as of the closing of the Stock Purchase Agreement, Larry Legel resigned as the Chairman of the Company's Board of Directors and as its President, and Kevin R. Keating was appointed as the sole Director, President, Treasurer and Secretary of the Company. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

      In order to fund the Company's working capital needs, on April 26, 2004, the Company sold to KRM Fund 5,000,000 shares of common stock at a purchase price of $0.01 per share, for an aggregate consideration of $50,000.

      On April 26, 2004, 2,000,000 shares of the Company's common stock were issued to Kevin R. Keating, the Company's sole officer and director, as compensation for services valued by the Company at $20,000. On April 26, 2004, 500,000 shares of the Company's common stock were issued to Bertrand
      T. Ungar for consulting services valued by the Company at $5,000.

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

      The following summarizes changes in the Company's stockholders' equity since the end of its most recent fiscal year:

                                                                        Deficit
                                                                      Accumulated
                                                         Additional    During the       Total
                                   Common Stock            Paid-In    Development   Stockholders'
                                Shares       Amount        Capital       Stage          Equity
                             -----------   -----------   -----------  -----------   -------------
Balance,
January 1, 2004                7,815,000   $     7,815   $   326,707  $  (679,429)  $    (344,907)

Cancellation of  shares
April 2004                    (1,700,000)       (1,700)        1,700           --              --

Issuance of shares
for services,  April
2004, $0.01 per share          1,700,000         1,700        15,300           --          17,000

Debenture converted to
stock, April 2004, $0.017
per share                     37,185,000        37,185       562,815           --         600,000

Issuance of stock for
cash, April 2004, $0.01
per share                      5,000,000         5,000        45,000           --          50,000

Issuance of stock for
services, April 2004, $0.01
per share                      2,500,000         2,500        22,500           --          25,000

Net loss                              --            --            --     (346,498)       (346,498)
                             -----------   -----------   -----------  -----------   -------------

Balance, June 30, 2004        52,500,000   $    52,500   $   974,022  $(1,025,927)  $         595
                             ===========   ===========   ===========  ===========   =============

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)

NOTE 4 - OPTIONS

      During the quarter ending December 31, 2003, the Company issued options to purchase common stock as follows:

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

            to Sanzari Family Trust, in the amount of 250,000 options at a strike price of $1.00 per share. The options may be exercised at any time for three years. The option date is October 27, 2003. The expiration date is October 27, 2006. The options were issued in consideration of the option holder providing working capital to the Company.

            to TJP Management, Inc., in the amount of 250,000 options at a strike price of $1.00 per share. The options may be exercised at any time for three years. The option date is October 27, 2003. The expiration date is October 27, 2006. The options were issued in consideration of the option holder providing working capital to the Company.

            to Gregory A. Nagel, in the amount of 1,000,000 options at a strike price of $1.00 per share. The options may be exercised at any time for five years. The option date is November 5, 2003. The expiration date is November 5, 2006. The options were issued in consideration of the option holder providing working capital to the Company.

      The compensation costs for the above transactions were immaterial.

NOTE 5 - INCOME TAXES

      At  June  30,  2004,  the  Company  had  accumulated  net  operating  loss carryforwards for federal tax purposes of approximately $1,026,000 that are available to offset future taxable income, if any, through 2023. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code
      Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at June 30, 2004.

                              PUREZZA GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

      The sole officer and director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company. KRM Fund owns approximately 80.4% of the outstanding shares of the Company's common stock as of June 30, 2004. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC and KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC and KRM Fund disclaims any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

      On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. Accrued expenses at June 30, 2004 includes $1,000 payable to Vero pursuant to the terms of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

COMPANY BACKGROUND

The Company was formed to market a product called Phoslock. Phoslock is a patented product that efficiently removes phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

On April 23, 2004 the Company transferred all of its assets including, cash on hand, the Phoslock product line, and all of the Company's rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing Inc. ("PMI"), a wholly owned subsidiary of the Company. The Company's license agreement was with Integrated Mineral Technology Pty Ltd. ("Integrated"), an Australian entity, and provided for certain fixed royalty payments by the Company. As part of the Company's asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated.

Concurrently with the asset transfer to PMI, the Company distributed on a pro rata basis all of its stock ownership in PMI to the holders of its common stock (the "Distribution"). As a result of this transfer and the Distribution, PMI will operate independently from the Company and as a successor to the Company's business and operations.

As a result of the asset transfer and the Distribution, the Company no longer has any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

For the six months ended June 30, 2004 the Company had no activities that produced revenues from operations.

For the six months ending June 30, 2004 and 2003, the Company had net losses of $(346,498) and $(132,004) respectively. In 2004, the Company decided to dispose of its existing business through a distribution of all of its assets to its shareholders. These assets consisted of cash of $226,702 and other assets with a net book value of $854, which were recorded as a loss on disposed operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets as June 30, 2004 are $1,595, which is comprised of cash. The Company's current liabilities are $1,000. The Company has no long-term debt. Total stockholders' equity as of June 30, 2004 is $595.

On April 2, 2004, the Company cancelled 900,000 shares of common stock issued to its former President, Leonard M. Perle, who resigned for health reasons. On April 2, 2004, the Company issued 900,000 shares of common stock to Larry Legal as executive compensation for services rendered having a fair value of $9,000.

During April 2004, the Company cancelled 800,000 shares of common stock previously issued to Pro Finishes, Inc. for marketing services. The Company issued 800,000 shares of common stock to International Equities Group, Inc. ("IEG") during April 2004 as compensation for marketing services rendered having a fair value of $8,000.

In an equity for debt transaction dated April 23, 2004, International Equities Group, Inc. ("IEG") converted a $600,000 Debenture Note Payable into 37,185,000 shares of the Company's common stock. On April 23, 2004, Keating Reverse Merger Fund, LLC ("KRM Fund"), pursuant to a Stock Purchase Agreement, acquired from IEG 37,185,000 shares of the Company's common stock.

In order to fund the Company's working capital needs, on April 26, 2004, the Company sold to KRM Fund 5,000,000 shares of common stock at a purchase price of $0.01 per share, for an aggregate consideration of $50,000.

On April 26, 2004, 2,000,000 shares of the Company's common stock were issued to Kevin R. Keating, the Company's sole officer and director, as compensation for services valued by the Company at $20,000. On April 26, 2004, 500,000 shares of the Company's common stock were issued to Bertrand T. Ungar for consulting services valued by the Company at $5,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                Six months ended June 30,
                                2004                 2003
                              ---------           ---------

        Operating activities  $(302,003)          $(109,918)
        Financing activities     50,000                  --
                              ---------           ---------

        Net effect on cash    $(252,003)          $(109,918)
                              =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PLAN OF OPERATIONS

The Company's Plan of Operations is based on attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination or strategic transaction.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an issuer who has complied with the reporting requirements of the Securities Act of 1934, as amended ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities.

In analyzing prospective business opportunities, the Company's management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

As part of the Company's compliance with the reporting requirement of the 1934 Act, the Company intends to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the revenue of the target company. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements will not be appropriate for acquisition candidates.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The structure of the business combination will depend on, among other factors:

      o     the nature of the target business,

      o the Company's needs and desires and the needs and desires of those persons controlling of the target business,

      o     the management of the target business, and

      o the Company's relative negotiating strength compared to the strength of the persons controlling the target business.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one of the Company's officers or directors for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to current officers and directors will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of the Company's management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board of Directors to affirmatively approve the transaction. The transaction would then be subject to the approval of a majority of the Company's existing shareholders.

Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by the Company's existing stockholders. The target businesses that the Company will likely consider will, in all probability, have significantly more assets than the Company has. Therefore, in all likelihood, the Company's management will offer a controlling interest in the Company to the owners of the target business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, the Company expects that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, the Company's stockholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in their ownership percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of the Company's existing stockholders. In addition, all or a majority of the Company's current directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company has. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to other venture capital and financial concerns that compete with the Company. The Company will also be competing for acquisition opportunities with other public shell companies that do not have an operating business.

The Company's activities following a business combination with a target company will be dependent on the nature of the acquired business, as well as the interest acquired. It may be expected that the acquired business will present various risks to the Company's existing stockholders. We cannot yet appropriately assess the risks of the business at the present time, even in general terms, as we have not restricted the Company's search for a potential target company to any one particular field of endeavor.

As of the date of this report, the Company has not entered into a letter of intent or a definitive agreement for a business combination with a target company, and the Company continues to search for, and negotiate with, potential target companies.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended June 30, 2004, the Company issued 37,185,000 shares of the Company's common stock upon conversion of a $600,000 convertible debenture note. The Company issued sold 5,000,000 shares of common stock to an investor for cash totaling $50,000 for working capital purposes. The Company also issued 2,500,000 shares of common stock to its sole director and an outside consultant in exchange for services valued at $25,000.

         In connection with the above stock issuances, the Company did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the
         Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         The following current reports were filed during the quarter ended June 30, 2004:

               On April 30, 2004, the Company filed a current report on Form 8-K disclosing a change in control and the disposition of assets.

               On May 3, 2004 the Company amended it current report on Form 8-K to include as an exhibit the Purchase and Sale Agreement dated April 23, 2004 by and among Keating Reverse Merger Fund, LLC, the Company and International Equities Group, Inc.

               On May 14,  2004,  the amended its current  report on Form 8-K to
         include  the  required  pro  forma   financial   information   for  the
         disposition of assets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PUREZZA GROUP, INC.



                                      By:   /s/ Kevin R. Keating
                                           -------------------------------------
                                           Principal Executive Officer
                                           Principal Financial Officer
                                           Date:  August 9, 2004