Form 10QSB
period 2004-09-30
PUREZZA GROUP INC
filed 2004-11-15
CIK 1162747

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2004

                        Commission File Number: 333-85306

                               PUREZZA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                    65-1129912
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

             936A Beachland Boulevard Suite 13, Vero Beach, FL 32963
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No |_|.

As of October 22, 2004, there were 58,000,000 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

        Consolidated Condensed Balance Sheet as of September 30, 2004
        (unaudited)                                                            1

        Consolidated Condensed Statements of Operations for the
        three month and nine month periods ended September 30, 2004 and 2003 and for the period from August 9, 2001 (inception)
        through September 30, 2004 (unaudited)                                 2

        Consolidated Condensed Statements of Cash Flows for the
        nine month periods ended September 30, 2004 and 2003 and for the period from August 9, 2001 (inception) through September 30, 2004
        (unaudited)                                                            3

        Notes to Condensed Financial Statements (unaudited)                 4-10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                11-18

     Item 3.  Controls and Procedures                                         19

  PART II. OTHER INFORMATION

     Item 2   Changes in Securities                                           20

     Item 6   Exhibits and Reports on Form 8-K                                21

        Signatures                                                            22

        Certifications                                                     23-25

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2004
                                   (Unaudited)

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                             CONDENSED BALANCE SHEET

                                                                   September 30,
                                                                        2004
                                                                    (unaudited)
                                                                   -------------
ASSETS

Current Assets:
      Cash                                                          $    43,804
                                                                    -----------

      Total Current Assets                                               43,804
                                                                    -----------

    Total Assets                                                    $    43,804
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accrued expenses                                              $     4,025
                                                                    -----------

    Total Current Liabilities                                             4,025

  Stockholders' Equity
  Common stock (100,000,000 shares authorized,                           58,000
  58,000,000 issued and outstanding)
  Additional paid in capital                                          1,023,522
    Deficit accumulated during the development stage                 (1,041,743)
                                                                    -----------

    Total Stockholders' Equity                                           39,779
                                                                    -----------

    Total Liabilities and Stockholders' Equity                      $    43,804
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              Three Months                      Nine Months               August 9, 2001
                                            Ending Sept. 30,                    Ending Sept.               (Inception)
                                    -----------------------------        ---------------------------         Through
                                       2004               2003              2004             2003        Sept. 30, 2004
                                    ----------         ----------        ----------       ----------     --------------
Revenue                             $       --         $       --        $       --       $       --       $       --

  General and administrative
    expenses                            15,816                 --            90,221               --           90,221
                                    ----------         ----------        ----------       ----------       ----------

Loss from continuing
    operations                         (15,816)                --           (90,221)              --          (90,221)

Disposed operations:
 Loss from disposal of
 product line and related
 assets                                     --                 --          (227,556)              --         (227,556)
Income (loss) from operations of
  disposed product line                     --             20,726           (44,537)        (111,278)        (723,966)
Income tax benefit (expense)                --                 --                --               --               --
                                    ----------         ----------        ----------       ----------      -----------

Income (loss) from disposed
   operations                               --             20,726          (272,093)        (111,278)        (951,522)
                                    ----------         ----------        ----------       ----------      -----------

Net loss                            $  (15,816)        $   20,726        $ (362,314)      $ (111,278)     $(1,041,743)
                                    ==========         ==========        ==========       ==========      ===========

Net loss per share:
   Continuing operations            $    (0.00)        $     0.00        $    (0.00)      $    (0.00)
   Loss from disposal of
    product line and related
    assets                               (0.00)             (0.00)            (0.01)           (0.00)
  Income (loss) from operations
    of disposed product line             (0.00)              0.00             (0.00)           (0.01)
                                    ----------         ----------        ----------       ----------

                                    $    (0.00)        $     0.00        $    (0.01)      $    (0.01)
                                    ==========         ==========        ==========       ==========

Weighted average number of
  shares outstanding,
  basic and diluted                 53,396,739          7,815,000        34,163,905        7,815,000
                                    ==========         ==========        ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ending             August 9, 2001
                                                          September 30,                 (Inception)
                                                -------------------------------           Through
                                                   2004                2003           Sept. 30, 2004
                                                -----------         -----------       --------------
CASH FLOWS FROM
    OPERATING ACTIVITIES
Net Loss                                        $  (362,314)        $  (111,278)        $(1,041,743)
Adjustments to reconcile net loss to net
  cash flows from operations:
   Stock issued for services                         47,000                  --              47,100
   Depreciation expense                                 641               1,525               3,220
   Impairment of license                                 --                  --             150,000
   Non-cash portion of loss on
     disposal of product line                           854                  --                 854
  Increase (decrease) in:
   Accounts payable                                      --                  --                  --
   Accrued expenses                                   4,025              (3,158)              4,025
   Accrued interest                                      --             (67,991)                 --
                                                -----------         -----------         -----------

   Net cash flows from operating
     activities                                    (309,794)           (180,902)           (836,544)

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Purchase of license                                   --                  --            (150,000)
   Purchase of computer                                  --                  --              (4,074)
                                                -----------         -----------         -----------

Net cash flows from investing activities                 --                  --            (154,074)

CASH FLOWS FROM FINANCING
    ACTIVITIES
  Sale of common stock                              100,000                  --             438,047
  Repurchase of common stock                             --                  --              (3,625)
  Proceeds from convertible debenture                    --                  --             600,000
                                                -----------         -----------         -----------

Net cash flows from financing activities            100,000                  --           1,034,422
                                                -----------         -----------         -----------

Net increase (decrease) in cash                    (209,794)           (180,902)             43,804

Cash, beginning of period                           253,598             476,717                  --
                                                -----------         -----------         -----------
Cash, end of period                             $    43,804         $   295,815         $    43,804
                                                ===========         ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2003 and 2002. Operating results for the nine months ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

     On April 23, 2004 the Company transferred all of its assets including, cash on hand, the Phoslock product line, and all of the Company's rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. ("PMI"), a wholly owned subsidiary of the Company. The Company's license agreement was with Integrated Mineral Technology Limited ("Integrated"), an Australian entity, and provided for certain fixed royalty payments by the Company. As part of the Company's asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated. Since the original cost of the license had already been expensed in a prior year and the previously required royalty payments had been waived through 2003, there is no effect on the balance sheet as of June 30, 2004 due to the license transfer and assumption.

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

     In order to fund the Company's working capital needs, on September 15, 2004, the Company sold to KRM Fund 5,000,000 shares of common stock at a purchase price of $0.01 per share, for an aggregate consideration of $50,000.

     On September 15, 2004, 500,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $5,000.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (continued)

  The following summarizes changes in the Company's stockholders' equity since the end of its most recent fiscal year:

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional      During the           Total
                                            Common Stock                   Paid-In       Development      Stockholders'
                                      Shares            Amount            Capital           Stage            Equity
                                    -----------       -----------       -----------      -----------       -------------
Balance,
January 1, 2004                       7,815,000       $     7,815       $   326,707      $  (679,429)      $  (344,907)

Cancellation of  shares
April 2004                           (1,700,000)           (1,700)            1,700               --                --

Issuance of shares
for services,  April
2004, $0.01 per share                 1,700,000             1,700            15,300               --            17,000

Debenture converted to
stock, April 2004, $0.017
per share                            37,185,000            37,185           562,815               --           600,000

Issuance of stock for
cash, April 2004, $0.01
per share                             5,000,000             5,000            45,000               --            50,000

Issuance of stock for
services, April 2004, $0.01
per share                             2,500,000             2,500            22,500               --            25,000

Issuance of stock for cash and
services, Sept 2004, $0.01
per share                             5,500,000             5,500            49,500               --            55,000

Net loss                                     --                --                --         (362,314)         (362,314)
                                    -----------       -----------       -----------      -----------       -----------

Balance, September 30, 2004          52,500,000       $    52,500       $   974,022      $(1,041,743)      $    39,779
                                    ===========       ===========       ===========      ===========       ===========

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

NOTE 5 - INCOME TAXES

  At September 30, 2004, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $1,035,743 that are available to offset future taxable income, if any, through 2023. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 2004.

                              PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

  The sole officer and director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company. KRM Fund owns approximately 81.4% of the outstanding shares of the Company's common stock as of September 30, 2004. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC or KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC and KRM Fund disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

  On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the current quarter, $3,000 is included in general and administrative expense pursuant to this agreement, $3,000 has been paid, and $1,000 remains in accounts payable at September 30, 2004.

NOTE 7 - LETTER OF INTENT

  On September 24, 2004, Purezza Group, Inc. ("Company") entered into a Letter of Intent to acquire Puda Investment Holding Limited, a company incorporated under the laws of the British Virgin Islands ("Puda"). Puda is the holding company of Shanxi Puda Resources ("Shanxi"), a company formed in June 1995 and currently headquartered in Taiyuan City, Shanxi province, China.

  Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the issued and outstanding shares of Puda's capital stock from Puda's existing stockholders ("Puda Stockholders"). In the exchange, the Company will issue shares of its common stock to the Puda Stockholders in such amount so that, immediately after giving effect to the acquisition, the Puda Stockholders will own in the aggregate 90% of the Company's issued and outstanding shares of common stock. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Puda Stockholders and that such Board will include one member to be designated by Keating Reverse Merger Fund, LLC, the current principal shareholder of the Company. After the payment of certain transaction related fees (including the issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 5% of the issued and outstanding common stock after completion of the transaction with Puda.

                              PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)

NOTE 7 - LETTER OF INTENT (continued)

The Company's completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and the delivery of financial statements of Puda and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close in December 2004. However, there can be no assurances that the acquisition will be completed.

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

On April 23, 2004 the Company transferred all of its assets including, cash on hand, the Phoslock product line, and all of the Company's rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. ("PMI"), a wholly owned subsidiary of the Company. The Company's license agreement was with Integrated Mineral Technology Limited ("Integrated"), an Australian entity, and provided for certain fixed royalty payments by the Company. As part of the Company's asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated.

Concurrently with the asset transfer to PMI, the Company distributed on a pro rata basis all of its stock ownership in PMI to the holders of its common stock (the "Distribution"). As a result of this transfer and the Distribution, PMI will operate independently from the Company and as a successor to the Company's business and operations.

As a result of the asset transfer and the Distribution, the Company no longer has any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination with an operating company. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely, a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

For the nine months ended September 30, 2004 the Company had no activities that produced revenues from operations.

For the nine months ending September 30, 2004 and 2003, the Company had net losses of $(362,314) and $(111,278) respectively. In 2004, the Company decided to dispose of its existing business through a stock distribution of all of its assets to its shareholders. These assets consisted of cash of $226,702 and other assets with a net book value of $854, which were recorded as a loss on disposed operations.

Liquidity and Capital Resources

The Company's total assets as September 30, 2004 are $43,804, which is comprised of cash. The Company's current liabilities are $1,000. The Company has no long-term debt. Total stockholders' equity as of September 30, 2004 is $39,779.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In order to fund the Company's working capital needs, on September 15, 2004, the Company sold to KRM Fund 5,000,000 shares of common stock at a purchase price of $0.01 per share, for an aggregate consideration of $50,000.

On September 15, 2004, 500,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $5,000.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                Nine months ended September 30,
                                   2004                  2003
                                ---------             ---------

Operating activities            $(309,794)            $(180,902)
Investing activities                   --                    --
Financing activities              100,000                    --
                                ---------             ---------

Net effect on cash              $(209,794)            $(180,902)
                                =========             =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Plan of Operations

The Company's Plan of Operations is based on identifying and attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an issuer who has complied with the reporting requirements of the Securities Act of 1934, as amended ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business combinations. Management anticipates that it may be able to participate in only one potential business combination because the Company has nominal assets and limited financial resources.

The Company may seek a business combination with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated, generally on a success basis, in the form of cash and the Company's stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

To complete a merger or acquisition, the Company may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of private company targets and the negotiation and completion of the transaction. Due to the Company's limited resources, it is expect that all or a portion of this compensation will be in the form of the Company's common stock, which will have a further dilutive effect on the percentage of shares held by the Company's existing stockholders.

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

On September 24, 2004, the Company entered into a Letter of Intent to acquire Puda Investment Holding Limited, a company incorporated under the laws of the British Virgin Islands ("Puda"). Puda is the holding company of Shanxi Puda Resources ("Shanxi"), a company formed in June 1995 and currently headquartered in Taiyuan City, Shanxi province, China.

Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the issued and outstanding shares of Puda's capital stock from Puda's existing stockholders ("Puda Stockholders"). In the exchange, the Company will issue shares of its common stock to the Puda Stockholders in such amount so that, immediately after giving effect to the acquisition, the Puda Stockholders will own in the aggregate 90% of the Company's issued and outstanding shares of common stock. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Puda Stockholders and that such Board will include one member to be designated by Keating Reverse Merger Fund, LLC, the current principal shareholder of the Company. After the payment of certain transaction related fees (including the issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 5% of the issued and outstanding common stock after completion of the transaction with Puda.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and the delivery of financial statements of Puda and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close in December 2004. However, there can be no assurances that the acquisition will be completed.

Shanxi was formed in June, 1995 in Taiyuan City, Shanxi province, China by Ming Zhao. Shanxi focuses on high value added coal processing products - coal coke and coal washing products. Shanxi processes crude coal by using its water-supported technology, and produces coal coke product. Currently, Shanxi is the top coal washing product producer and supplier in Shanxi province, and the third largest producer in China after Shengmei Group and China Coal Group, which belong to Chinese government.

Shanxi's current major customers are: Taiyuan Iron & Steel (Group) Co., Ltd., which is an iron and steel complex producing steel plate and stainless steel; Baotou Iron and Steel (Group) Company, Limited, which is a production base of iron and steel; and Beijing Coal Coke Chemical Corporation, which is a coal gas supplier in Beijing.

Shanxi province has the biggest coal reserves in China, and commands more than 50% of coal production in China.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          In order to fund the Company's working capital needs, on September 15, 2004, the Company sold to KRM Fund 5,000,000 shares of common stock at a purchase price of $0.01 per share, for an aggregate consideration of $50,000.

          On September 15, 2004, 500,000 shares of the Company's common stock were issued to an financial consulting firm, as compensation for services valued by the Company at $5,000.

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

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

          The following current reports were filed during the quarter ended September 30, 2004:

               On September 23, 2004, the Company filed a Current Report on Form 8-K disclosing the sale of unregistered securities under
               Item 3.02 of the Form.

               On September 27, 2004 the Company filed a Current Report on Form 8-K disclosing a Letter of Intent to acquire Puda Investment Holding Limited.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PUREZZA GROUP, INC.

                                      By:  /s/ Kevin R. Keating
                                           ------------------------
                                           Principal Executive Officer
                                           Principal Financial Officer

Date:  November __, 2004