Form 10KSB/A
period 2003-12-31
PUREZZA GROUP INC
filed 2004-12-01
CIK 1162747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[x] ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

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

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     Common Stock, Par Value $.001 Per Share
                                (Title of Class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES[X] NO[_].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

      Issuer's revenues for its most recent fiscal year: $0

      As of March 30, 2004, 6,915,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing sale price of such stock as reported on March 30, 2004 by the NASD Over-the-Counter Bulletin Board) was approximately
$ n/a .

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [_] No [X]

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

PART I


Item 1.   Description of Business...........................................   1

Item 2.   Description of Property...........................................   6

Item 3.   Legal Proceedings.................................................   6

Item 4.   Submission of Matters to a Vote of Security Holders...............   7


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........   7

Item 6.   Management's Discussion and Analysis or Plan of Operations........   9

Item 7.   Financial Statements..............................................  16

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure..............................................  16

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................  16

Item 10.  Executive Compensation............................................  18

Item 11.  Security Ownership of Certain Beneficial Owners and Management....  19

Item 12.  Certain Relationships and Related Transactions....................  20

Item 13.  Exhibits and Reports on Form 8-K..................................  21

Item 14.  Controls and Procedures...........................................  22

Item 15.  Principal Accountant Fees and Services............................  22

                                     PART I

ITEM 1.              DESCRIPTION OF BUSINESS.

Summary

      The Company Purezza Group, Inc. (the "Company") is a Florida chartered development stage corporation which conducts business from its headquarters in Ft. Lauderdale, Florida. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product that efficiently removes phosphorus and other oxyanions in natural and industrial waters and waste water streams.

      Phoslock was developed in 1996 by CSIRO, an Australian Government Agency, a research tank of 6,500 scientists. The product is currently being used successfully in Australia by Integrated Minerals Technology ("IMT"), a private Australian company selected by CSIRO to promote the commercial applications of the product. We have a sublicense agreement with Integrated Minerals Technology. This permits us to manufacture, market and distribute the Phoslock product to the United States, Canada, Mexico, Central America and South America. Currently, we plan to focus our marketing efforts of Phoslock only in the United States through an affiliated company. Although we have the rights to do so, we will not attempt to market Phoslock in Canada, Mexico and Central and South America, until at least our second year of operations.

      The applications of Phoslock include removal of phosphorus in natural waterways, sewage treatment plants, farm dams, constructed wetlands, piggeries, feedlots, golf courses, dairy farms, acquaculture farms, aquariums, mining, industrial effluent, power plants, commercial development, and recreational and domestic consumer use.

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

      To date, we have not generated any significant revenues. We will require substantial additional financing to execute our business plan. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

History and Recent Developments

      The Company initially filed an SB-2 Registration Statement with the SEC on April 1, 2002. The registration statement was a secondary offering by certain existing shareholders of the Company. The registration statement covered 67,600 shares of the Company's common stock being offered by such selling shareholders at a price of $1.10 per share. The registration statement was declared effective on April 1, 2003. Since this was a secondary offering, the Company did not receive any proceeds from the sale of such shares.

      The operating capital for the Company was derived primarily from private placements of the Company's restricted common stock as well as a convertible debenture in the principal amount of $600,000, which is due and payable on May 24, 2004.

      In January 2004, the Company's President, Leonard Perle, resigned as a result of failing health. The Company filed an 8-K, which stated: "Leonard M. Perle has informed the Company that due to failing health and at the advice of his doctors, that he is resigning as President and from the Board of Directors of Purezza Group, Inc. Mr. Perle has not informed the Company that his resignation is because of a disagreement on any matter relating to the Company's operations, policies or practices."

      In reviewing its current operations, both managerial and financial, the Company's board determined that its business may best be conducted as a private company. Accordingly it has decided, to divest itself of its current operations by "spinning" them off to its shareholders. The effect of this will be to create a publicly traded "shell".

Employees

      During 2003, the Company had two executive officers and no other employees. Mr. Leonard M. Perle served as President, Chief Executive Officer and Director of the Company. On October 1, 2001, the Company entered into an employment contract with Mr. Perle. Pursuant to the agreement, the term is for five years and the base compensation to be paid to Mr. Perle is as follows: months one through twelve at $60,000 annually; months thirteen through nineteen at $100,000 annually; months twenty through twenty-six at $150,000 annually; for months twenty-seven through thirty-two at $200,000 annually; and months thirty-three through sixty at $250,000

      During 2003, Mr. Larry Legel served as Chief Administrative Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer. Due to health issues, Mr. Perle resigned as President, Chief Executive Officer and Director effective January 27, 2004 and terminated the employment agreement on the same date. Pursuant to the resignation of Mr. Perle effective January 27, 2004, Mr. Legel was elected President, Chief Executive Officer and Director in addition to his then current titles. On February 25, 2004, the Company's board approved the return of Leonard Perle's 900,000 shares of common stock, which had previously been issued to him as executive compensation. These shares were returned in connection with his resignation.

      Under his employment agreement, Leonard Perle was granted 7,000,000 options exercisable at prices ranging from $0.50 to $7.00 per share, based on meeting certain revenue or earnings levels (5,500,000 options based on specific earnings levels, with a minimum $250,000 in earnings; and 1,500,000 options at specific revenue levels, with a minimum $1 million in revenue). In connection with Mr. Perle's resignation, these options were cancelled.

Risk Factors

WE MAY NEED SUBSTANTIAL ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN. WE HAVE NO PRESENT COMMITMENTS TO OBTAIN LONG-TERM FINANCING.

      We have no significant assets or source of revenues. The Company intends to develop or acquire a business or businesses which will require additional financing. Currently, we do not have any funding commitments. Our failure to obtain substantial additional financing would materially adversely affect our ability to implement our business plan.

OUR COMMON STOCK TRADES ONLY SPORADICALLY AND HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

      Because of the limited trading market for our common stock, and because of expected price volatility, you may not be able to purchase or sell shares of our common stock when you desire to do so. The inability to sell shares in a rapid declining market may substantially increase an investor's risk of loss because of such illiquidity and because the price of our common stock may suffer declines because of its price volatility.

WE ARE NOT REQUIRED TO MEET OR MAINTAIN ANY LISTING STANDARDS FOR OUR COMMON STOCK TO BE TRADED ON THE OTC BULLETIN BOARD.

      The OTC Bulletin Board is separate and distinct from the The Nasdaq Stock Market. Although the OTCBB is a regulated quotation service operated by The Nasdaq Stock Market that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities such as our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTCBB. Our common stock does not presently meet the minimum listing standards of The Nasdaq Stock Market or any other national securities exchange.

BECAUSE WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY, YOU WILL BE UNABLE TO DETERMINE WHETHER WE WILL EVER BECOME PROFITABLE.

      An investor cannot determine if we will ever become profitable. Future losses are likely before our operations will become profitable, if ever. We are a development stage company with limited operations and no revenue from our date of inception on August 9, 2001 through December 31, 2003. In addition, during that same period, we have incurred losses of $679,248. We anticipate that our costs will increase over the next twelve months as we develop our business. As a result, it is likely that our losses will continue to accumulate for this foreseeable future as we further develop our business.

IF WE ARE UNABLE TO OBTAIN FINANCING TO SUPPORT OUR FUTURE GROWTH PLANS, WE MAY HAVE TO CURTAIL OUR PLAN OF OPERATIONS AND THE VALUE OF YOUR INVESTMENT MAY BE NEGATIVELY AFFECTED.

      Our future business will involve substantial marketing and personnel costs. If our revenue and existing cash are insufficient to implement our plan of operations, we may need traditional bank financing or financing from a debt or equity offering. However, if we are unable to obtain financing when needed, we may be forced to curtail our operations and our growth plans, which could negatively affect our revenues and potential profitability and the value of your investment.

BECAUSE NEITHER OUR MANAGEMENT NOR OUR EXCLUSIVE SALES AGENT HAS RELEVANT EXPERIENCE OR BACKGROUND IN AN ENVIRONMENTAL CLEANUP BASED BUSINESS, WE MAY BE UNABLE TO DEVELOP PROFITABLE OPERATIONS.

      Although the Australian-based licensor of Phoslock has environmental solutions experience upon which we intend to rely, neither our management nor our exclusive sales agent has any such experience. Accordingly, we may be unable to compete effectively against companies that have experienced management or sales personnel in the environmental clean-up area or develop profitable operations.

OUR MANAGEMENT CURRENTLY DEVOTES LIMITED TIME TO OUR BUSINESS AND MAY CONTINUE TO DO SO IN THE FUTURE, WHICH MAY PREVENT US FROM IMPLEMENTING OUR PLAN OF OPERATIONS.

      We currently have no full-time employees. As of January 2004, our President/Chairman of the Board, Leonard Perle, resigned due to health reasons. Our Secretary/Director, Larry Legel, assumed the role of President following Mr. Perle's resignation. Mr. Legel will only devote a portion of his time to our business and the remainder of his time will be devoted to his accounting practice. Mr. Legel will continue to spend limited time on our business in the future. The amount of time our management devotes to our business may be inadequate to implement our plan of operations.

OUR PLANNED INTERNATIONAL BUSINESS WILL BE SUBJECT TO FOREIGN REGULATION, FOREIGN JURISDICTION, AND FOREIGN POLITICAL EVENTS AND UPHEAVALS THAT MAY LEAD TO INCREASED COSTS AND DECREASED REVENUES.

      We eventually plan to conduct business in Canada, Mexico, and countries located in Central and South America, which will subject us to foreign business risks. These countries have different standards and controls related to the environment, currency fluctuations, exchange controls, customs, foreign tax increases, import and export, investment and taxation. These countries may also be subject to economic upheavals or political crisis, instability, or political changes in control. Our compliance with and reaction to foreign rules and regulations or foreign political events may force us to decrease or eliminate our business in certain foreign countries, which would negatively affect our revenues and potential profitability.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNITED STATES REGULATORY COSTS WHICH WOULD NEGATIVELY AFFECT OUR POTENTIAL PROFITABILITY.

        Our use of the Phoslock product subjects us to U.S. environmental regulations. Our shipment of raw materials to our manufacturers will subject us to U.S. transportation regulations. The manufacture of the Phoslock product will subject our manufacturers and us to the regulations of the Occupational Safety and Hazardous Administration. Because the two primary substances used to make the Phoslock product are approved substances by the United States Environmental Protection Agency, we believe that we are not subject to Environmental
Protection Agency approval; however, there are no assurances that we will not become subject to that agency's regulations. Regulation of our business may result in increased costs and delays or fines and restrictions which may have an adverse affect on our potential profitability.

IF WE FAIL TO MEET OUR DEBT OBLIGATIONS ON A DEBENTURE AGREEMENT OUR FINANCIAL CONDITION AND OPERATIONS WILL BE NEGATIVELY AFFECTED.

       We received $600,000 of financing in accordance with a debenture agreement which obligates us to pay 8% interest on the unpaid principal balance relating to a $600,000 debenture note, $600,000 of which remains unpaid as of December 31, 2003. Should we default upon the debenture note, we will be required to make full repayment of the debenture note and interest outstanding to the debenture holder, which will negatively affect our financial condition and ability to conduct our operations.

SHOULD EITHER OUR AGREEMENT WITH OUR AUSTRALIAN BASED LICENSOR OR THEIR AGREEMENT WITH AN AUSTRALIAN GOVERNMENT AGENCY BE TERMINATED, WE WILL HAVE TO SEEK AN ALTERNATIVE BUSINESS OR CEASE OUR OPERATIONS, IN WHICH CASE YOU COULD LOSE YOUR ENTIRE INVESTMENT.

        Our legal right to manufacture and market Phoslock is based upon our license agreement with an Australia-based licensor. Their right to sublicense Phoslock to us is based upon their agreement with an Australian government agency that owns the Phoslock patent. If either of those agreements is terminated due to a breach of contract claim or for any other reason, we will not have the ability to conduct our planned business. Accordingly, if we failed to find an alternative business, our operations would cease to exist and you would lose your entire investment.

WE MAY BE UNABLE TO MEET OUR MINIMUM ROYALTY PAYMENTS TO OUR LICENSOR, WHICH WILL NEGATIVELY AFFECT OUR FINANCIAL CONDITION, AND MAY LEAD TO LOSSES.

        Under our sublicense agreement, we are required to make minimum royalty payments to our Australian based licensor, regardless of the amount of Phoslock we sell. However, our operations may not generate sufficient revenues to pay these minimum royalty payments. Accordingly, the minimum royalty payments will increase our operating costs which may lead to losses and/or may negatively affect our operations. In addition, if we fail to make the minimum royalty payments, we will be in violation of the agreement with our licensor, which could lead to termination of the agreement and loss of your entire investment.

OUR AGREEMENT WITH OUR LICENSOR IMPOSES RESTRICTIONS ON OUR ABILITY TO MARKET AND PROMOTE THE PHOSLOCK PRODUCT, WHICH MAY RESTRICT OUR ABILITY TO CONDUCT A SUCCESSFUL MARKETING CAMPAIGN.

       Our sublicense agreement requires us to use promotional materials supplied by or approved by the Licensor. Accordingly, although we may present promotional materials to our Licensor which we believe will successfully market the Phoslock product, our Licensor may disapprove of the materials, which may negatively affect our ability to conduct a successful marketing campaign.

WE MAY EXPERIENCE LOGISTICAL DIFFICULTIES IN THE SHIPMENT OF RAW MATERIALS TO MANUFACTURERS OF THE PHOSLOCK PRODUCT, WHICH COULD LEAD TO PRODUCT MANUFACTURING AND DELIVERY DELAYS, INCREASED COSTS, AND POSSIBLE ADVERSE EFFECT UPON OUR BRAND NAME REPUTATION.

        We have no current plan to maintain an inventory of the Phoslock product; accordingly, we must rely upon effectively coordinating the shipment of raw materials to our potential manufacturers on a per order basis. Because we plan to have the materials shipped from various locations, including China, there may be significant delays in raw material shipments to our manufacturers, product delivery delays, increased costs, and negative effects upon our brand name reputation.

BECAUSE THE AUSTRALIAN GOVERNMENT AGENCY PATENT OWNER HAS FAILED TO FILE FOR PATENT PROTECTION IN THE COUNTRIES WHERE WE INTEND TO OPERATE, WE FACE RISKS ASSOCIATED WITH PROTECTION OF THE PROPRIETARY PHOSLOCK PRODUCT THAT MAY NEGATIVELY AFFECT OUR POTENTIAL PROFITABILITY.

       Our success depends on the ability of the Australian government agency patent owner to protect proprietary technology and intellectual property rights regarding the Phoslock product; however, the Australian based government agency that owns the patent for Phoslock has not filed for patent protection with the appropriate governmental patent agencies in the United States, Canada, Mexico, and Central and South America. Accordingly, we may be subject to patent infringement claims which may lead to substantial litigation costs, possible injunctions against further use of the product, or monetary judgments against us, our licensor, or the Australian government agency patent owner, all of which may negatively affect our potential profitability.

BECAUSE THE LICENSOR OF OUR SOLE PRODUCT IS LOCATED IN AUSTRALIA, IT WILL BE DIFFICULT TO ENFORCE LIABILITIES OR PURSUE ANY LEGAL ACTION AGAINST THE AUSTRALIAN BASED LICENSOR.

       Because the licensor of the product we intend to market is located in Australia, we may find it difficult or impossible to serve process within the United States regarding any claims that we may bring against our licensor, including any material breaches of our license agreement with that company. In addition, you should not assume that courts in Australia would enforce judgments of U.S. courts obtained in an action against our licensor based upon applicable U.S. federal or state laws.

OUR OPERATIONS ARE SUBJECT TO POSSIBLE CONFLICTS OF INTEREST; THERE ARE NO ASSURANCES THAT WE WILL RESOLVE THESE CONFLICTS IN A MANNER FAVORABLE TO OUR MINORITY SHAREHOLDERS.

       Our officers/directors are involved in other business activities and may, in the future, become involved in such other business opportunities. If other business opportunities become available, our officers/directors may face a conflict in selecting between our business objectives and their own. We have not formulated a policy for the resolution of such conflicts. Future transactions or arrangements between or among our officers, directors and shareholders, and companies they control, may result in conflicts of interest, which may have an adverse affect on the rights of minority shareholders, our operations and our financial condition.

OUR OPERATIONS ARE SUBJECT TO POSSIBLE CONFLICTS OF INTEREST REGARDING OUR AGREEMENT AND RELATIONSHIP WITH OUR PRESIDENT'S SON; THERE ARE NO ASSURANCES THAT WE WILL RESOLVE THESE CONFLICTS IN A MANNER FAVORABLE TO OUR MINORITY SHAREHOLDERS.

       Our President, Leonard Perle, is employed as a Vice-President of Operations by Jeen International, which is solely owned by our President's son, Adam Perle. Currently, we are leasing office space at Jeen International's facility in Fairfield New Jersey. We also have an exclusive marketing agreement with another company that is owned by Adam Perle, Pro-Finishes, Inc. This agreement provides for commission payments to Pro-Finishes for sales of Phoslock. In addition, Pro-Finishes, Inc. owns 900,000 shares of our common stock. The Pro-Finishes, Inc. agreement was not negotiated at "arms length". These agreements may create conflicts of interest that may not be resolved in a manner favorable to our minority stockholders.

NO TESTING OF THE PHOSLOCK PRODUCT HAS OCCURRED ON ANY LAND OR WATER BODY LOCATED IN OUR TARGET MARKETS; THERE IS NO ASSURANCE THAT SUCH TESTS IF CONDUCTED WILL PROVIDE POSITIVE RESULTS.

        Testing of the Phoslock product has been conducted upon two water bodies located in Australia; although we plan to conduct testing of water bodies located in the United States, Canada, Mexico, or Central or South America, no testing has yet occurred. Because the chemical and biological components in an Australian water body may be materially different from a water body located in our target markets, there is no assurance that this product will be a successful means of removing phosphorus and other contaminants in the natural and industrial waters and waste water streams in our target markets.

BECAUSE THE PHOSLOCK PRODUCT IS NEW TO THE ENVIRONMENTAL CLEAN-UP MARKET IN OUR TARGET MARKETS, WE MAY ENCOUNTER MARKET DIFFICULTIES UNLESS WE CAN DISTINGUISH OUR ENVIRONMENTAL PRODUCT FROM OTHERS.

        The Phoslock product has never been introduced in the countries where we intend to market and distribute the Phoslock product. These countries have traditionally used dredging and Aluminum Sulphate to reduce phosphorous levels. As a result, we may have difficulty in introducing Phoslock as an environmental solution in these countries, unless we can distinguish our product from others. Although we plan to distinguish our product by emphasizing its effectiveness as a Phosphorus removal agent and the cost savings it may offer to our customers, there are no assurances that we will be successful in doing so.

THE DEVELOPMENTAL STAGE NATURE OF OUR EXCLUSIVE MARKETING AGENT MAY NEGATIVELY AFFECT OUR REVENUES.

       Although Pro-Finishes, Inc. was incorporated in 1997 in the State of New Jersey, it has never conducted any business and has no experience marketing environmental products or generally in the environmental cleanup business. You must consider the risks and difficulties encountered by development stage companies, such as that of our exclusive marketing agent, Pro-Finishes, Inc., including whether Pro-Finishes, Inc. will be able to overcome the challenge of marketing a new environmental product in our target markets. You must consider whether Pro-Finishes, Inc. can overcome the competitive advantages of other marketing entities that market environmental products which have significantly greater financial and personnel resources than Pro-Finishes, Inc. Accordingly, if Pro-Finishes, Inc. is unsuccessful in marketing our products, our revenues will be negatively affected.

BECAUSE OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, ANY INVESTMENT IN OUR COMMON STOCK IS A HIGH-RISK INVESTMENT AND IS SUBJECT TO RESTRICTIONS ON MARKETABILITY; YOU MAY BE UNABLE TO SELL YOUR SHARES.

       If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock and as a result you may be subject to the risk of being unable to sell your shares. In addition, our shareholders will, in all likelihood, find it difficult to sell their securities.

ITEM 2.   DESCRIPTION OF PROPERTIES.

      From August 1, 2001 to December 31, 2001, we operated from the offices of Larry Legel. We were not charged rent for use of these offices. Since January 1, 2002, we have operated out of 2000 square feet of space located at 24 Madison Road, Fairfield, New Jersey. We have occupied this space rent free from Jeen International, which occupies approximately 40,000 square feet at the same address. We originally agreed commencing April 1, 2002, to pay Jeen International $250 per month for our leased space; however, Jeen International waived this payment and we have to date not paid any lease payments. Our offices are sufficient to conduct our operations. As of January 1, 2003, we will pay Jeen International $1,000 per month on a month-to-month basis for our leased space according to a verbal agreement between us and the president of Jeen International. We have no intention of entering into a written lease agreement with Jeen International; accordingly, there are no assurances that Jeen International will permit our continued lease of the space at their offices.

      We do not own any property nor do we have any plans to own any property in the future. We do not intend to renovate, improve or develop properties. We are not subject to competitive conditions for property and currently we have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities. We do not own any significant assets and plan to subcontract our manufacturing of the Phoslock product.


ITEM 3.   LEGAL PROCEEDINGS.

        We are not aware of any pending or threatened legal proceedings in which we are involved.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2003.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS [AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES].

      Our common stock is traded from time to time on the over-the-counter market, and quotations may be found in NASD's Over-the-Counter Bulletin Board. Shares of our common stock are traded under the symbol "PRZA". Our common stock trades only sporadically and has experience in the past, and is expected to experience in the future, significant price and volume volatility. Prior to January 2004, our common stock was available for trading on the "pink sheets" published by Pink Sheets LLC. Although our common stock was available on the "pink sheets" beginning May 27, 2003, there were no bid or ask prices posted in 2003. In January 2004, our stock was available for trading on NASD's Over-the-Counter Bulletin Board. The first market quotation on the Over-the-Counter Bulletin Board was $0.02 bid price on February 12, 2004. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

              2003                               HIGH           LOW
          --------------                         ----           ----
          First Quarter                          n/a            n/a
          Second Quarter                         n/a            n/a
          Third Quarter                          n/a            n/a
          Fourth Quarter                         n/a            n/a


      As of December 31, 2003, we had 7,815,000 shares of our common stock outstanding. There were 81 holders of record of our common stock at December 31, 2003. Our transfer agent is Fidelity Transfer Company, Salt Lake City, Utah.

      We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance the development and expansion of our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities.

      At various times since August 9, 2001 through December 31, 2003, the Company has issued shares of its common stock without registration under the Securities Act of 1933, as amended ("Securities Act"), in reliance upon certain exemptions from registration afforded under the Securities Act including, without limitation, the exemption afforded under Section 4(2) of Securities Act, or under Regulation D promulgated under the Securities Act.

      The following shares were issued in connection with the organization of the Company by the founders between September 30, 2001 and November 20, 2001.

      o On September 30, 2001, the Company sold 5,000 shares of its common stock to the Company's prior president, Larry Legel for $.001 per share, for total consideration of $50.

      o On September 30, 2001, the Company sold 900,000 shares of its common stock to Leonard Perle at $.001 per share, for total consideration of $900. Mr. Perle became the Company's President on January 20, 2002.

      o On September 30, 2001, the Company sold 900,000, shares of its common stock to Pro-Finishes, Inc. for $.001 per share, for total consideration of $900. The president of Pro-Finishes, Inc., Adam Perle, is the son of the company's former President, Leonard Perle.

      o On September 30, 2001, the Company sold 500,000 shares of its common stock to International Equities Group, Inc., a Florida corporation 100% owned by Joseph Safina, for $.001 per share, for total consideration of $500.

      o On September 30, 2001, the Company sold 1,500,000 shares of its common stock to DFM Management, Ltd., a limited partnership that is 99% owned by Joseph Safina, for $.001 per share, for total consideration of $1,500.

      o On November 20, 2001, the Company sold 5,000 shares of its common stock at $.001 per share, for total consideration of $5 to Larry and Brenda Legel as Tenants by the Entirety.

      o On November 20, 2001, the Company sold 25,000 shares of its common stock at $.001 per share, for total consideration of $25 to Glacier Marketing International, Inc., a Florida corporation 100% owned by Larry Legel.

      o On November 20, 2001, the Company sold 5,000 shares of its common stock at $.001 per share, for total consideration of $5 to Glacier Marketing International, Inc.

      o On November 20, 2001, the Company sold 10,000 shares of its common stock at $.001 per share, for total consideration of $10 to Jasper Marketing, Inc., a Florida corporation 100% owned by Larry Legel.

The following shares were issued between August 31, 2001 and December 31, 2003 in connection with capital raising and other activities of the Company.

      o On August 31, 2001, the Company sold 850,000 shares of its common stock to Gregory Nagel at $0.017 per share, for total consideration of $14,386 pursuant to a Debenture and Common Stock Agreement.

      o On September 30, 2001, the Company sold 530,000 shares of its common stock to Integrated Mineral Technology Limited at $.001 per share, for total consideration of $530.

      o On September 30, 2001, the Company sold 5,325,000 shares of its common stock to 13 persons at $0.001 per share, for a total consideration of $5,325.

      o On November 15, 2001, the Company sold 3,000 shares of its common stock to one person, at $1.00 per share, for total consideration of $3,000.

      o On November 16, 2001, the Company sold 25,000 shares of its common stock to Lloyd Claycomb at $.001 per share, for total consideration of $25.

      o On November 19, 2001, the Company sold 541,000 shares of its common stock to 5 persons at $.001 per share, for a total consideration of $541.

      o On November 20, 2001, the Company issued 5,000 shares to a law firm in partial payment for legal services rendered. The shares issued to the law firm were valued at $0.02 per share, for total consideration of $100.

      o On November 20, 2001, the Company sold 149,500 shares of its common stock to 6 persons at $1.00 per share, for a total consideration of $149,500.

      o On November 27, 2001, the Company sold 131,500 shares of its common stock to 11 persons at $1.00 per share, for a total consideration of $131,500.

      o On December 14, 2001, the Company sold 30,000 shares of its common stock to 3 persons at $1.00 per share, for a total consideration of $30,000.

      o On February 25, 2002, we entered into an Amended Convertible Debenture and Common Stock Agreement with Mr. Gregory Nagel in which we received $600,000 in proceeds from Mr. Nagel. In connection with the Convertible Debenture and Common Stock Agreement, we issued a Debenture Note payable for $600,000 convertible to 60,000 shares of our common stock at $10 per share at any time up to May 24, 2004, otherwise payable at 8% interest annually, plus principal payable on May 24, 2004.

      o In August 2002, the Company repurchased 3,625,000 shares of the Company's common stock from 9 shareholders for the original amount paid, or $3,625 in cash. Such shares were immediately canceled by the Company.

During the quarter ended December 31, 2003, the Company issued options to purchase common stock as follows:

      o Larry Legel, President and CEO, in the amount of 150,000 options at a strike price of $0.10 per share. The options may be exercised at any time for five years. Option date is October 20, 2003. The grant was for services rendered and to be rendered.

      o Snazari Family Trust, in the amount of 250,000 options at a strike price of $1.00 per share. The options may be exercised at any time for three years. Option date is October 27, 2003. Grant was in consideration of contribution of working capital.

      o TJP Management, Inc., in the amount of 250,000 options at a strike price of $1.00 per share. The options may be exercised at any time for three years. Option date is October 27, 2003. Grant was in consideration of contribution of working capital.

      o Gregory A. Nagel, in the amount of 1,000,000 options at a strike price of $1.00 per share. The options may be exercised at any time for five years. Option date is November 5, 2003. Grant was in consideration of contribution of working capital.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

      The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) possible lack of demand for our Phoslock product; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising; (d) our failure to implement certain steps in our Plan of Operations within the time period we originally planned to accomplish; (e) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (f) if we are unable to obtain financing to support our future growth plans, we will have to curtail our operations and our growth plans; (g) we are subject to extensive United States and foreign regulation which may increase our costs and lead to delays, fines or restrictions on our business; (h) should our agreement with our Australian-based licensor or our licensor's agreement with an Australian government agency be terminated, we will have to find an alternative business or cease our operations; (i) if we are unable to make royalty payments to our licensor, our sub-license agreement may be terminated, as well as our business; and (j) other risks that are discussed in our Form SB-2 Registration Statement which is available for review at the Securities and Exchange Commission's Edgar system at www.sec.gov.

Plan of Operations

      We will need approximately $218,000 to implement our Plan of Operations, not including substantial royalty payment obligations that we will incur under the terms of our sub-license agreement with Integrated Mineral Technology Pty Ltd, as follows: (a) we are required to make minimum royalty payments of $850,000 to our Australian-based licensor, if and only if we sell specified amounts of the Phoslock product; and (b) separate and apart from the minimum royalty payments, we are required to make royalty payments totaling in excess of $18 million from 2004 until the end of the 18 year agreement. We are required to make these royalty payments whether or not we sell Phoslock. Our obligation to pay our licensor $250,000 in royalties for the year ending December 31, 2003 has been waived by our licensor.

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

      o     Our  sub-manufacturer,   Heterene  Corporation,  manufactured  8,360
            pounds of Phoslock to provide samples to prospective customers or for possible future orders; and

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

October, 2003 - February, 2004

      Steps Required to obtain our Raw Materials

      Steps required to obtain our raw materials have been dramatically simplified due to the fact that all of the Phoslock production will come from the new Kunming, China plant and there will be no need for the Company to obtain its own raw materials.

February 2003 - October 2003

      Steps Required for Sub-Manufacturing of Phoslock

      Steps required for sub-Manufacturing of Phoslock have been dramatically changed due to the fact that from now on all of the Phoslock production will come from the new Kunming, China plant and no sub-manufacturing of Phoslock by the Company will be necessary.

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

      Hiring Sales Persons

      Pro-Finishes, Inc. plans to hire three sales persons on a full-time basis to sell the Phoslock product in May. Pro-Finishes, Inc.'s president will attempt to recruit three full-time sales persons from his affiliated company, Jeen International, Inc. Sales persons will be compensated on a commission basis. Pro-Finishes, Inc. sales representatives will be paid a 5% commission on product sales.

October, 2003 - December, 2004

        Marketing

      We began marketing our product on November 1, 2002. To date, our marketing has consisted solely of responding to inquiries about our product and cold-calling prospective customers consisting of municipalities, industrial concerns and state and federal governmental agencies. To date, we have not established any customers or sold any Phoslock through Pro-Finishes, Inc. or through our President/Chief Executive Officer.

        Attending Trade Shows

      We originally planned to attend at least three trade shows a year beginning in February 2003 that specialize in water purification products or environmental clean-up products; however, now we will not commence our attendance at trade shows until we obtain a sufficient customer base. Our plan is to have our President and a Pro-Finishes, Inc. representative attend the trade shows to introduce the Phoslock products. We plan to have available the following written materials and displays at these trade shows: (a) brochures which are currently available; (b) video tapes of who would use Phoslock and how it is used, which have not yet been made. We estimate the cost will be approximately $15,000 for travel, lodging, attendance fees and set-up costs for each trade show.

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

      We originally planned to begin this step in our Plan of Operations during March 2003; however, we now will not begin this step in our Plan of Operations until we have made sales of our Phoslock product

      Review of our Operations by our Licensor's Technical Advisory Board

      Previous to the changes, due to the fact that the Company will purchase all of the new Phoslock products from the new Phoslock plant in Kunming, China, our licensor's Technical Advisory Board conducted an annual review of our operations and sub-manufacturing facility in order to determine whether:

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

      The first visit for a review of our operations by our licensor's Technical advisory Board was scheduled for February 2002, but rescheduled to July 1, 2002 by our licensor and then rescheduled again to late October, 2002 by our licensor. On October, 22 and 23, 2002, members of our Licensor's Technical Advisory Board who are the Chief Executive Officer and Technical Director of our licensor, visited our headquarters in Fairfield, New Jersey. Our licensor assumed all costs of this visit. During their visit, the Technical Advisory Board members met with our President, Mr. Leonard Perle, the President of Pro-Finishes, Inc., Mr. Adam Perle, and Pro-Finishes, Inc. sales representatives that will assist in marketing Phoslock throughout our licensed territory. The licensor representatives provided a detailed commentary on the development and applications of Phoslock.

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

September, 2002 - November, 2003

      Testing Procedures

      The need for testing procedures has been eliminated due to the fact that all of the Phoslock product will come from the new Kunming, China plant and there will be no need for the testing procedures previously required when the Company produced its own Phoslock product.

      Future Production Costs

      Future production costs will be significantly reduced, due to the fact that all of the Phoslock product will be produced at the new Kunming, China plant and through mass production, costs per ton will be less. The amount of savings has not yet been determined.

      Future Equipment Costs

      Future equipment costs for testing equipment will be eliminated completely due to the fact that the Company will no longer be producing its own Phoslock product, but will be buying product directly from the new Kunming, China plant.

      Pricing of Phoslock

      The anticipated prices at which we intend to sell Phoslock to our customers were at one time:

           Amount of Phoslock Order                     Price
           ------------------------                --------------
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

       Summary of Total Costs:

       Accomplish our Plan of Operations - $218,000

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

      Chief Executive Officer's Salary for one year - $100,000

Recent Developments

      The resignation of the Company's President, Leonard Perle effective January 27, 2004 due to health reasons will adversely affect the Company's ability to execute and complete its plan of operations.

Liquidity and Capital Resources
      Our source of the funds to accomplish our Plan of Operations will be derived from our current cash of $253,598 as of December 31, 2003. We derived our cash resources from a $600,000 debenture investment and private placement sales of our common stock, prior to the filing of a registration statement.

      At December 31, 2003, we had a negative working capital of $344,000. Since inception of the Company, we have generated zero revenues and incurred losses from operations. In order to execute the Company's Plan of Operation, the Company will need to raise additional financing.

Critical Accounting Policies

      Because we have no operations and are not engaged in any significant transactions, we currently have no critical accounting policies.

ITEM 7.   FINANCIAL STATEMENTS.

      The following financial statements required by this item are filed herewith following the signature page to this report:



                                                                            PAGE

          Report of Independent Auditors                                     F-2
          Balance Sheets as of December 31, 2003 and 2002                    F-3
          Statements of Operations for the years ended December 31, 2003
          and 2002                                                           F-4
          Statements of Stockholders'  Deficit for the years ended
          December 31, 2003 and 2002                                         F-5

          Statements of Cash Flows for the years ended December 31, 2003
          and 2002                                                           F-6
          Notes to Financial Statements                                      F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no disagreements with Durland & Company, CPAs, P.A., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Durland & Company's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by Purezza to become a director or executive officer.


                     NAME                      AGE                          POSITION                               TERM
       ---------------------------------   -------------   --------------------------------------------   -----------------------
       Leonard M. Perle (1)                     67         President, Chief Executive Officer, and                1 Year
                                                           Chairman of the Board

       Larry Legel                              56         Chief Financial Officer, Secretary,                    1 Year
                                                           Treasurer and Director

------------
(1) Leonard Perle resigned as President, Chief Executive Officer and Director effective January 27, 200 due to health reasons. Effective January 27, 2004, Larry was elected President and Chief Executive Officer replacing Mr. Perle.

      Leonard Perle has been our President, Chief Executive Officer and Chairman of the Board Officer since January 20, 2002. From approximately April 1996 to present, Mr. Perle has been the Vice President of Operations of Jeen International Corporation, a chemical manufacturer and distributor located in Fairfield, New Jersey and incorporated in New Jersey. Jeen International is solely owned by Mr. Perle's son, Adam Perle. Since our inception, Mr. Perle has devoted approximately 75% of his time to his position at Jeen International and only 25% of his time to our business. Commencing in April 2003, Mr. Perle will devote approximately 90% of his time to our business, and only 10% to Jeen International. From 1969 to 1996, Mr. Perle was the president of Protameen Chemical Company, a chemical manufacturer and distributor located in Totowa, New Jersey. Mr. Perle received a Bachelors Degree in Chemistry from Brooklyn College in 1961.

      Larry Legel has been a member of our Board of Directors since our inception. From our inception to January 19, 2002, Mr. Legel was our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer. Mr. Legel spent approximately 25% of his time as our President/Chief Executive Officer until January 19, 2002, when he resigned his position as our President/Chief Executive Officer in order that we could hire a President/Chief Executive Officer that could devote most of his time to those positions. Mr.
Legel continues in his capacity as our Chief Financial Officer, Secretary, and Treasurer, and is also our Chief Accounting Officer. Mr. Legel has been licensed as a Certified Public Accountant in the State of Florida since 1974 and has operated and owned his own Certified Public Accounting firm since 1974. Mr. Legel now spends approximately 25% of his time to our business and 75% to his accounting practice. Mr. Legel received a Bachelors Degree in Business Administration from Wayne State University in 1969.

Audit Committee and Audit Committee Financial Expert

      The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, the Company's board of directors is deemed to be its audit committee. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.


      The Company has not adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer because it has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time.

Conflicts of Interest

      Certain conflicts of interest existed at December 31, 2003 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

      Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Board Meetings and Committees

      The Directors and Officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Company in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Section 16(a) Beneficial Ownership Reporting

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section  16(a)  reports  they file.  The Company is not  required to comply with
Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to the Company.

ITEM 10.   EXECUTIVE COMPENSATION

We have entered into an employment agreement with our President in which we are obligated to compensate him in the future. The following Executive Compensation Chart highlights the terms of compensation for our President. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.


                                                                            LONG TERM COMPENSATION
                                                                 --------------------------------------------
                                 ANNUAL COMPENSATION                           AWARDS              PAYOUTS
------------------------ --------------------------------------- ------------------------------- ------------
       NAME                                            OTHER                       SECURITIES
       AND                                             ANNUAL      RESTRICTED      UNDERLYING
    PRINCIPAL                                      COMPENSATION  STOCK AWARD(S)     OPTIONS/          LTIP         ALL OTHER
     POSITION       YEAR    SALARY ($)   BONUS ($)      ($)           ($)         SARS (#) (2)    PAYOUTS ($)  COMPENSATION ($)
----------------- ------ ------------- ----------- ------------- --------------- --------------- ------------ ----------------
Leonard M. Perle    2003 $     100,000     N/A     $           0       N/A               N/A           N/A          N/A
(CEO) (1)
                    2002 $      60,000     N/A     $           0       N/A             7,000,000       N/A          (3)
----------------- ------ ------------- ----------- ------------- --------------- --------------- ------------ ----------------


(1) Mr. Perle was appointed President, Chief Executive Officer and Director effective January 20, 2002. Mr. Perle resigned as President, Chief
      Executive Officer and Director effective January 27, 2004 due to health reasons.

(2) Under his employment agreement, Leonard Perle was granted 7,000,000 options exercisable at prices ranging from $0.50 to $7.00 per share, based upon the Company meeting certain revenue or earnings levels (5,500,000 options based on specific earnings levels, with a minimum $250,000 in earnings; and 1,500,000 options at specific revenue levels, with a minimum $1 million in revenue). Mr. Perle resigned from the Company effective January 27, 2004. In connection with his resignation, all 7,000,000 options were cancelled.

(3) Under his employment agreement, Leonard Perle was granted 900,000 shares of the Company's common stock. Mr. Perle resigned from the Company effective January 27, 2004. In connection with his resignation, all 900,000 shares were cancelled.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2003 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At December 31, 2003, 7,815,000 shares of our common stock were outstanding.


----------------------------------------- ----------------------------------- -----------------------------------
               NAME                       NUMBER OF SHARES BENEFICIALLY OWNED PERCENT OF TOTAL OUTSTANDING SHARES
----------------------------------------- ----------------------------------- -----------------------------------
Larry Legel                                            70,000 (1)                            0.90%
1425 NE 57th Place
Fort Lauderdale, Florida  33334
----------------------------------------- ----------------------------------- -----------------------------------
Leonard Perle                                         900,000 (2)                           11.52%
24 Madison Road
Fairfield, New Jersey 07004
----------------------------------------- ----------------------------------- -----------------------------------
Adam Perle                                            900,000 (3)                           11.52%
24 Madison Road
Fairfield, New Jersey 07004
----------------------------------------- ----------------------------------- -----------------------------------
Joseph Safina                                         624,000 (4)                            7.98%
1 E. Broward Boulevard, Suite 700
Fort Lauderdale, Florida 33301
----------------------------------------- ----------------------------------- -----------------------------------
Gregory Nagel                                       1,150,000 (5)                           14.72%
5828 Sebastian, #109
San Antonio, Texas 78249
----------------------------------------- ----------------------------------- -----------------------------------
Joel Bidois                                           484,763 (6)                            6.20%
24 Eagle View Place
Eagle Farm, Brisbane
Queen Land 40009 Australia
----------------------------------------- ----------------------------------- -----------------------------------
William P. Whalen                                     625,000                                8.00%
69 Oriole Way
Westbury, New York 11590
----------------------------------------- ----------------------------------- -----------------------------------
Douglas W. Moreland                                   500,000                                6.40%
1655 E. Layton Drive
Englewood, Colorado 80110
----------------------------------------- ----------------------------------- -----------------------------------
All Executive Officers and Directors as a             970,000                               12.41%
group
----------------------------------------- ----------------------------------- -----------------------------------

(1) Larry Legel's ownership interest is composed of 30,000 shares of common stock owned by Mr. Legel individually, 5,000 shares of common stock owned with his wife as joint tenants, and 35,000 shares of common stock owned by Glacier Marketing International, Inc., a Florida corporation 100% owned by Mr. Legel. Glacier Marketing International is located at 5100 N. Federal Highway, Suite 409, Fort Lauderdale, Florida. Excludes 150,000 options granted to Mr. Legal in October 2003 at a strike price of $0.10 per share. Excludes 900,000 shares of the Company's common stock received by Larry Legel in connection with Leonard Perle's resignation on January 27, 2004.

(2) Excludes 7,000,000 shares of the Company's common stock issued to Leonard Perle which he may exercise at certain revenue and earnings levels. Mr. Perle resigned as President, Chief Executive Officer and Director effective January 27, 2004 due to health reasons. In connection with his resignation, the 900,000 shares of common stock and the 7,000,000 options were cancelled.

(3) Adam Perle's ownership is composed of 900,000 shares directly owned by Pro-Finishes, Inc., of which he is the sole owner. Adam Perle, is the son of our President, Leonard Perle, who is employed by Jeen International, Inc., a company solely owned by Adam Perle. In addition, Pro-Finishes, Inc., a company solely owned by Adam Perle, is our exclusive sales agent. Adam Perle is of majority age and does not live in the same household as Leonard Perle. Neither Adam nor Leonard Perle derive any beneficial ownership in our common stock from one another. In connection with the termination of the sales agency agreement in April 2004, the 900,000 shares of common stock issued to Pro-Finishes, Inc. were cancelled, and 100,000 shares of common stock were issued to Adam Perle.

(4) Joseph Safina's indirect ownership interest is composed of: (a) 54,000 shares directly held by International Equities Group, Inc., a Florida corporation; 50% owned by Mr. Safina and 50% owned by his wife, Jennifer Safina; and (b) 570,000 shares directly held by DFM Management, Ltd., a limited partnership created under the Texas Revised Limited Partnership Act, 99% of which is owned by Mr. Safina as a limited partner of DFM Management, Ltd. International Equities Group, Inc. is located at 1 East Broward Boulevard, Suite 700, Fort Lauderdale, Florida 33301. DFM Management, Ltd. is located at 1900 West Loop South, Suite 2050, Houston, Texas 77027. Mr. Safina assisted us in negotiating our license agreement with Integrated Mineral Technology, Ltd. There was no verbal or written agreement involving Mr. Safina's negotiations with Integrated Mineral Technology, Ltd. on our behalf or to compensate Mr. Safina for this service, for which he received none.

(5) Excludes 1,000,000 options granted to Gregory Nagel in November 2003 at a strike price of $1.00 per share.

(6) Joel Bidois' ownership interest is composed of: (a) 272,727 shares directly held by Genesis Research Corporation which is 100% owned by Mr. Bidois; and (b) 757,273 shares directly held by Integrated Mineral Technology, Ltd. Mr. Bidois owns 28% of Integrated Mineral Technology, Ltd. through JN Bidois Holdings Unit Trust Pty Ltd which is 100% owned by Mr. Bidois and members of his family.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On September 30, 2001, we sold 5,000 shares of common stock to our prior president, Larry Legel for $.001 per share, for total consideration of $50.

      On September 30, 2001, we sold 900,000 shares of our common stock to Leonard Perle at $.001 per share, for total consideration of $900. Mr. Perle became our President on December 21, 2001.

      On September 30, 2001, we sold 900,000, shares of our common stock to Pro-Finishes, Inc. for $.001 per share for total consideration of $900. The president of Pro-Finishes, Inc., Adam Perle, is the son of our President, Leonard Perle. Adam Perle is of majority age, lives in a separate residence from Leonard Perle, and Leonard Perle derives no beneficial interest from shares owned by Pro-Finishes, Inc.

      On September 30, 2001, we sold 500,000 shares of our common stock to International Equities Group, Inc., a Florida corporation 100% owned by Joseph Safina, a beneficial owner of our common stock, for $.001 per share, for total consideration of $500.

      On September 30, 2001, we sold 1,500,000 shares of our common stock to DFM Management, Ltd., a limited partnership that is 99% owned by Joseph Safina, a beneficial owner of our common stock, for $.001 per share, for total consideration of $1,500.

      On October 1, 2001, we entered into a Sales Representative Agreement with Pro-Finishes, Inc. who became our exclusive Sales Representative to market existing and future Phoslock products in the United States, Canada, and Mexico in exchange for 10% of gross sales of the Phoslock product they sell. Pro-Finishes, Inc.'s' owner and president, Adam Perle, is the son of our president, Leonard Perle. The Pro-Finishes, Inc. agreement was not negotiated at "arms length". Pro-Finishes, Inc. owns 900,000 shares of our common stock.

      Our President, Leonard Perle, is employed as a Vice-President of Operations by Jeen International, Inc., which is solely owned by our President's son, Adam Perle. Currently, we are leasing office space at Jeen International's facility in Fairfield, New Jersey. These agreements, arrangements, and stock ownership may create conflicts of interest which favor the affiliated business interests of our President or his son and may not be resolved in a manner favorable to our minority stockholders.

      On November 20, 2001, we sold 5,000 shares of our common stock at $.001 per share, for total consideration of $5 to Larry and Brenda Legel as Tenants by the Entirety.

      On November 20, 2001, we sold 25,000 shares of our common stock at $.001 per share, for total consideration of $25 to Glacier Marketing International, Inc., a Florida corporation 100% owned by our then president, Larry Legel.

      On November 20, 2001, we sold 5,000 shares of our common stock at $.001 per share, for total consideration of $5 to Glacier Marketing International, Inc. ESOP.

      On November 20, 2001, we sold 10,000 shares of our common stock at $.001 per share, for total consideration of $10 to Jasper Marketing, Inc., a Florida corporation 100% owned by our previous president, Larry Legel.

      Other than the above transactions or otherwise set forth in this report we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            The following exhibits are included as part of this report:

            Exhibit
            Number      Title of Document

            3.1         Articles of Incorporation (1)

            3.2         Bylaws (1)

            10.1        Sales Representative  Agreement with Pro-Finishes,  Inc.
                        (1)

            10.2        Phoslock  License  Agreement with annexures to agreement
                        (2)

            10.3        Letter from Integrated Mineral Technology Limited (1)

            10.4        Employment Agreement with Leonard Perle (1)

            10.5        Debenture Agreement (1)

            10.6        Agreement between  Integrated Mineral  Technology,  Ltd.
                        and Exponent Environmental Group, Inc. (2)

            31          Certification   pursuant   to   Section   302   of   the
                        Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Denotes previously filed in the Form SB-2 filed with the Securities and Exchange Commission on April 1, 2002 and hereby incorporated by reference.

(2)   Denotes  previously  filed  in the  Form  SB-2  Amendment  filed  with the
      Securities  and  Exchange   Commission  on  October  9,  2002  and  hereby
      incorporated by reference.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the most recent quarter.

ITEM 14.  CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings as of December 31, 2003.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,000 for the fiscal year ended December 31, 2002 and $2,500 for the fiscal year ended December 31, 2003.

(2)   AUDIT-RELATED FEES

      There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)   TAX FEES

      There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)   ALL OTHER FEES

      There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

RE-APPROVAL POLICIES AND PROCEDURES

      Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PUREZZA GROUP, INC.



Date: November 30, 2004              By:  /s/ Kevin R. Keating
                                       -----------------------------------------
                                       Kevin R. Keating
                                       President and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on November 30, 2004.

      Signatures                            Title

      /s/ Kevin R. Keating           President and Director
      --------------------          (Principal Executive Officer)
                                     Treasurer, Secretary
                                    (Principal Financial and Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report.................................................F-2

Balance Sheet................................................................F-3

Statement of Operations......................................................F-4

Statement of Stockholders' Equity............................................F-5

Statement of Cash Flows......................................................F-6

Notes to Financial Statement.................................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Purezza Group, Inc.
(A Development Stage Enterprise)
Fairfield, New Jersey

We have audited the accompanying balance sheets of Purezza Group, Inc., a development stage enterprise, as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and 2002, and the periods from August 9, 2001 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                                /s/Durland & Company, CPAs, P.A.
                                                --------------------------------
                                                Durland & Company, CPAs, P.A.
Palm Beach, Florida
March 30, 2004

                                     PURREZA GROUP, INC.
                               (A Development Stage Enterprise)
                                        BALANCE SHEET
                                         December 31,


                                                                         2003         2002
                                                                       ---------    ---------
                                     ASSETS
CURRENT ASSETS
                                                                Cash   $ 253,598    $ 476,717
                                                                       ---------    ---------

                                                Total current assets     253,598      476,717
                                                                       ---------    ---------

                                              PROPERTY AND EQUIPMENT
                                                           Equipment       1,495        3,019
                                                                       ---------    ---------

                                        Total property and equipment       1,495        3,019
                                                                       ---------    ---------

                                                        OTHER ASSETS
                                                             License           0            0
                                                                       ---------    ---------

                                                  Total other assets           0            0
                                                                       ---------    ---------

                                                        Total Assets   $ 255,093    $ 479,736
                                                                       =========    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 CURRENT LIABILITIES
                                                    Accounts payable   $       0    $       0
                                            Accrued expenses payable           0        3,158
                                                                       ---------    ---------

                                           Total current liabilities           0        3,158

                                                      LONG-TERM DEBT
                                  Convertible debenture note payable     600,000      600,000
                                            Accrued interest payable           0       67,989
                                                                       ---------    ---------

                                                Total long-term debt     600,000      667,989
                                                                       ---------    ---------

                                                   Total Liabilities     600,000      671,147
                                                                       ---------    ---------

                                                STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, authorized 100,000,000 shares;
7,815,000 and 7,815,000 shares  issued and outstanding, respectively       7,815        7,815
                                          Additional paid-in capital     326,707      326,707
                    Deficit accumulated during the development stage    (679,429)    (525,933)
                                                                       ---------    ---------

                                          Total stockholders' equity    (344,907)    (191,411)
                                                                       ---------    ---------

                         Total Liabilities and  Stockholders' Equity   $ 255,093    $ 479,736
                                                                       =========    =========


    The accompanying notes are an integral part of the financial statements.

                                         PUREZZA GROUP, INC.
                                  (A Development Stage Enterprise)
                                       STATEMENT OF OPERATIONS


                                                                                           FROM
                                                                                         AUGUST 9,
                                                                                           2001
                                                                                       (INCEPTION)
                                                         YEAR ENDED DECEMBER 31,         THROUGH
                                                       ----------------------------    DECEMBER 31,
                                                           2003            2002            2003
                                                       ------------    ------------    ------------
                                            Revenues   $          0    $          0    $          0
                                                       ------------    ------------    ------------

                                            Expenses
                 General and administrative expenses        132,495         141,970         343,770
                                   Professional fees         90,406          58,440         193,606
                                                       ------------    ------------    ------------

                                      Total expenses        222,901         200,410         537,376
                                                       ------------    ------------    ------------

                                Loss from operations       (222,901)       (200,410)       (537,376)

                              Other income (expense)
                               Impairment of license              0        (150,000)       (150,000)
                                     Interest income          1,418           4,387           7,948
                   Interest expense (waived in 2003)         67,989         (47,737)              0
                                                       ------------    ------------    ------------

                        Total other income (expense)         69,407        (193,350)       (142,052)
                                                       ------------    ------------    ------------

                                            Net loss   $   (153,494)   $   (393,760)   $   (679,428)
                                                       ============    ============    ============

              Loss per weighted average common share
                                                       $      (0.02)   $      (0.04)
                                                       ============    ============

Number of weighted average common shares outstanding      7,815,000      10,069,452
                                                       ============    ============



    The accompanying notes are an integral part of the financial statements.

PUREZZA GROUP, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                             DEFICIT
                                                                                            ACCUMULATED
                                                                               ADDITIONAL   DURING THE        TOTAL
                                                 NUMBER OF        COMMON        PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                                  SHARES          STOCK         CAPITAL        STAGE         EQUITY
                                                -----------    -----------    -----------   -----------    -----------
            BEGINNING BALANCE, August 9, 2001             0    $         0    $         0   $         0    $         0

Shares issued for cash-founders at $0.001/sh     10,271,000         10,271              0             0         10,271
        Shares issued with debt at $0.017/sh        850,000            850         12,926             0         13,776
      Shares issued for services at $0.02/sh          5,000              5             95             0            100
          Shares issued for cash at $1.00/sh        314,000            314        313,686             0        314,000

                                     Net loss             0              0              0      (132,174)      (132,174)
                                                -----------    -----------    -----------   -----------    -----------

                   BALANCE, December 31, 2001    11,440,000         11,440        326,707      (132,174)       205,973

                  Shares repurchased for cash    (3,625,000)        (3,625)             0             0         (3,625)

                                     Net loss             0              0              0      (393,760)      (393,760)
                                                -----------    -----------    -----------   -----------    -----------

                   BALANCE, December 31, 2002     7,815,000          7,815        326,707      (525,934)      (191,412)


                                     Net loss             0              0              0      (153,494)      (153,494)
                                                -----------    -----------    -----------   -----------    -----------

            ENDING BALANCE, December 31, 2003     7,815,000          7,815    $   326,707   $  (679,428)   $  (344,906)
                                                ===========    ===========    ===========   ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                                                   PUREZZA GROUP, INC.
                                            (A Development Stage Enterprise)
                                                 STATEMENT OF CASH FLOWS


                                                                                                     FROM
                                                                                                   AUGUST 9,
                                                                                                     2001
                                                                                                 (INCEPTION)
                                                                  YEAR ENDED      YEAR ENDED       THROUGH
                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                     2003            2002            2003
                                                                 ------------    ------------    ------------
                      CASH FLOWS FROM OPERATING ACTIVITIES:
                                                   Net loss      $   (153,494)   $   (393,760)   $   (679,428)
     Adjustments to reconcile net loss to net cash used for
                                      operating activities:
                                  Stock issued for services                 0               0             100
                                       Depreciation expense             1,522             755           2,577
                                      Impairment of license                 0         150,000         150,000
                Changes in operating assets and liabilities
                    Increase (decrease) in accounts payable                 0         (11,250)              0
             Increase (decrease) in accrued expense payable            (3,158)          3,158               0
            Increase (decrease) in accrued interest payable           (67,989)         47,737               0
                                                                 ------------    ------------    ------------
                      Net cash used by operating activities          (223,119)       (203,360)       (526,751)
                                                                 ------------    ------------    ------------
                      CASH FLOWS FROM INVESTING ACTIVITIES:
                                        Purchase of license                 0               0        (150,000)
                                       Purchase of computer                 0          (2,250)         (4,074)
                                                                 ------------    ------------    ------------
                        Net cash used  investing activities                 0          (2,250)       (154,074)
                                                                 ------------    ------------    ------------
                      CASH FLOWS FROM FINANCING ACTIVITIES:
                     Proceeds from issuance of common stock                 0               0         338,048
                                 Repurchase of common stock                 0          (3,325)         (3,625)
                        Proceeds from convertible debenture                 0               0         600,000
                                                                 ------------    ------------    ------------
                  Net cash provided by financing activities                 0          (3,325)        934,423
                                                                 ------------    ------------    ------------
                            Net increase (decrease) in cash          (223,119)       (208,935)        253,598
                                                                 ------------    ------------    ------------
                                  CASH, beginning of period           476,717         685,652               0
                                                                 ------------    ------------    ------------
                                        CASH, end of period      $    253,598    $    476,717    $    253,598
                                                                 ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
None


    The accompanying notes are an integral part of the financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

(1)   THE COMPANY  Purezza  Group,  Inc.  (the  Company) is a Florida  chartered development stage corporation which conducts business from its headquarters in Fairfield, New Jersey. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product that efficiently removes phosphorus and other oxyanions in natural and industrial waters and waste water streams.

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

      e) REVENUE RECOGNITION Revenue from product sales will be recognized at the time the sale is made.

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

(2)   STOCKHOLDERS'  EQUITY The Company  has  authorized  100,000,000  shares of
      $0.001 par value common stock and had 11,440,000 shares of common stock issued and outstanding at December 31, 2002. The Company issued 10,271,000 shares of common stock to its founders in exchange for $10,271 in cash. It issued 850,000 shares of common stock to the Debenture Holder in exchange for $14,387 in cash. The Company issued 5,000 shares of common stock in exchange for services valued at $100. Through a Regulation D Rule 506 Private Placement, the Company issued 314,000 shares of common stock in exchange for $314,000 in cash.

      The Company has issued 7,000,000 options to purchase shares of its common stock to its President. (See Note 8a.)

      In August 2002, the Company repurchased 3,625,000 shares of the Company's common stock from 9 shareholders for the original amount paid, or $3,625 in cash. Such shares were immediately canceled by the Company.

(3) CONVERTIBLE DEBENTURE On September 30, 2001, the Company entered into a Convertible Debenture and Common Stock Agreement whereby the company received $600,000 in proceeds and issued a Debenture Note Payable in the amount of $600,000 convertible to 60,000 shares of the common stock of the Company, at $10 per share, at any time up to May 24, 2004, otherwise payable @ 8% interest annually, plus principal payable on May 24, 2004. Accrued interest payable at December 31, 2002 was $67,989, which was waived by the debenture holder, therefore the accrued interest payable at December 31, 2003 is $0.

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

      At December 31, 2003, the Company had Federal and State net operating loss carry-forwards of $679,400, which expire $153,500, $393,800 and $132,100 at December 31, 2023, 2022 and 2021, respectively. Significant components of deferred income taxes are as follows:

                      Net Operating Loss                         $    679,400
                                                                 ------------
                      Total Deferred Tax Asset                        139,000
                      Less: Valuation Allowance                      (139,000)
                                                                 ------------
                      Net Deferred Tax Asset                     $          0
                                                                 ============

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


    The accompanying notes are an integral part of the financial statements.

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

      When the Company begins commercialization of this license, it will amortize the initial license fee over the then remaining life of the license. The Company will pay IMT certain royalties pursuant to the Agreement. The Company has an exclusive license to sell and or manufacture the product, Phoslock, in the license territories. The Agreement provides for minimum royalty amounts, contracted product pricing and specific use requirements of the product, as well as mutual benefits and obligations for sub licensing and referrals and various other considerations. The minimum royalty payments under the agreement are $843,750 in 2004, and $1,260,000 per year thereafter. In the second quarter of 2002, the Company wrote off the license fee, since the Company had not yet been able to commercialize the license.

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

            The number of options which Mr. Perle has received and may exercise at certain levels of Company revenue are as follows:

                      NUMBER OF
                       OPTIONS          PRICE         COMPANY REVENUE
                     ----------       ---------       ---------------
                        500,000       $     .50       $     1,000,000
                        500,000            2.00             2,000,000
                        500,000            2.50             4,000,000
                     ----------
            Subtotal  1,500,000


    The accompanying notes are an integral part of the financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

            The number of options which Mr. Perle has received and may exercise at certain levels of Company earnings is as follows:

                      NUMBER OF
                       OPTIONS          PRICE        COMPANY EARNINGS
                     ----------       ---------      ----------------
                        500,000            1.00               250,000
                        500,000            2.50               500,000
                        500,000            3.00               750,000
                      1,000,000            5.00             1,000,000
                      1,000,000            5.00             2,000,000
                      1,000,000            7.00             5,000,000
                      1,000,000            7.00             7,500,000
                     ----------
            Subtotal  5,500,000
                     ----------
            Total     7,000,000
                     ==========

(8)   RELATED PARTIES

      (a) EXECUTIVE AND RELATED PARTY OPTION ISSUANCES During the fourth quarter ended December 31, 2003, the Company issued common stock options to one officer and three related parties. These issuances were:

            (1) OFFICER To Larry Legel, President, Chief Executive Officer, Chief Administrative Officer, Director, Secretary, Treasurer and Chief Financial Officer, the amount of 150,000 options with a strike price of $0.10 per share, with an exercise term of five years ending October 20, 2008. The options were issued in consideration for past services rendered and in anticipation of future services.

            (2) RELATED PARTIES To Sanzari Family Trust, the amount of 250,000 options with a strike price of $1.00 per share, with an exercise term of three years ending October 27, 2006. The options were issued in consideration for the provision of working capital to the Company in the past.

                  To TJP Management, Inc., the amount of 250,000 options with a strike price of $1.00 per share, with an exercise term of three years ending October 27, 2006. The options were issued in consideration for the provision of working capital to the Company in the past.

                  To Gregory A. Nagel., the amount of 1,000,000 options with a strike price of $1.00 per share, with an exercise term of five years ending November 5, 2008. The options were issued in consideration for the provision of working capital to the Company in the past.

(9)   SUBSEQUENT EVENTS

      (a) EXECUTIVE EMPLOYMENT AGREEMENT AND STOCKHOLDER'S EQUITY In early January, Mr. Perle resigned as an officer and director of the Company due to health reasons. At that time Mr. Perle agreed to cancel his employment agreement, stock options and agreed to return his 900,000 shares of previously issued common stock to the Company's treasury for cancellation.


    The accompanying notes are an integral part of the financial statements.

                                  EXHIBIT INDEX

            Exhibit
            Number      Description of Exhibit

            31          Certification   pursuant   to   Section   302   of   the
                        Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.