Form 10KSB
period 2004-12-31
PUREZZA GROUP INC
filed 2005-03-15
CIK 1162747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [x] ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                      NONE

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      Issuer's revenues for its most recent fiscal year: $0

      As of March 4, 2005, 58,000,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock of $0.10 per share as reported on March 4, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $881,500.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

           Transitional Small Business Disclosure Format (Check One):
                                  Yes ____ No  X

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

PART I


Item 1.    Description of Business.............................................1

Item 2.    Description of Properties...........................................6

Item 3.    Legal Proceedings...................................................7

Item 4.    Submission of Matters to a Vote of Security Holders.................7


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............7

Item 6.    Management's Discussion and Analysis or Plan of Operations.........11

Item 7.    Financial Statements...............................................15

Item 8.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure.............................15

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................16

Item 10.   Executive Compensation.............................................17

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....18

Item 12.   Certain Relationships and Related Transactions.....................19

Item 13.   Exhibits and Reports on Form 8-K...................................19

Item 14.   Controls and Procedures............................................20

Item 15.   Principal Accountant Fees and Services.............................21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary

      Purezza Group, Inc. ("we", "us", "our", or the "Company") plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.

      We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

      To date, we have not generated any significant revenues. We may require additional financing to execute our plan to acquire an operating company.


History and Recent Developments

      We are a Florida chartered development stage corporation headquartered in Vero Beach, Florida. We were incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product that efficiently removes phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, our activities consisted of capital transactions, organization, and development of the Phoslock product line.

      Phoslock was developed in 1996 by CSIRO, an Australian Government Agency, a research tank of 6,500 scientists. The product was being used in Australia by Integrated Minerals Technology ("Integrated"), a private Australian company selected by CSIRO to promote the commercial applications of the product. We had a sublicense agreement with Integrated that allowed us to manufacture, market and distribute the Phoslock product to the United States, Canada, Mexico, Central America and South America.

      We initially filed an SB-2 Registration Statement with the SEC on April 1, 2002. The registration statement was a secondary offering by certain existing shareholders of the Company. The registration statement covered 67,600 shares of our common stock being offered by such selling shareholders at a price of $1.10 per share. The registration statement was declared effective on April 1, 2003. Since this was a secondary offering, we did not receive any proceeds from the sale of such shares.

      Our operating capital was derived primarily from private placements of our restricted common stock as well as a convertible debenture in the principal amount of $600,000.

      In January 2004, our President, Leonard Perle, resigned as a result of failing health. The Company filed an 8-K, which stated: "Leonard M. Perle has informed the Company that due to failing health and at the advice of his doctors, that he is resigning as President and from the Board of Directors of Purezza Group, Inc. Mr. Perle has not informed the Company that his resignation is because of a disagreement on any matter relating to the Company's operations, policies or practices."

      In reviewing our current operations, both managerial and financial, our board determined that our business may best be conducted as a private company. Accordingly we decided, to divest ourselves of our current operations by "spinning" them off to its stockholders. The effect of this will be to create a publicly traded "shell".

      On April 23, 2004, we transferred all of our assets including, cash on hand, the Phoslock product line, and all of our rights under the sublicense agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. ("PMI"), a wholly owned subsidiary of the Company. Our license agreement was with Integrated and provided for certain fixed royalty payments by the Company. As part of our asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated. Since the original cost of the license had already been expensed in a prior year and the previously required royalty payments had been waived, there is no effect on the balance sheet as of December 31, 2004 due to the license transfer and assumption.

      Immediately following the asset transfer to PMI, we distributed on a pro rata basis all of our stock ownership in PMI to the holders of our common stock (the "Distribution"). As a result of this transfer and the Distribution, PMI will operate independently from the Company and as a successor to the Company's business and operations. The Distribution was accounted for as a disposed operation pursuant to Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

      As a result of the asset transfer and the Distribution, we no longer have any meaningful business assets, operations or sources of revenue. We plan to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

      In an equity for debt transaction on April 23, 2004, International Equities Group, Inc. ("IEG") converted a $600,000 convertible debenture issued by us into 37,185,000 shares of our common stock. Following this conversion, Keating Reverse Merger Fund, LLC ("KRM Fund"), pursuant to a Stock Purchase Agreement, acquired from IEG 37,185,000 shares of the Company's common stock. Effective as of the closing of the Stock Purchase Agreement, Larry Legel resigned as the Chairman of the Company's Board of Directors and as its President, and Kevin R. Keating was appointed as the sole Director, President, Treasurer and Secretary of the Company. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

      In order to fund the Company's working capital needs, on April 26, 2004, we sold to KRM Fund 5,000,000 shares of common stock at a purchase price of $0.01 per share, for an aggregate consideration of $50,000. Further, on September 15, 2004, we sold to KRM Fund 5,000,000 shares of common stock at a purchase price of $0.01 per share, for an aggregate consideration of $50,000 for working capital.

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

      We plan to pursue and negotiate a business combination with an operating company. Ultimately, our continuation as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

Letter of Intent

      On September 24, 2004, we entered into a Letter of Intent to acquire Puda Investment Holding Limited, a company incorporated under the laws of the British Virgin Islands ("Puda"). Puda is the holding company of Shanxi Puda Resources ("Shanxi"), a company formed in June 1995 and currently headquartered in Taiyuan City, Shanxi province, China.

      Under the transactions contemplated under the Letter of Intent, we will acquire all of the issued and outstanding shares of Puda's capital stock from Puda's existing stockholders ("Puda Stockholders"). In the exchange, we will issue shares of our common stock to the Puda Stockholders in such amount so that, immediately after giving effect to the acquisition, the Puda Stockholders will own in the aggregate 90% of the Company's issued and outstanding shares of common stock. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Puda Stockholders and that the board will include one member to be designated by KRM Fund, our current principal shareholder. After the payment of certain transaction related fees (including the issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 5% of the issued and outstanding common stock after completion of the transaction with Puda.

      Our completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, the completion of certain corporate restructurings to comply with applicable foreign laws and regulations, and the delivery of financial statements of Puda and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. There can be no assurances that these conditions will be satisfied or that the acquisition will be completed.

      Shanxi was formed in June, 1995 in Taiyuan City, Shanxi province, China by Ming Zhao. Shanxi focuses on high value added coal washing processes. In the coal washing process raw coal is cleaned by using Puda's water-supported technology. The cleaned coal produced by Shanxi is well suitable for processing into coking coal, which is an essential raw material for steel production. Currently, Shanxi is one of the top washed coal suppliers in Shanxi province. Shanxi province has the biggest coal reserves in China, and commands more than 50% of coal production in China.

      Shanxi's sells washed coal primarily to coal coking and coal processing plants which require high quality coal. Coal washed by Shanxi is used by some of the top steel businesses in China including Taiyuan Iron & Steel (Group) Co., Ltd., which is an iron and steel complex producing steel plate and stainless steel; Baotou Iron and Steel (Group) Company, Limited, which is a production base of iron and steel; and Beijing Coal Coke Chemical Corporation, which is a coal gas supplier in Beijing.

Employees

      During 2003, Mr. Larry Legel served as Chief Administrative Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer. Due to health issues, Mr. Leonard Perle resigned as President, Chief Executive Officer and Director effective January 27, 2004 and terminated his employment agreement on the same date. Pursuant to the resignation of Mr. Perle effective January 27, 2004, Mr. Legel was elected President, Chief Executive Officer and Director in addition to his then current titles. On February 25, 2004, our board approved the return of Leonard Perle's 900,000 shares of common stock, which had previously been issued to him as executive compensation. These shares were returned in connection with his resignation.

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

      Currently, we do not have any employees. Our sole officer and director, Kevin R. Keating, serves in such capacities without salary or bonus. Upon accepting his position as an officer and director on April 26, 2004, we issued shares of our common stock to Mr. Keating as compensation for services rendered.

      We have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We pay Vero $1,000 per month for services provided to us.

Risk Factors

      An investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

      1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

      2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

      3. Possible Business - Not Identified and Highly Risky. Except as otherwise discussed with respect to the Letter of Intent, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

      4. Type of Business Acquired. Except as otherwise discussed with respect to the Letter of Intent, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

      5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

      6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

      7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

      8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

      9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

      10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

      11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

      12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

      13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

      14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

      15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

      16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

      17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

      18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

      19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2. DESCRIPTION OF PROPERTIES.

      From April 26, 2004 to December 31, 2004, we operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month.

      We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3. LEGAL PROCEEDINGS.

      We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the quarter ended December 31, 2004, we amended our Articles of Incorporation with the Florida Secretary of State to authorize 5,000,000 shares of preferred stock with such rights, preferences and designations established by the Board of Directors from time to time. This amendment was approved by our Board of Directors and was approved by written consent without a meeting by our majority stockholder, KRM Fund. Written notice of this action was mailed to stockholders on or about December 6, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is traded from time to time on the over-the-counter market, and quotations may be found in NASD's Over-the-Counter Bulletin Board. Shares of our common stock are traded under the symbol "PRZA". Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Prior to January 2004, our common stock was available for trading on the "pink sheets" published by Pink Sheets LLC. Although our common stock was available on the "pink sheets" beginning May 27, 2003, there were no bid or ask prices posted in 2003. In January 2004, our stock was available for trading on NASD's Over-the-Counter Bulletin Board. Our stock is currently available for trading on NASD's Over-the-Counter Bulletin Board. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.


        2004                  High                Low
        ----                  ----                ---
        First Quarter          n/a                n/a
        Second Quarter      $0.080             $0.080
        Third Quarter       $0.080             $0.080
        Fourth Quarter      $0.100             $0.100

        2003                  High                Low
        ----                  ----                ---
        First Quarter          n/a                n/a
        Second Quarter         n/a                n/a
        Third Quarter          n/a                n/a
        Fourth Quarter         n/a                n/a

      As of December 31, 2004, we had 58,000,000 shares of our common stock outstanding. There were approximately 88 holders of record of our common stock at December 31, 2004. Our transfer agent is Fidelity Transfer Company, Salt Lake City, Utah.

      During the quarter ended December 31, 2004, we amended our Articles of Incorporation with the Florida Secretary of State to authorize 5,000,000 shares of preferred stock with such rights, preferences and designations established by the Board of Directors from time to time. At December 31, 2004, there were no shares of preferred stock issued or outstanding.

      We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities.

      At various times since August 9, 2001 through December 31, 2004, the Company has issued shares of its common stock without registration under the Securities Act of 1933, as amended ("Securities Act"), in reliance upon certain exemptions from registration afforded under the Securities Act including, without limitation, the exemption afforded under Section 4(2) of Securities Act, or under Regulation D promulgated under the Securities Act.

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

The following shares were issued during 2004 in connection with capital raising and other activities of the Company.

      o On February 25, 2004, the Company's board approved the return of Leonard Perle's 900,000 shares of common stock, which had previously been issued to him as executive compensation. These shares were returned and cancelled in connection with his resignation.

      o On April 2, 2004, the Company's board authorized the issuance of 900,000 shares to Better Investments, Inc. as compensation for executive services provided by Larry Legel valued at $9,000.

      o On April 9, 2004, the Company's board authorized the issuance of 100,000 shares of common stock to Adam Perle as part of the termination settlement of the Pro-Finishes, Inc. sales agreement. In connection with this termination, the Company's board required the return of 900,000 shares of common stock previously issued to Pro-Finishes, Inc.

      o On April 21, 2004, the Company's board agreed to issue IEG 800,000 shares of common stock for marketing compensation to replace Adam Perle valued at $8,000.

      o On April 23, 2004, IEG converted the $600,000 debenture into 37,185,000 shares of common stock. On the same day, the KRM Fund purchased these shares from IEG for $350,000.

      o On April 26, 2004, KRM Fund purchase 5,000,000 shares of common stock at $0.01 per share, for total consideration of $50,000 for working capital.

      o On April 26, 2004, the Company issued 2,000,000 shares of common stock to Kevin R. Keating for services rendered, valued at $20,000.

      o On April 26, 2004, the Company issued 500,000 shares of common stock to Bertrand T. Ungar for serviced rendered, valued at $5,000.

      o     On September 15, 2004, KRM Fund purchased 5,000,000 shares of common
            stock  at  a  purchase   price  of  $0.01  per   share,   for  total
            consideration of $50,000 for working capital.

      o On September 15, 2004, the Company issued 500,000 shares of common stock to a financial consultant for services rendered, valued at $5,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

      The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

General Business Plan

      Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

      Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

      We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

      We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

      We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

      We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

      While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

      In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

      We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

      As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

Competition

      We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

Results of Operations

Year ended December 31, 2004 as compared with December 31, 2003

      The Company experienced a net loss of $(379,999) for the year ended December 31, 2004, as compared with a net loss of $(153,494) for the year ended December 31, 2003, an increase in net loss of $(226,505). This increase is comprised of a reduction of loss from operations of disposed product line of $108,957, a loss from disposal of product line and related assets of $(227,556), and an increase of general and administrative expenses of $107,906. Income tax expense was not recorded for 2004 due to the effects of cumulative net operating loss carryforwards which are available to offset taxable income.

      In 2004, the Company decided to dispose of its existing business through a stock distribution of its subsidiary to its shareholders. These assets consisted of cash of $226,702 and other assets with a net book value of $854, which were recorded as a loss on disposed operations of $(227,556).

Liquidity and Capital Resources

      A summary of the Company's operating, investing and financing activities is as follows:

                                    2004                2003
                                    ----                ----
      Cash flows from:
      Operating activities       $(330,115)          $(223,119)
      Investing activities              --                  --
      Financing activities         100,000                  --

      In 2004, the Company received proceeds of $100,000 for the sale of its common stock. At December 31, 2004, the Company had current assets, in the form of cash, totaling $23,483, and current liabilities, in the form of accrued expenses, totaling $1,389. The Company has no long term debt. Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

Critical Accounting Policies

      Use of Estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of December 31, 2004, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

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

ITEM 7. FINANCIAL STATEMENTS.

      The following financial statements required by this item are filed herewith following the signature page to this report:

                                                                            Page

      Report of Independent Registered Public Accounting Firm                F-1

      Balance Sheets as of December 31, 2004 and 2003                        F-2

      Statements of Operations for the years ended December 31, 2004         F-3
      and 2003, and for the period from August 9, 2001 (Date of Inception) to December 31, 2004

      Statements of  Stockholders' Equity for the period from         F-4 to F-5
      August 9, 2001 (Date of Inception) to December 31, 2004

      Statements  of Cash Flows for the years  ended                         F-6
      December 31, 2004 and 2003, and the period from August 9, 2001 (Date of Inception) to December 31, 2004

      Notes to Financial Statements                                  F-7 to F-12

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

        Name                  Age             Position                 Term
        ----                  ---             --------                 ----
        Kevin R. Keating (1)  65        President, Treasurer,         1 Year
                                       Secretary and Director

      (1) Mr. Keating became President, Secretary, Treasurer, and a director effective April 23, 2004.

      Mr. Keating, sole Director, President, Secretary and Treasurer of the Company, is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with the Company.

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

Conflicts of Interest

      Certain conflicts of interest existed at December 31, 2004 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

      Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stcokholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

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

ITEM 10. EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.

                                                                                     Long Term Compensation
                                                                                     ----------------------
                                        Annual Compensation                           Awards        Payouts
                                        -------------------                           ------        -------

        Name                                                       Other      Restricted  Securities
        and                                                        Annual       Stock    Underlying  LTIP
      Principal                                                  Compensation  Award(s)  Options/   Payouts     All Other
      Position           Year      Salary ($)      Bonus ($)         ($)         ($)      SARs(#)    ($)     Compensation ($)
      --------           ----      ----------      ---------         ---         ---      -------    ---     ----------------

Kevin R. Keating         2004       $      0       $      0       $      0       N/A       N/A       N/A       $ 20,000
(Pres., Secr., and
Treas.) (1)

Leonard M. Perle         2003       $100,000            N/A       $      0       N/A       N/A       N/A            N/A
(CEO) (2)
                         2002       $ 60,000            N/A       $      0       N/A        (2)      N/A             (2)

Larry Legel              2004       $      0            N/A       $      0       N/A       N/A       N/A       $  9,000
(CEO) (3)
                         2003       $      0            N/A       $      0       N/A        (3)      N/A             (3)

      (1) Mr. Keating became President, Secretary, Treasurer, and a director effective April 23, 2004. On April 26, 2004, the Company issued Mr. Keating 2,000,000 shares of its common stock in consideration for services rendered by him, valued at $20,000.

      (2) Mr. Perle was appointed President, Chief Executive Officer and Director effective January 20, 2002. Mr. Perle resigned as President, Chief Executive Officer and Director effective January 27, 2004 due to health reasons. Under his employment agreement, Leonard Perle was granted 7,000,000 options exercisable at prices ranging from $0.50 to $7.00 per share, based upon the Company meeting certain revenue or earnings levels (5,500,000 options based on specific earnings levels, with a minimum $250,000 in earnings; and 1,500,000 options at specific revenue levels, with a minimum $1 million in revenue). Mr. Perle resigned from the Company effective January 27, 2004. In connection with his resignation, all 7,000,000 options were cancelled. Under his employment agreement, Leonard Perle was granted 900,000 shares of the Company's common stock. In connection with his resignation, all 900,000 shares were cancelled.

      (3) Effective January 27, 2004, Larry was elected President and Chief Executive Officer replacing Mr. Perle. Larry Legel was granted, during 2003, 150,000 options at a strike price of $0.10 per share. The options may be exercised at any time for five years. Option date is October 20, 2003. The grant was for services rendered and to be rendered and were determined to have immaterial compensation value. On April 2, 2004, the Company's board authorized the issuance of 900,000 shares to Better Investments, Inc. as compensation for executive services provided by Larry Legel valued at $9,000.


      There was no other compensation paid to Kevin R. Keating during 2004 in his capacity as an officer or director of the Company. There were no option grants to Kevin R. Keating during the fiscal year ended December 31, 2004, and no options were exercised by Kevin R. Keating during the fiscal year ended December 31, 2004.

      We did not pay any compensation to any director in 2002, 2003 and 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2004 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At December 31, 2004, 58,000,000 shares of our common stock were outstanding.

                                            Number of Shares        Percent
Name                                       Beneficially Owned      of Shares
----                                       ------------------      ---------

Kevin R. Keating                                2,000,000(1)          3.4%
936A Beachland Boulevard, Suite 13
Vero Beach, Florida 32963

Keating Reverse Merger Fund, LLC               47,185,000(2)         81.3%
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111


All Executive  Officers and Directors as        2,000,000             3.4%
a group

      (1) Kevin R. Keating is not affiliated with and has no equity interest in Keating Reverse Merger Fund, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Keating Reverse Merger Fund, LLC.

      (2) Keating Reverse Merger Fund, LLC is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Kevin R. Keating.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 10, 2004, the Company entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.

      Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company's Common Stock currently owned by Kevin R. Keating.

      The Company has engaged Keating Securities, LLC to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are included as part of this report:

      Exhibit
      Number      Title of Document

         3.1      Articles of Incorporation (1)

         3.2 Amendment to Articles of Incorporation (included as an exhibit hereto and incorporated by reference)

         3.3      Bylaws (1)

         10.1     Sales Representative Agreement with Pro-Finishes, Inc. (1)

         10.2     Phoslock License Agreement with annexures to agreement (2)

         10.3     Letter from Integrated Mineral Technology Limited (1)

         10.4*    Employment Agreement with Leonard Perle (1)

         10.5     Debenture Agreement (1)

         10.6 Agreement between Integrated Mineral Technology, Ltd. and Exponent Environmental Group, Inc. (2)

         10.7     Stock   Purchase   Agreement   by  and  among   the   Company,
                  International Equities Group, Inc. and Keating reverse Merger Fund, LLC dated April 23, 2004 (3)

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

(3) Denotes previously filed in the Form 8-K filed with the Securities and Exchange Commission on May 14, 2004 and hereby incorporated by reference.

*     notes a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K.

      On December 6, 2004, the Company filed a Current Report on Form 8-K announcing the amendment of its Articles of Incorporation with the Florida Secretary of State to authorize 5,000,000 shares of preferred stock with such rights, preferences and designations established by the Board of Directors from time to time.

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $4,000 for the fiscal year ended December 31, 2003 and $8,000 for the fiscal year ended December 31, 2004.

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

                               PUREZZA GROUP, INC.


Date: March 15, 2005              By:/s/ Kevin R. Keating
                                  -------------------------------------
                                  Kevin R. Keating
                                  President and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 15, 2005.

         Signatures               Title

         /s/ Kevin R. Keating     President (Principal Executive Officer),
         --------------------     Treasurer, Secretary (Principal
                                  Financial and  Accounting Officer) and
                                  Director

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS
                      For the year ended December 31, 2004

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE


Report of Independent Registered Public Accounting Firm..........................................F-1

Balance Sheets - As of December 31, 2004 and 2003................................................F-2

Statements of Operations - For the Years Ended December 31, 2004 and 2003,
  and for the Period from August 9, 2001 (Date of Inception) to December 31, 2004................F-3

Statement of Stockholders' Equity -
  For the Period from August 9, 2001 (Date of Inception) to December 31, 2004 .............F-4 - F-5

Statements of Cash Flows - For the Years Ended December 31, 2004 and 2003,
  and for the Period from August 9, 2001 (Date of Inception) to December 31, 2004................F-6

Notes to Financial Statements............................................................F-7 to F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Purezza Group, Inc.

Vero Beach, Florida

We have audited the accompanying balance sheets of Purezza Group, Inc., (the "Company"), as of December 31, 2004, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the two years in the period ended December 31, 2004, and the periods from August 9, 2001, (Inception), through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the two years in the period ended December 31, 2004, and the periods from August 9, 2001, (Inception), through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida

March 10, 2005

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                     2004               2003
                                                                     ----               ----
ASSETS
 Current Assets:
       Cash                                                    $    23,483        $   253,598
                                                               -----------        -----------
         Total Current Assets                                       23,483            253,598
                                                               -----------        -----------

 Property and Equipment, net                                            --              1,495
                                                               -----------        -----------
         Total Assets                                          $    23,483        $   255,093
                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accrued expenses                                       $     1,389        $        --
                                                               -----------        -----------
           Total Current Liabilities                                 1,389                 --

Long Term Debt - Convertible Debenture                                  --            600,000
                                                               -----------        -----------
           Total Liabilities                                         1,389            600,000
                                                               -----------        -----------
Stockholders' Equity
     Preferred stock (5,000,000 shares authorized,
         none issued or outstanding)                                    --                 --
    Common stock (100,000,000 shares authorized,
        58,000,000 and 7,815,000 issued and outstanding)            58,000              7,815
    Additional paid in capital                                   1,023,522            326,707
    Deficit accumulated during the development stage            (1,059,428)          (679,429)
                                                               -----------        -----------
          Total Stockholders' Equity                                22,094           (344,907)
                                                               -----------        -----------


          Total Liabilities and Stockholders' Equity           $    23,483        $   255,093
                                                               ===========        ===========

    The accompanying notes are an integral part of the financial statements

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                              August 9, 2001
                                              For the Years Ending             (Inception)
                                                  December 31,                   Through
                                            2004               2003         December 31, 2004
                                       ------------        ------------        ------------
Revenue                                $         --        $         --        $         --

  General and administrative
    expenses                                107,906                  --             107,906
                                       ------------        ------------        ------------

Loss from continuing
    operations                             (107,906)                 --            (107,906)

Disposed operations:
 Loss from disposal of
 product line and related
 assets                                    (227,556)                 --            (227,556)
Income (loss) from operations of
  disposed product line                     (44,537)           (153,494)           (723,966)
Income tax benefit (expense)                     --                  --                  --
                                       ------------        ------------        ------------

Income (loss) from disposed
   operations                              (272,093)           (153,494)           (951,522)
                                       ------------        ------------        ------------

Net loss                               $   (379,999)       $   (153,494)       $ (1,059,428)
                                       ============        ============        ============

Net loss per share:
   Continuing operations               $      (0.00)       $      (0.00)
   Loss from disposal of
    product line and related
    assets                                    (0.01)              (0.00)
  Income (loss) from operations
    of disposed product line                   0.00               (0.02)
                                       ------------        ------------

                                       $      (0.01)       $      (0.02)
                                       ============        ============

Weighted average number of
  shares outstanding,
  basic and diluted                      40,155,493           7,815,000
                                       ============        ============

     The accompanying notes are an integral part of the financial statements

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                   Deficit
                                                                                                  Accumulated
                                                                                   Additional      During the         Total
                                                        Common Stock                Paid-In        Development     Stockholders'
                                                  Shares            Amount          Capital          Stage            Equity
                                                  ------            ------          -------          -----            ------
Beginning Balance, August 9, 2001                        --      $        --      $        --     $        --      $        --

    Shares issued for cash at $ 0.001/sh         10,271,000           10,271               --              --           10,271
    Shares issued with debt at $ 0.017/sh           850,000              850           12,926              --           13,776
    Shares issued for services at $0.02/sh            5,000                5               95              --              100
    Shares issued for cash at $1.00/sh              314,000              314          313,686              --              314
    Net loss for period ending
        December 31, 2001                                --               --               --        (132,174)        (132,174)
                                                -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2001                       11,440,000           11,440          326,707        (132,174)        (132,174)

    Shares repurchased for cash                  (3,625,000)          (3,625)              --              --           (3,625)
    Net loss for year ended
        December 31, 2002                                --               --               --        (393,760)        (393,760)
                                                -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2002                        7,815,000            7,815          326,707        (525,934)        (191,412)

    Net loss for year ended
        December 31, 2003                                --               --               --        (153,494)        (153,494)
                                                -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2003                        7,815,000            7,815          326,707        (679,428)        (344,906)

    The accompanying notes are an integral part of the financial statements

                              PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                   Deficit
                                                                                                  Accumulated
                                                                                   Additional      During the         Total
                                                        Common Stock                Paid-In        Development     Stockholders'
                                                  Shares            Amount          Capital          Stage            Equity
                                                  ------            ------          -------          -----            ------

Balance, December 31, 2003                        7,815,000      $     7,815      $   326,707     $  (679,428)     $  (344,906)

    Cancellation of shares, April 2004           (1,700,000)          (1,700)           1,700              --               --
    Debenture converted to stock,
        April 2004, at $0.017/sh                 37,185,000           37,185          562,815              --          600,000
    Stock issued for cash at $0.01/sh            10,000,000           10,000           90,000              --          100,000
    Shares issued for services at $0.01 /sh       4,700,000            4,700           42,300              --           47,000
    Net loss for year ended
        December 31, 2004                                --               --               --        (379,999)        (379,000)
                                                -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2004                       58,000,000      $    58,000      $ 1,023,522     $(1,059,428)     $    22,094
                                                ===========      ===========      ===========     ===========      ===========

The  Company  recently  amended  its  articles  of  incorporation  to  authorize
5,000,000 shares of preferred stock with such rights, preferences and designations established by the Board of Directors from time to time. At December 31, 2004, there were no shares of preferred stock issued or outstanding.

     The accompanying notes are an integral part of the financial statements

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                     For Years Ending        August 9, 2001
                                                        December 31,       (Inception)Through
                                                  2004             2003     December 31, 2004
                                                  ----             ----     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                     $  (379,999)     $  (153,494)     $(1,059,428)
Adjustments to reconcile net loss to net
  cash flows from operations:
   Stock issued for services                      47,000               --           47,100
   Depreciation expense                              641            1,522            3,220
   Impairment of license                              --               --          150,000
   Non-cash portion of loss on
     disposal of product line                        854               --              854
  Increase (decrease) in:
   Accounts payable                                   --               --               --
   Accrued expenses                                1,389           (3,158)           1,389
   Accrued interest                                   --          (67,989)              --
                                             -----------      -----------      -----------
    Net cash flows from operating
       activities                               (330,115)        (223,119)        (856,865)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of license                               --               --         (150,000)
    Purchase of computer                              --               --           (4,074)
                                             -----------      -----------      -----------

Net cash flows from investing activities              --               --         (154,074)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                           100,000               --          438,047
  Repurchase of common stock                          --               --           (3,625)
  Proceeds from convertible debenture                 --               --          600,000
                                             -----------      -----------      -----------

Net cash flows from financing activities         100,000               --        1,034,422
                                             -----------      -----------      -----------

Net increase (decrease) in cash                 (230,115)        (223,119)          23,483

Cash, beginning of period                        253,598          476,717               --
                                             -----------      -----------      -----------
Cash, end of period                          $    23,483      $   253,598      $    23,483
                                             ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

      Statement of Cash Flows

      For purposes of the Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004



NOTE 2 - NATURE OF BUSINESS


      Purezza Group, Inc. ("the Company") is a Florida chartered development stage corporation headquartered in Vero Beach, Florida. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

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

      During December 2004, the Company amended its Articles of Incorporation to authorize 5,000,000 of preferred stock, $0.01 par value, with such rights, preferences and designations as determined by the Board of Directors. There were no shares of preferred stock issued or outstanding at December 31, 2004.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE 4 - OPTIONS

      During the year ending December 31, 2003, the Company issued options to purchase common stock as follows:

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

NOTE 5 - INCOME TAXES

      At December 31, 2004, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $1,050,000 that are available to offset future taxable income, if any, through 2024. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code
      Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at December 31, 2004.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE 6 - RELATED PARTY TRANSACTIONS

      The sole officer and director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company. KRM Fund owns approximately 81.3% of the outstanding shares of the Company's common stock as of December 31, 2004. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC or KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC and KRM Fund disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

      On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the year ended December 31, 2004, $7,000 is included in general and administrative expense pursuant to this agreement, $6,000 has been paid, and $1,000 remains in accounts payable at December 31, 2004.

NOTE 7 - LETTER OF INTENT

      On September 24, 2004, the Company entered into a Letter of Intent to acquire Puda Investment Holding Limited, a company incorporated under the laws of the British Virgin Islands ("Puda"). Puda is the holding company of Shanxi Puda Resources ("Shanxi"), a company formed in June 1995 and currently headquartered in Taiyuan City, Shanxi province, China.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE 7 - LETTER OF INTENT (continued)

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

      The Company's completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, the completion of certain corporate restructurings to comply with applicable foreign laws and regulations, and the delivery of financial statements of Puda and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is expected to close in the near future. However, there can be no assurances that the acquisition will be completed.

                                  Exhibit Index

        Exhibit        Description of Exhibit
        Number
        3.2       Amendment to Articles of Incorporation

        31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.