Form 10QSB
period 2005-03-31
PUREZZA GROUP INC
filed 2005-05-13
CIK 1162747

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2005

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

As of May 5, 2005, there were 59,000,000 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

          Consolidated Condensed Balance Sheet as of
          March 31, 2005 (unaudited)                                    1

          Consolidated Condensed Statements of Operations
          for the three month periods ended March 31, 2005
          and 2004, and for the period from August 9, 2001
          (inception) through March 31, 2005 (unaudited)                2

          Consolidated Condensed Statements of Cash Flows
          for the three month periods ended March 31, 2005
          and 2004, and for the period from August 9, 2001
          (inception) through March 31, 2005 (unaudited)                3

          Notes to Condensed Financial Statements (unaudited)           4-9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations             10-22

      Item 3. Controls and Procedures                                   23

PART II.OTHER INFORMATION

      Item 1. Legal Proceedings                                         24
      Item 2. Changes in Securities and Use of Proceeds                 24
      Item 3. Defaults upon Senior Securities                           24
      Item 4. Submission of Matters to a Vote of Security Holders       24
      Item 5. Other information                                         24
      Item 6. Exhibits and Reports on Form 8-K                          24

          Signatures                                                    25

          Certifications

Part I - Financial Information

Item 1.  Financial Statements

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                             CONDENSED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

ASSETS

  Current Assets:
         Cash                                                  $    12,436
                                                               -----------

         Total Current Assets                                       12,436
                                                               -----------

          Total Assets                                         $    12,436
                                                               ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Accounts payable                                      $     2,686
         Accrued expenses                                           16,000
                                                               -----------

          Total Current Liabilities                                 18,686

    Stockholders' Deficit
    Preferred stock (5,000,000 shares authorized,
         None issued or outstanding)                                    --
    Common stock (100,000,000 shares authorized,
        58,000,000 issued and outstanding)                          58,000
    Additional paid in capital                                   1,023,522
    Deficit accumulated during the development stage            (1,087,772)
                                                               -----------

          Total Stockholders' Deficit                               (6,250)
                                                               -----------

          Total Liabilities and Stockholders' Deficit          $    12,436
                                                               ===========


The accompanying notes are an integral part of the financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 August 9, 2001
                                                      Three Months                 (Inception)
                                                     Ending March 31,               Through
                                                  2005             2004          March 31, 2005
                                             --------------    --------------    --------------
Revenue                                      $           --    $           --    $           --

  General and administrative
    expenses                                         28,344                --           136,250
                                             --------------    --------------    --------------

Loss from continuing
    operations                                      (28,344)               --          (136,250)

Disposed operations:
 Loss from disposal of
 product line and related
 assets                                                  --                --          (227,556)
Income (loss) from operations of
  disposed product line                                  --           (27,537)         (723,966)
Income tax benefit (expense)                             --                --                --
                                             --------------    --------------    --------------

Income (loss) from disposed
   operations                                            --           (27,537)         (951,522)
                                             --------------    --------------    --------------

Net loss                                     $      (28,344)   $      (27,537)   $   (1,087,772)
                                             ==============    ==============    ==============

Net loss per share:
   Continuing operations                     $        (0.00)   $         0.00
   Loss from disposal of
    product line and related
    assets                                            (0.00)            (0.00)
  Income (loss) from operations
    of disposed product line                          (0.00)            (0.00)
                                             --------------    --------------

                                             $        (0.00)   $        (0.00)
                                             ==============    ==============

Weighted average number of
  shares outstanding,
  basic and diluted                              58,000,000         7,815,000
                                             ==============    ==============

The accompanying notes are an integral part of the financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ending           August 9, 2001
                                                         March 31,                 (Inception)
                                                                                     Through
                                                  2005              2004          March 31, 2005
                                              -----------       -----------       --------------
CASH FLOWS FROM
    OPERATING ACTIVITIES
Net Loss                                      $   (28,344)      $   (27,537)      $(1,087,772)
Adjustments to reconcile net loss to net
  cash flows from operations:
   Stock issued for services                           --                --            47,100
   Depreciation expense                                --               214             3,220
   Impairment of license                               --                --           150,000
   Non-cash portion of loss on
     disposal of product line                          --                --               854
  Increase (decrease) in:
   Accounts payable                                 2,686               427             2,686
   Accrued expenses                                14,611                --            16,000
   Accrued interest                                    --                --                --
                                              -----------       -----------       -----------

    Net cash flows from operating
       activities                                 (11,047)          (26,896)         (867,912)

CASH FLOWS FROM INVESTING
    ACTIVITIES
    Purchase of license                                --                --          (150,000)
    Purchase of computer                               --                --            (4,074)
                                              -----------       -----------       -----------

Net cash flows from investing activities               --                --          (154,074)

CASH FLOWS FROM FINANCING
    ACTIVITIES
  Sale of common stock                                 --                --           438,047
  Repurchase of common stock                           --                --            (3,625)
  Proceeds from convertible debenture                  --                --           600,000
                                              -----------       -----------       -----------

Net cash flows from financing activities               --                --         1,034,422
                                              -----------       -----------       -----------

Net increase (decrease) in cash                   (11,047)          (26,896)           12,436

Cash, beginning of period                          23,483           253,598                --
                                              -----------       -----------       -----------
Cash, end of period                           $    12,436       $   226,702       $    12,436
                                              ===========       ===========       ===========

The accompanying notes are an integral part of the financial statements.

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

   These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the three months ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

   The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the years ending December 31, 2004, and 2003, previously filed.

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

   On April 23, 2004 the Company transferred all of its assets including, cash on hand, the Phoslock product line, and all of the Company's rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. ("PMI"), a wholly owned subsidiary of the Company. The Company's license agreement was with Integrated Mineral Technology Limited ("Integrated"), an Australian entity, and provided for certain fixed royalty payments by the Company. As part of the Company's asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated. Since the original cost of the license had already been expensed in a prior year and the previously required royalty payments had been waived through 2003, there is no effect on the balance sheet as of March 31, 2005 due to the license transfer and assumption.

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (continued)

   During December 2004, the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock, $0.01 par value, with such rights, preferences and designations as determined by the Board of Directors. There were no shares of preferred stock issued or outstanding as of March 31, 2005.

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

                               PUREZZA GROUP, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 5 - INCOME TAXES

   At March 31, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $1,088,000 that are available to offset future taxable income, if any, through 2024. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at March 31, 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

   The sole officer and director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company. KRM Fund owns approximately 81.4% of the outstanding shares of the Company's common stock as of March 31, 2005. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC or KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC and KRM Fund disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

   On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the current quarter, $3,000 is included in general and administrative expense pursuant to this agreement, $3,000 has been paid, and $1,000 remains in accounts payable at March 31, 2005.

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

   The Company's completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and the delivery of financial statements of Puda and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close in the near future. However, there can be no assurances that the acquisition will be completed.

NOTE 8 - SUBSEQUENT EVENTS

   On April 4, 2005, 1,000,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $10,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form
10-QSB or included in our previous filings with the Securities and Exchange Commission.

Company Background

The Company was formed to market a product called Phoslock, a patented product to remove phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

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

Results of Operations

For the three months ended March 31, 2005 the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2005 and 2004, the Company had net losses of $(28,344) and $(27,537) respectively. In 2004, the Company decided to dispose of its existing business through a stock distribution of all of its assets to its shareholders. These assets consisted of cash of $226,702 and other assets with a net book value of $854, which were recorded as a loss on disposed operations.

Liquidity and Capital Resources

The Company's total assets as of March 31, 2005 are $12,436, which is comprised of cash. The Company's current liabilities are $18,686. The Company has no long-term debt. Total stockholders' deficit as of March 31, 2005 is $ (6,250).

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

On September 15, 2004, 500,000 shares of the Company's common stock were issued to an financial consulting firm, as compensation for services valued by the Company at $5,000. On April 4, 2005, 1,000,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $10,000.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:


                               Three months ended March 31,
                                  2005            2004
                                --------        --------

Operating activities            $(11,047)       $(26,896)
Investing activities                  --              --
Financing activities                  --              --
                                --------        --------

Net effect on cash              $(11,047)       $(26,896)
                                ========        ========

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

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          On April 4, 2005, 1,000,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $10,000.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

       32  Exhibits

            32 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

            32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8K

                  None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PUREZZA GROUP, INC.

                                       By:   /s/ Kevin R. Keating
                                            ---------------------------------
                                             Principal Executive Officer
                                             Principal Financial Officer


Date:  May 13, 2005