Form 10QSB
period 2005-06-30
Puda Coal, Inc.
filed 2005-08-12
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________to _________
         Commission file number         333-85306


                                 PUDA COAL, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                       65-1129912
---------------------------------                    -------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                    Identification No.)

   426 Xuefu Street, Taiyuan, Shanxi Province, The People's Republic of China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011 86 351 228 1300
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                               Purezza Group, Inc.
            936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, August 9, 2005: 59,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item1. Financial Statements page

         Consolidated Balance Sheet of Puda Investment Holding Limited and its
         subsidiaries and affiliates as of June 30, 2005 (unaudited)            3

         Consolidated Statements of Operations of Puda Investment Holding
         Limited and its subsidiaries and affiliates for the three and six
         months ended June 30, 2005 and 2004 (unaudited)                        4

         Consolidated Statements of Cash Flows of Puda Investment
         Holding Limited and its subsidiaries and affiliates for the six months
         ended June 30, 2005 and 2004 (unaudited)                               5

         Notes to Consolidated Financial Statements (unaudited)                 6


Item 2. Management's Discussion and Analysis or Plan of Operations              13

Item 3. Controls and Procedures                                                 27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                       27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds             27

Item 3. Defaults upon Senior Securities                                         27

Item 4. Submission of Matters to a Vote of Security Holders                     27

Item 5. Other information                                                       27

Item 6. Exhibits and Reports on Form 8-K                                        27

Signatures

Certifications

PART I - Financial Information

ITEM 1.  Financial Statements

                         PUDA INVESTMENT HOLDING LIMITED

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                               As of June 30, 2005
                     (In Thousands of United States dollars)


                                                              Note(s)      June 30, 2005
                                                                           --------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $1,547
Accounts receivable, net                                                           3,247
Other receivables
  - Related parties                                             3                  2,240
  -Third parties                                                                      47
Deposits and prepayments                                                             853
Inventories                                                     4                  4,276
                                                                           --------------

Total current assets                                                              12,210
                                                                           --------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   921

INTANGIBLE ASSETS                                                                    179
                                                                           --------------

TOTAL ASSETS                                                                     $13,310
                                                                           ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
  - Related party                                               3                   $296
  - Third parties                                                                    774
Other payables
  - Related party                                               3                    196
  - Third parties                                                                    360
Accrued expenses                                                                     295
Income taxes payable                                                               2,823
VAT payable                                                                          260
Distribution payable                                                                 969
                                                                           --------------

Total current liabilities                                                         $5,973
                                                                           --------------

STOCKHOLDERS' EQUITY
Common stock, authorized 50,000 shares, par
   value $1, issued and outstanding 50,000 shares                                     50
Paid-in capital                                                                    2,717
Statutory surplus reserve fund                                                     1,366
Retained earnings                                                                  3,204
                                                                           --------------

Total stockholders' equity                                                         7,337
                                                                           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $13,310
                                                                           ==============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         PUDA INVESTMENT HOLDING LIMITED

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three months ended June 30, 2005 and June 30, 2004, and for the six months ended June 30, 2005 and June 30, 2004
         (In Thousands of United States dollars, except per share data)


                                                 Note(s)   Three months      Three months       Six months      Six months
                                                               ended             ended            ended            ended
                                                           June 30, 2005     June 30, 2004     June 30,2005    June 30,2004
                                                           -------------     -------------     ------------    ------------
NET REVENUE                                                         $8,747            $4,219         $13,019           $9,159

COST OF REVENUE                                                    (6,878)           (2,491)        (10,288)          (5,371)
                                                          ----------------- ----------------- --------------- ----------------

GROSS PROFIT                                                         1,869             1,728           2,731            3,788

OPERATING EXPENSES
Selling expenses                                                       152                76             201              142
General and administrative expenses                                     71                37             135              106
Other operating expenses                                                 1                 -               1                -
                                                          ----------------- ----------------- --------------- ----------------

TOTAL OPERATING EXPENSES                                               224               113             337              248
                                                          ----------------- ----------------- --------------- ----------------

INCOME FROM OPERATIONS                                               1,645             1,615           2,394            3,540

GAIN ON SHORT-TERM INVESTMENT                                            -                 -               6                -

INTEREST INCOME/(EXPENSE)                                                1                 -               1              (4)
                                                          ----------------- ----------------- --------------- ----------------

INCOME BEFORE INCOME TAXES                                           1,646             1,615           2,401            3,536

INCOME TAXES                                     5                   (550)             (537)           (811)          (1,180)
                                                          ----------------- ----------------- --------------- ----------------

NET INCOME                                                          $1,096            $1,078          $1,590           $2,356
                                                          ================= ================= =============== ================

EARNINGS PER SHARE (in dollars)                                     $21.92            $21.56          $31.80           $47.12
                                                          ================= ================= =============== ================

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING- BASIC &
       DILUTED                                                      50,000            50,000          50,000           50,000
                                                          ================= ================= =============== ================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         PUDA INVESTMENT HOLDING LIMITED

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the six months ended June 30, 2005 and June 30, 2004
                     (In Thousands of United States dollars)

                                                                                   Six months       Six months
                                                                                      ended            ended
                                                                                  June 30, 2005    June 30, 2004
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $      1,590    $      2,356
Adjustments to reconcile net income to net cash used in
  operating activities:
Gain on short-term investment                                                                (6)             --
Amortization of land use right                                                                3               3
Depreciation                                                                                 53              54
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                          (525)           (498)
  Decrease/(increase) in notes receivable                                                   638            (278)
  Increase in other receivables, deposits and prepayments                                  (307)         (2,002)
  (Increase)/decrease in inventories                                                       (711)            334
  Increase/(decrease) in accounts payable                                                   354            (253)
  Increase in accrued expenses                                                               47              28
  Decrease in advance to customers                                                           --            (108)
  Increase in other payables                                                                 68              83
  Increase in income tax payable                                                            815           1,183
  Increase in VAT payable                                                                     9             639
                                                                                   ------------    ------------
Net cash provided by operating activities                                                 2,028           1,541
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITES
Sale proceeds from short-term investment                                                    123              --
Purchase of short-term investment                                                            --            (121)
                                                                                   ------------    ------------

Net cash provided by/(used in) investing activities                                         123            (121)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock                                                                         50              --
Distribution paid to owners                                                                (967)         (1,270)
                                                                                   ------------    ------------

Net cash used in financing activities                                                      (917)         (1,270)
                                                                                   ------------    ------------

Net increase in cash and cash equivalents                                                 1,234             150
Cash and cash equivalents at beginning of period                                            313             913
                                                                                   ------------    ------------

Cash and cash equivalents at end of period                                         $      1,547    $      1,063
                                                                                   ============    ============

Supplemental schedule of cash flow information: Cash paid during the period for:
    Interest                                                                       $         --               4
    Income taxes                                                                   $         --    $         --

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         PUDA INVESTMENT HOLDING LIMITED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Investment Holding Limited ("the Company" or "Puda BVI") was an International Business Company incorporated in the British Virgin Islands on August 19, 2004. The Company has a registered capital of $50,000. The owners of the Company are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%). The Company was a development stage enterprise until June 24, 2005. On July 15, 2005, Puda Coal, Inc. (formerly, Purezza Group, Inc.) ("Puda Coal"), a Florida corporation, acquired all of the outstanding capital stock and ownership interests of Puda BVI and Puda BVI became a wholly-owned subsidiary of Puda Coal. Puda BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. ("Putai"), a wholly foreign owned enterprise ("WFOE") registered under the wholly foreign-owned enterprises laws of the People's Republic of China ("PRC") (See Note 6). Puda BVI did not have any operating activities from August 19, 2004 (inception) to June 30, 2005.

Putai was incorporated on November 5, 2004. Putai has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) to June 30, 2005.

Shanxi Puda Resources Co., Ltd. ("Puda") was established on June 7, 1995 as a company with limited liability under the laws of PRC. Puda mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Puda has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Puda are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%).

On June 24, 2005, Putai and Puda entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement. Under these agreements, Putai has agreed to advise, consult, manage and operate Puda's business, to provide certain financial accommodations to Puda, and to license certain technology to Puda for use in its business, in exchange for Puda's payment of all of its operating cash flow to Putai. Each of the holders of the registered capital of Puda also granted Putai the exclusive right and option to acquire all of their registered capital of Puda and further authorized Putai to exercise the voting rights of the owners of the registered capital of Puda and to act as the representative for such holders in all matters respecting Puda's registered capital.

The unaudited consolidated balance sheet as of June 30, 2005 includes Puda BVI, Putai and Puda (`the Group") and the unaudited consolidated statement of operations for the three months ended June 30, 2005 and for the six months ended June 30, 2005 include Puda for the full periods and Puda BVI and Putai from June 24, 2005. The statement of operations for the three months ended June 30, 2004 and for the six months ended June 30, 2004 include Puda only.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements of Puda for the year ended December 31, 2004 and notes thereto contained in the Report on Form 8-K of Puda Coal dated July 15, 2005 as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

                         PUDA INVESTMENT HOLDING LIMITED

(b) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts receivable. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2005, the Group did not have any cash equivalents.

(d) Inventories

Inventories comprise raw materials and finished goods and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

(e)Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

(e)Property, Plant and Equipment, Net (continued)

Management estimates that it has a 10% residual value for buildings, and a 5% residual value for other property, plant and equipment. The estimated useful lives are as follows:

Building and facility                               20 years
Machinery and equipment                             10 years
Motor vehicles                                      10 years
Office equipment and others                         10 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.

(f) Land Use Rights and Amortization

Land use right is stated at cost, less amortization. Amortization of land use right is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Shanxi, PRC.

(g) Income Taxes

The Group accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

                        PUDA INVESTMENT HOLDING LIMITED
those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group reviewed the differences between tax basis under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of June 30, 2005 for the Company.

(h) Revenue Recognition

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery.

(i) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

3. Related Party Transactions

As of June 30, 2005, the Group had the following amounts due from/to related parties:-

                                                                     June 30, 2005
                                                                      ------------
                                                                          $'000
Other receivable from Shanxi Puda Resources Group Limited ("Puda
Group"), a related company with common owners                         $      2,236

Other receivable from an owner, Zhao Ming                                        4
                                                                      ------------
                                                                      $      2,240
                                                                      ============

Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited
("Jucai Coal"), a related company with a common owner                 $        296
                                                                      ============

Other payable to an owner, Zhao Yao                                   $        196
                                                                      ============

The balances are unsecured, interest-free and there are no fixed terms for repayment.

The amount payable to Zhao Yao represents land use right paid by him on behalf of the Group.

In 2001, Puda entered into agreements with Puda Group to lease an office and certain equipment. In the three months ended June 30, 2005 and June 30, 2004, rental expenses under these agreements were $5,000 and $5,000, respectively. In the six months ended June 30, 2005 and June 30, 2004, rental expenses under these agreements were $16,000 and $16,000, respectively.

By an agreement entered into between Puda and Puda Group on April 25, 2005, Puda Group agreed to pay all the tax liabilities (including surcharges and penalties) of Puda with retrospective effect from its establishment to December 31, 2004. For the three months ended June 30, 2005 and June 30, 2004, Puda has paid $Nil and $1,536,000, respectively, to Puda Group for payment of income taxes and value-added tax ("VAT"). For the six months ended June 30, 2005 and June 30, 2004, the Company has paid $251,000 and $1,723,000, respectively, to Puda Group for payment of income taxes and VAT. In December 2004, Puda Group paid Puda's income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau. In April 2005, Puda Group paid Puda's VAT of $251,000 to the China Tax Bureau. The directors expect that Puda's income tax for the year 2004 will be paid to the China Tax Bureau by the end of August 2005.

In 2001, Puda entered into an agreement with Jucai Coal to lease a coal washing plant. In the three months ended June 30, 2005 and June 30, 2004, rental expenses in the amounts of $151,000 and $151,000, respectively, were paid to Jucai Coal. In the six months ended June 30, 2005 and June 30, 2004, rental expenses in the amounts of $302,000 and $302,000, respectively, were paid to Jucai Coal and these rental expenses were charged to cost of revenue in the statements of operations.

In the three months ended June 30, 2005 and June 30, 2004, Puda purchased raw coal from Jucai Coal in the amounts of $612,000 and $Nil, respectively. In the six months ended June 30, 2005 and June 30, 2004, Puda purchased raw coal from Jucai Coal in the amounts of $1,289,000 and $404,000, respectively.

4. Inventories

As of June 30, 2005, inventories consist of the following:

                                                    June 30, 2005
                                                 -------------------
                                                        $'000
Raw materials                                               $ 3,179
Finished goods                                                1,097
                                                 -------------------

Total                                                       $ 4,276
                                                 ===================

There was no allowance for losses on inventories as of June 30, 2005.

5. Taxation

Pursuant to the PRC Income Tax Laws, the Group is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

                                  Three months        Three months        Six months        Six months
                                      ended              ended              ended             ended
                                  June 30, 2005      June 30, 2004      June 30, 2005      June 30,2004
                                ------------------ ------------------- ----------------- -----------------
                                      $'000              $'000              $'000             $'000

Current period provision                    $ 550               $ 537             $ 811           $ 1,180
                                ================== =================== ================= =================

                         PUDA INVESTMENT HOLDING LIMITED

A reconciliation between taxes computed at the statutory rate of 33% and the Group's effective tax rate is as follows:-

                                            Three months        Three months        Six months         Six months
                                               ended               ended               ended               ended
                                           June 30, 2005       June 30, 2004       June 30, 2005       June 30,2004
                                         ------------------- ------------------- ------------------ -------------------
                                               $'000               $'000               $'000              $'000
Income before income taxes                          $ 1,646             $ 1,615            $ 2,401             $ 3,536
                                         =================== =================== ================== ===================

Income tax on pretax income at                          543                 533                792               1,167
     statutory rate of 33%
Effect of permanent differences                           7                   4                 19                  13
                                         ------------------- ------------------- ------------------ -------------------

Income tax at effective rate                          $ 550               $ 537              $ 811             $ 1,180
                                         =================== =================== ================== ===================

6.  Unaudited Combined Pro forma Financial Statements

Unaudited Combined Pro forma Balance Sheet As of June 30, 2005 (In Thousands of United States dollars)


                                                                    Puda
                                                                 Investment                                  Puda
                                                                   Holding                                 Coal Inc.
                                                    Puda           Limited                                 Combined
                                                    Coal Inc.   Consolidated     Adjustments               Pro forma
                                                    ---------- ---------------- -------------- ---------- ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $ 3           $1,547              -                  $1,550
Accounts receivable (net)                                   -            3,247              -                   3,247
Other receivables
  -Related parties                                          -            2,240              -                   2,240
  Third parties                                             -               47              -                      47
Deposits and prepayments                                    -              853              -                     853
Inventories                                                 -            4,276              -                   4,276
                                                    ---------- ---------------- -------------- ---------- ------------

Total current assets                                        3           12,210              -                  12,213
                                                            =           ======                                 ======
                                                    ---------- ---------------- -------------- ---------- ------------

PROPERTY, PLANT AND EQUIPMENT, NET                          -              921              -                     921

INTANGIBLE ASSETS                                           -              179              -                     179
                                                    ---------- ---------------- -------------- ---------- ------------

TOTAL ASSETS                                                3          $13,310              -                 $13,313
                                                    ---------- ---------------- -------------- ---------- ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
  - Related party                                           -             $296              -                    $296
  - Third parties                                           1              774              -                     775
Other payables
  - Related party                                           -              196              -                     196
  - Third parties                                           -              360              -                     360
Accrued expenses                                           15              295              -                     310
Income taxes payable                                        -            2,823              -                   2,823
VAT payable                                                 -              260              -                     260
Distribution payable                                        -              969              -                     969
                                                    ---------- ---------------- -------------- ---------- ------------




Total current liabilities                                  16            5,973              -                   5,989
                                                    ---------- ---------------- -------------- ---------- ------------

STOCKHOLDERS' EQUITY
Convertible preferred stock                                 -                -             10        (c)           10
Common stock                                               59               50           (50)        (a)           59
Additional paid-in capital                              1,033            2,717        (1,065)  (a),(b),(c)      2,685
Statutory surplus reserve fund                              -            1,366              -                   1,366
(Accumulated deficit)/Retained earnings               (1,105)            3,204          1,105        (b)        3,204
                                                    ---------- ---------------- -------------- ---------- ------------

Total stockholders' equity                               (13)            7,337              -                   7,324
                                                    ---------- ---------------- -------------- ---------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  3          $13,310              -                 $13,313
==========================================                  =          =======              =                 =======
                                                    ---------- ---------------- -------------- ---------- ------------

Unaudited Combined Pro forma Statement of Operations For the six months ended
June 30, 2005 (In Thousands of United States dollars, except per share data)

                                                                   Puda
                                                                Investment                        Puda
                                                                 Holding                        Coal Inc.
                                                   Puda          Limited                        Combined
                                                   Coal Inc.   Consolidated    Adjustments      Pro forma
                                                   ---------- --------------- --------------- --------------
NET REVENUE                                              $ -         $13,019             $ -        $13,019

COST OF REVENUE                                            -        (10,288)               -       (10,288)
                                                   ---------- --------------- --------------- --------------

GROSS PROFIT                                               -           2,731               -          2,731

OPERATING EXPENSES
Selling expenses                                           -             201               -            201
General and administrative expenses                       45             135               -            180
Other operating expenses                                   -               1               -              1
                                                   ---------- --------------- --------------- --------------

TOTAL OPERATING EXPENSES                                  45             337               -            382
                                                   ---------- --------------- --------------- --------------

(LOSS)/INCOME FROM OPERATIONS                           (45)           2,394               -          2,349

GAIN ON SHORT-TERM INVESTMENT                              -               6               -              6

INTEREST INCOME                                            -               1               -              1
                                                   ---------- --------------- --------------- --------------

(LOSS)/INCOME BEFORE INCOME TAXES                       (45)           2,401               -          2,356

INCOME TAXES                                               -           (811)               -          (811)
                                                   ---------- --------------- --------------- --------------

NET (LOSS)/INCOME                                     $ (45)          $1,590               -         $1,545
                                                   ========== =============== =============== ==============

EARNINGS PER SHARE (IN DOLLARS)                                                                       $0.21
                                                                                              ==============

NUMBER OF SHARES                                                                                737,500,000
                                                                                              ==============
(Shares issued in the transaction are
treated as outstanding for all periods)

                         PUDA INVESTMENT HOLDING LIMITED

6. Unaudited Combined Pro forma Financial Statements (continued)

As described in Note 1, on June 24, 2005, Putai, through restructuring agreements, has agreed to advise, consult, manage and operate Puda's business, to provide certain financial accommodations to Puda, and to license certain technology to Puda for use in its business, in exchange for Puda's payment of all of its operating cash flow to Putai.

Furthermore, effective June 20, 2005, Puda Coal entered into an Exchange Agreement (the "Exchange Agreement") with Puda BVI, and each of the members of Puda BVI (the "Puda BVI Members"). The closing of the transactions contemplated by the Exchange Agreement occurred on July 15, 2005. At the closing, pursuant to the terms of the Exchange Agreement, Puda Coal acquired all of the outstanding capital stock and ownership interests of Puda BVI from the Puda BVI Members, and the Puda BVI Members contributed all of their interests in Puda BVI to Puda Coal. In exchange, Puda Coal issued to the Puda BVI Members 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Puda Coal, which are convertible into 678,500,000 shares of Puda Coal's common stock. At the closing, Puda BVI became a wholly-owned subsidiary of Puda Coal. Puda BVI, in turn, owns all of the registered capital of Putai, a wholly foreign owned enterprise ("WFOE") registered under the wholly foreign-owned enterprises laws of the PRC.

Under generally accepted accounting principles, both acquisitions described above are considered to be a capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the merger of Puda BVI, Putai and Puda, to the issuance of stock by Puda for the net monetary assets of Puda BVI, and in the Puda Caol/Puda BVI merger, the issuance of stock by Puda BVI for the net monetary assets of Puda Coal. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Puda Coal/Puda BVI merger of the "legal acquiror", Puda Coal, are those of the "accounting acquiror", Puda BVI.

The unaudited pro forma financial information has been prepared giving pro forma effects on the statements of operations for the six months ended June 30, 2005 as if the transaction occurred on January 1, 2005. The pro forma balance sheet assumes the transaction occurred on the balance sheet date.

The unaudited pro forma financial information is based upon the historical financial statements of Puda Coal, Puda BVI, Putai and Puda as of and for the six months ended June 30, 2005 after giving effect to pro forma adjustments described below.

The unaudited pro forma financial information does not purport to represent what the results of operations of Puda Coal, Puda BVI, Putai and Puda would actually have been if the events described above had in fact occurred at the beginning of 2005, or any other date, or to project the net profit of Puda Coal, Puda BVI, Putai and Puda for any future period. The adjustments are based on currently available information and certain estimates and assumptions. However, management believes that the assumptions provide a reasonable basis for presenting the unaudited pro forma financial information and that pro forma adjustments give effect to those assumptions and are properly applied in the unaudited pro forma financial information.

The adjustments in the combined pro forma balance sheet represent the following:

      (a)   elimination of common stock of Puda BVI;
      (b)   elimination of accumulated deficit of Puda Coal; and
      (c)   issuance of 1,000,000 convertible preferred shares by Puda Coal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

         The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbor created by such provisions. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. ("Puda Coal"), including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda Coal's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

         The words "we," "us" and "our" refer to Puda Coal and its subsidiaries and affiliates. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and
(c) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission.

Background and History

         Puda Coal, formerly known as Purezza Group, Inc. ("Purezza"), was originally formed to market a product called Phoslock, a patented product to remove phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, Purezza's activities consisted of capital transactions, organization, and development of its Phoslock product line.

         On April 23, 2004 Purezza transferred all of its assets including, cash on hand, the Phoslock product line, and all of its rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. ("PMI"), a wholly owned subsidiary of Purezza. Purezza's license agreement was with Integrated Mineral Technology Limited ("Integrated"), an Australian entity, and provided for certain fixed royalty payments by Purezza. As part of Purezza's asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated.

         Concurrently with the asset transfer to PMI, Purezza distributed on a pro rata basis all of its stock ownership in PMI to the holders of its common stock (the "Distribution"). As a result of this transfer and the Distribution, PMI operated independently from Purezza and as a successor to Purezza's business and operations. As a result of the asset transfer and the Distribution, Purezza no longer had any meaningful business assets, operations or sources of revenue. Purezza then planned to pursue and negotiate a business combination with an operating company.

Exchange Agreement

         Effective July 15, 2005, Purezza closed an Exchange Agreement ("Exchange Agreement") with Taiyuan Putai Business Consulting Co., Ltd. ("Putai"), a limited liability company under the Company Law of The People's Republic of China (the "PRC"), Shanxi Puda Resources Co, Ltd. ("Puda"), a limited liability company formed by natural persons under the laws of the PRC, Puda Investment Holding Limited ("Puda BVI"), an International Business Company incorporated in the British Virgin Islands, and each of the members of Puda BVI (the "Puda BVI Members"). At the closing, pursuant to the terms of the Exchange Agreement, Purezza acquired all of the outstanding capital stock and ownership interests of Puda BVI (the "Interests") from the Puda BVI Members, and the Puda BVI Members contributed all of their interests in Puda BVI to Purezza. In exchange, Purezza issued to the Puda BVI Members 1,000,000 shares of its Series A Convertible Preferred Stock, par value $0.01 per share, of Purezza ("Preferred Shares"), which are convertible into 678,500,000 shares of Purezza's common stock ("Conversion Shares"). At the closing, Puda BVI became a wholly-owned subsidiary of Purezza. Puda BVI, in turn, owns all of the registered capital of Putai, a wholly foreign owned enterprise ("WFOE") registered under the wholly foreign-owned enterprises laws of the PRC.

         Under the terms of the Exchange Agreement, all of the outstanding interests of Puda BVI were exchanged for 1,000,000 Preferred Shares of Purezza. Each Preferred Share will be convertible into 678.5 shares of Purezza's common stock (the "Conversion Rate"). The Preferred Shares will be immediately and automatically converted into shares of Purezza's common stock (the "Mandatory Conversion") upon the effective date of a 1 for 10 reverse stock split of Purezza's outstanding common stock ("Reverse Split") which is expected to occur during September 2005 upon completion of regulatory approvals.

         The holders of shares of Series A Preferred Stock are entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Series A Preferred Stock carries a number of votes equal to the number of shares of common stock issuable in a Mandatory Conversion based on the then applicable Conversion Rate. As such, immediately following the closing, the Puda BVI Members effectively owned 92% of the total combined voting power of all classes of Purezza's outstanding stock entitled to vote.

         Upon Mandatory Conversion of the Preferred Shares, and subject to an adjustment of the Conversion Rate as a result of the Reverse Split, the Puda BVI Members will own, in the aggregate, 67,850,000 shares of Purezza's common stock, representing 92% of the outstanding shares of Purezza's common stock immediately following the Mandatory Conversion. The existing stockholders of Purezza prior to the Closing of the Exchange Agreement, will own 5,900,000 shares of Purezza's common stock, representing 8% of the outstanding shares of common stock, following the Mandatory Conversion and Reverse Split. The actual number of shares of Purezza's common by the existing shareholders will be subject to increase for the round up of fractional shares and the special treatment to preserve round lot shareholders in connection with the Reverse Split.

Contractual Agreements between Puda and Putai

         On June 24, 2005, Putai and Puda entered into an Exclusive Consulting Agreement, ("Consulting Agreement"), an Operating Agreement, ("Operating Agreement"), and a Technology License Agreement, ("License Agreement") (collectively, theses agreements are referred to herein as the "Restructuring Agreements"). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Puda's business, to provide certain financial accommodations to Puda, and to license certain technology to Puda for use in its business, in exchange for Puda's payment of all of its Operating Cash Flow (as defined in the Restructuring Agreements) to Putai.

         Each of the holders of the registered capital of Puda also granted Putai the exclusive right and option to acquire all of their registered capital of Puda ("Option Agreement") and further authorized Putai to vote at any meeting or action of the owners of the registered capital of Puda and to act as the representative for such holders in all matters respecting Puda's registered capital ("Authorizations").

Recent Corporate Actions

         Purezza was authorized under its Articles of Incorporation to issue 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Of the 5,000,000 shares of preferred stock authorized, 1,100,000 shares were designated as Series A Convertible Preferred Stock pursuant to a certificate of designations ("Certificate of Designations"), which was approved by Purezza's board of directors, and filed with and accepted by, the Secretary of State of the State of Florida. As of the closing date of the Exchange Agreement on July 15, 2005, Purezza had 59,000,000 shares of common stock issued and outstanding and 1,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

         Effective August 2, 2005, the stockholders of Purezza executed a written consent signed by the holders of the majority of the shares of Purezza's outstanding stock entitled to vote thereon, and the stockholders: (i) approved a change in the name of Purezza Group, Inc. to Puda Coal, Inc. ("Puda Coal"); (ii) approved an increase in the authorized number of shares of common stock from 100,000,000 shares to 150,000,000 shares of common stock, $.001 par value; (iii) changed the purpose of Purezza to reflect its change of business to crushing, washing and processing of coal; (iv) authorized the Board of Directors to fix the number of persons constituting the Board of Directors, (v) authorized meetings of the Board of Directors to be held by written consent signed by all members of the Board of Directors, and (vi) authorized a one-for-ten reverse stock split of the common stock of Purreza.

         The effective date of the reverse stock split is expected to occur during September 2005, subject to the satisfaction of the regulatory notice requirements of Rule 10b-17 under the Securities Exchange Act of 1934, as amended, and related requirements. In connection with the reverse stock split, Puda Coal will not issue any fractional shares and any fractional shares shall be rounded up to the next higher full share. In addition, the Board of Directors authorized special treatment to certain stockholder of Puda Coal in order to preserve round lot holders (i.e., holders owning at least 100 shares) after the reverse split. Therefore, the stockholders of Puda Coal holding 1,000 or fewer shares of common stock but at least 100 shares of common stock shall receive 100 shares of common stock after the reverse stock split, and persons holding less than 100 shares of common stock would not be affected and shall continue to hold and own the same number of shares as before the reverse stock split. Any other terms and conditions of special treatment to be afforded to stockholders to preserve round lot stockholders, and determining which stockholders may be eligible for such special treatment, will be set by the Board of Directors by separate resolution.

Plan of Operations

         Puda's Coal Washing Business. Puda is a limited liability company organized under the laws of the PRC and a domestic enterprise with exclusively domestic capital registered in Shanxi Province in the PRC. The registered capital of Puda is owned 80% by Zhao Ming and 20% by Zhao Yao. Puda received its business operating license on June 7, 1995 from the PRC government authorities. Puda is engaged in the business of coal crushing, preparation and cleaning in the PRC. The principal executive office of Puda is located at 426 Xuefu Street, Taiyuan, Shanxi Province, PRC. Zhao Ming and Zhao Yao are the owners and executive officers of Puda.

         Puda focuses on value added coal washing processes and specializes in providing cleaned coal for primarily metallurgical purposes, such as steel making. In the coal washing process, raw coal is cleaned by using Puda's water-supported technology. The cleaned coal produced by Puda is well suited for processing into coking coal, which is an essential raw material for steel production. Currently, Puda is one of the largest washed coal suppliers in Shanxi Province. Shanxi Province has the biggest coal reserves in the PRC, and commands more than 20% of coal production in the PRC.

         Puda's Coal Washing Facilities. Puda has two coal washing facilities in Liulin County in Shanxi Province in the PRC. Liulin County is renowned for the good quality of its coal. The two coal washing facilities are the:

         1. Shanxi Liulin Jucai Plant which has an annual clean coal washing capacity of 100,000 tons. This facility is located about two miles from the premises of coal mine owned and operated by Shanxi Liulin Jucai Coal Industry Co., Limited ("Jucai Coal"). Zhao Yao is a 75% owner of Jucai Coal. Jucai Coal leases the coal processing facility to Puda. The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity is approximately $604,000 annually with four quarterly payments per year.

         2. Shanxi Liulin Dongqiang Plant which has an annual clean coal washing capacity of 400,000 tons. This facility is owned by Puda and has a land area of approximately 1.5 hectares, and is located about 120 miles southwest of Taiyuan City, the capital of Shanxi Province.

         Puda's Technology. Puda specializes in coal washing, processing and preparation utilizing a water supported jig washing technology. Puda facilities use these proprietary coal washing processes and technologies, to be licensed from Putai, and has its own wells as a water source for its coal washing process. Together with the recycling of water from the coal washing system, the two plants have a sufficient and reliable supply of water for their operations.

         Coal Washing Industry in China; Competition. In the PRC, many coal mines do not have their own coal preparation facilities or have inadequate preparation capacities. Coal cleaning companies such as Puda were established to meet the demand for cleaned coal. The Chinese coal preparation industry is currently highly fragmented. Many coal washing plants have annual processing capacity of 100,000 tons or less.

         Puda is the third largest coal washing company in Shanxi Province in terms of annual cleaned coal production. Taiyuan Coal Beneficiation Plant (a subsidiary of Xishan Coal & Electricity Group, which is one of Puda's current customers) is the largest coal washing company in Shanxi Province with coal washing capacity of 1.8 million tons per year. Another major local coal washing company in Shanxi Province is Shanxi Coking Company, which produces 1.6 million tons of cleaned coal per year. Puda's major competitive advantage is its ability to access some of the highest quality raw coal in the PRC and its well-established business relationship with local suppliers. However, with larger scale and sales, these competitors usually have better access to capital needed for further development.

         There are also many coal preparation plants located in the northeast China. However, due to lower quality of the raw coal in this region, these plants are less competitive in the cleaned coal market, especially in the coking coal market which serves the steel production industry.

         High-grade cleaned coal production depends on high-grade raw coal inputs. Puda's coal washing facilities are located in Liulin County of Shanxi Province, where top grades of coking coal reserves exist. The coal sourced from this area has been known as the "King of Coal" in China.

         Puda's Suppliers of Raw Coal. Puda is not a coal mining operation and does not own any coal mines. Puda currently secures raw coal from a diversified pool of local Liulin County coal mines, including Liulin Jucai Coal Industry Co. Ltd. ("Jucai Coal"), a coal mine that is owned 75% by Zhao Yao. Jucai Coal supplies raw coal to both Puda and other unrelated parties. The Jucai Coal mining operations produced 450,000 and 400,000 tons of raw coal in 2003 and 2004, respectively. Out of this annual raw coal production, Jucai Coal sold approximately 20% and 10% of its raw coal production in 2003 and 2004, respectively, to Puda at prevailing market prices. The raw coal purchased from Jucai Coal accounted for approximately 19% and 12% of Puda's total raw coal purchases in tonnage in 2003 and 2004, respectively. None of Puda's raw coal suppliers provided more than 15% of its total raw coal purchases in tonnage in 2004.

         Cost of transportation of raw coal from the mines to the cleaning facilities is an important factor in the industry. By staying close to these top grade coal reserves and coal mines, Puda has established its competitive advantage over its competitors in China, since easier and cheaper access to high quality raw coal is generally secured.

         Puda's Customers. Most of Puda's current customers are PRC coke producers (who then sell their coke to major steel makers), steel mills that have their own coking facilities, and gas companies. During 2003, Puda sold approximately 363,000 tons of washed coal to 12 different customers, with no customers accounting for more than 16% of total tonnage sales. During 2004, Puda sold approximately 315,000 tons of washed coal to 11 different customers, with no customer accounting for more than 16% of total tonnage sales.

         Coal washed by Puda is used by some of the top steel businesses in the PRC including Taiyuan Iron & Steel (Group) Co., Ltd., which is an iron and steel complex producing steel plate and stainless steel; and Baotou Iron and Steel (Group) Company, Limited, which is a production base of iron and steel.

     Customers normally settle the accounts receivable within three months after they pick up the cleaned coal. Puda acquires new customers through direct contacts, referrals, and participating in national industry trade shows and coal supply-demand coordination conferences.

         Puda's Employees. Puda currently has approximately 139 employees. The following table shows the breakdown of the number of employees by functional departments.

           Department                         Job Title / Responsibility                   Number of Employees
---------------------------------- -------------------------------------------------- ------------------------------
            Corporate                    President, Vice Presidents, Managers                      10
             Finance                            Finance and Accounting                              7
           Purchasing              Purchase raw coal and maintain relationship with                16
                                                       suppliers
       Marketing and Sales           Sell cleaned coal, maintain relationship with                 22
                                         customers, and acquire new customers
         Transportation                Short-range truck drivers (within plant)                    11
           Production                            Produce cleaned coal                              64
         Quality Control             Quality check on input (raw coal) and output                   9
                                                    (cleaned coal)
              Total                                                                                139

         Puda Coal and its subsidiaries believe that they have sufficient capital to meet their cash requirements at the present level of operations over the next twelve months. However, it is management's plan to expand the operations of Puda Coal as quickly as reasonably practicable. Under these circumstances, Puda Coal will need substantial additional capital to fund such expansion efforts. There can be no assurance that Puda Coal will be able to raise capital when desired, or on terms favorable to Puda Coal.

         Puda Coal and its subsidiaries do not anticipate a significant change in its number of employees over the next twelve months.

         Puda Coal's plan of operations will depend on its ability to expand its current operations and to gain greater market share in the PRC. There is no assurance that the operations of Puda Coal will continue to be successful.

Puda's Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

         Net Revenue. Puda's Net revenue for the three months ended June 30, 2005 increased $4,528,000, or 107%, from $4,219,000 in the three months ended June 30, 2004 to $8,747,000 in the three months ended June 30, 2005. The tonnage sales of cleaned coal increased 44,000 tons from 76,000 tons in the three months ended June 30, 2004 to 120,000 tons in the three months ended June 30, 2005, a 58% increase. The increase in tonnage sales was primarily due to big orders of cleaned coal from existing and new customers in the three months ended June 30, 2005. The increase in net revenue was also affected by the increase in the per ton sales price of cleaned coal in all regions.

         Cost of Revenues. Puda's cost of revenue for the three months ended June 30, 2005 increased $4,387,000, or 176%, from $2,491,000 in the three months ended June 30, 2004 to $6,878,000 in the three months ended June 30, 2005. This was primarily due to the significant increase in the price per ton of raw coal and the increase in sales volume.

         Selling Expenses. Puda's selling expenses were $152,000 for the three months ended June 30, 2005, compared to $76,000 for the three months ended June 30, 2004. This represents an increase of $76,000 or 100%, primarily due to increase in sales volume.

         General and Administrative Expenses. Puda's general and administrative expenses were $71,000 for the three months ended June 30, 2005, compared to $37,000 for the three months ended June 30, 2004. This represents an increase of $34,000 or 92%, primarily due to increase in salary and benefits.

         Income from Operations. Puda's operating profit was $1,615,000 in the three months ended June 30, 2004 and $1,645,000 in the three months ended June 30, 2005. The increase was primarily the result of increased net revenue in the three months ended June 30, 2005 which was offset by the decreased gross profit margin in the three months ended June 30, 2005 (41% in the three months ended June 30, 2004 versus 21% in the three months ended June 30, 2005).

         Income Taxes. Puda's income taxes increased $13,000, or 2.4%, from $537,000 in the three months ended June 30, 2004 to $550,000 in the three months ended June 30, 2005 due to increase in operating profit.

         Net Income. Puda's net income was $1,096,000 for the three months ended June 30, 2005, compared to $1,078,000 in the three months ended June 30, 2004, an increase of $18,000 or 1% due to increase in operating profit.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

         Net Revenue. Puda's net revenue for the six months ended June 30, 2005 increased $3,860,000, or 42%, from $ 9,159,000 in the six months ended June 30, 2004 to $13,019,000 in the six months ended June 30, 2005. The tonnage sales of cleaned coal increased 16,000 tons from 163,000 tons in the six months ended June 30, 2004 to 179,000 tons in the six months ended June 30, 2005, a 10% increase. The increase in tonnage sales was primarily due to strong demand for cleaned coal in the PRC in the six months ended June 30, 2005. The increase in net revenue was also affected by the increase in the per ton sales price of cleaned coal in all regions.

         Cost of Revenues. Puda's cost of revenue for the six months ended June 30, 2005 increased $4,917,000, or 92%, from $5,371,000 in the six months ended June 30, 2004 to $10,288,000 in the six months ended June 30, 2005. This was primarily due to the significant increase in the price per ton of raw coal and the increase in sales volume.

         Selling Expenses. Puda's selling expenses were $201,000 for the six months ended June 30, 2005, compared to $142,000 for the six months ended June 30, 2004. This represents an increase of $59,000 or 42%, primarily due to increase in sales volume.

         General and Administrative Expenses. Puda's general and administrative expenses were $135,000 for the six months ended June 30, 2005, compared to $106,000 for the six months ended June 30, 2004. This represents an increase of $29,000 or 28%, primarily due to increase in salary and benefits.

         Income from Operations. Puda's operating profit decreased $1,146,000, or 32% from $3,540,000 in the six months ended June 30, 2004 to $2,394,000 in the six months ended June 30, 2005. The decrease was primarily the result of decreased gross profit margin in the six months ended June 30, 2005 (41% in the six months ended June 30, 2004 versus 21% in the six months ended June 30,
2005).

         Income Taxes. Puda's income taxes decreased $369,000, or 31%, from $1,180,000 in the six months ended June 30, 2004 to $811,000 in the six months ended June 30, 2005 due to decrease in operating profit.

         Net Income. Puda's net income was $1,590,000 for the six months ended June 30, 2005, compared to $2,356,000 in the six months ended June 30, 2004, a decrease of $766,000, or 33% due to decrease in operating profit.

Liquidity and Capital Resources

         Net cash provided by operating activities was $2,028,000 for the six months ended June 30, 2005, compared to $1,541,000 in the six months ended June 30, 2004, an increase of $487,000 or 32%. The improvement was primarily due to improved working capital cash flows for notes receivable, accounts payable and income tax payable in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

         Net cash provided by investing activities was $123,000 for the six months ended June 30, 2005, compared to net cash used in investing activities of $121,000 in the six months ended June 30, 2004. This was related to the sale of short term investment in the six months ended June 30, 2005 versus the purchase of short term investment in the six months ended June 30, 2004.

         Net cash used by financing activities was $917,000 for the six months ended June 30, 2005, compared with $1,270,000 in the six months ended June 30, 2004. The decrease was principally due to a decrease in cash distribution paid to owners.

         Puda currently leases the Shanxi Liulin Jiucai Plant which has an annual clean coal washing capacity of 100,000 tons. This facility is located about two miles away from the premises of coal mine owned and operated by Shanxi Liulin Jucai Coal Industry Co., Limited ("Jucai Coal"). Zhao Yao is a 75% owner of Jucai Coal. Jucai Coal leases the coal processing facility to Puda. The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity is approximately $604,000 annually with four quarterly payments per year.

         A related party, Puda Group, is currently constructing two new coal washing plants in the cities of Liulin and Chongyang, Shanxi. Each plant has an annual clean coal washing capacity of 1.1 million tons. The total cost of construction will be approximately $16.9 million and will be completed around August-October 2005. Puda will either purchase or lease the coal washing plants from Puda Group upon completion.

Puda's Significant Accounting Estimates and Policies

         The discussion and analysis of Puda's financial condition and results of operations is based upon Puda's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Puda to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, Puda evaluates its estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. Puda bases its estimates on historical experience and on various other assumptions that Puda believes to be reasonable under the circumstances, the results of which form Puda's basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Puda must make estimates of the collectability of accounts receivable. Puda analyzes historical write-offs, changes in its internal credit policies and customer concentrations when evaluating the adequacy of its allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if Puda makes different judgments or uses difference estimates.

         Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicators are present, Puda must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

         Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, goodwill is tested by comparing net book value of the reporting entity to fair value. Puda's management's assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

         Puda cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

         Revenue from sales of processed coal is generally recognized during the period when the coal is delivered and title passes to the purchaser.

         Puda's functional currency is Renminbi ("RMB") and its reporting currency is U.S. dollars. Puda's balance sheet accounts are translated into U.S. dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the years ended December 31, 2003 and 2004. The PRC during 2003 and 2004 fixed the exchange rate of 8.28 RMB per US$1.00.

         The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on Puda because it has not previously engaged in any significant transactions that are subject to the restrictions.

                                  RISK FACTORS

Risks Related to Puda's Business

         Coal Supply Agreements. If a substantial portion of Puda's long-term coal supply agreements terminate, Puda's revenues and operating profits could suffer if Puda were unable to find alternate buyers willing to purchase Puda's processed coal on comparable terms to those in Puda's contracts. A substantial portion of Puda's sales are made under coal supply agreements, which are important to the stability and profitability of its operations. The execution of satisfactory coal supply agreements is frequently the basis on which Puda undertakes its expansion and marketing plans. Coal supply agreements are generally renewed annually, and it is common business practice in the PRC that coal purchase and supply agreements are signed for one year terms, with annual renewals. This practice makes it difficult for Puda to forecast long-term purchase and supply quantities.

         Coal Price Adjustments. Puda's coal supply agreements with customers generally contain provisions that permit the parties to adjust the contract price upward or downward at specified times. Puda may adjust these contract prices for cleaned coal based on increases or decreases in the price of raw coal from its mining suppliers, general inflation or deflation, and changes in the factors affecting the cost of producing raw or cleaned coal, such as taxes, fees, royalties and changes in the laws regulating the mining, production, sale or use of coal. Failure of the parties to agree on a price under these provisions may allow either party to terminate the contract. Puda may experience a reduction in coal prices in new supply agreements with its customers which replace expiring supply contracts at higher prices. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by Puda or the customer during the duration of specified events beyond the control of the affected party. Puda's operating profits from cleaned coal sold under supply agreements depend on a variety of factors. Puda is subject to short-term coal price volatility and may be forced to purchase raw coal at higher prices. If Puda cannot adjust its prices to its customers in such cases or find alternative customers at a higher price, Puda's profitability may be adversely impacted. Market prices for raw coal have generally increased in most regions in the PRC in 2004, and market prices for raw coal appear to be continuing to increase in most regions in the PRC in 2005. Puda cannot predict the future strength of the coal market and cannot provide any assurances that Puda will be able to replace or modify existing coal supply agreements with its customers at prices which reflect the continuing increase in raw coal prices.

         Cleaned Coal Quality Specifications. Most coal supply agreements contain provisions requiring Puda to deliver coal meeting quality thresholds for certain characteristics such as BTUs, sulfur content, ash content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. Moreover, some of these agreements permit the customer to terminate the contract if transportation costs, which Puda's customers typically bear, increase substantially. In addition, some of these contracts allow our customers to terminate their contracts in the event of changes in regulations affecting our industry that increase the price of coal beyond specified limits.

         Potential for Customer Loss. The loss of, or significant reduction in, purchases by Puda's largest customers could adversely affect its revenues. For the year ended December 31, 2004, Puda derived 57% of its total cleaned coal revenues from sales to its five largest customers. Puda's coal supply contracts with its customers are generally for one-year terms, which may be renewed by the parties at the end of the term for an additional one year. Puda is currently discussing the extension of existing agreements or entering into new supply agreements with some of these customers, but these negotiations may not be successful and those customers may not continue to purchase cleaned coal from Puda under supply agreements. If a number of these customers were to significantly reduce their purchases of cleaned coal from Puda, or if Puda were unable to sell cleaned coal to them on terms as favorable to Puda as the terms under its current agreements, Puda's financial condition and results of operations could suffer materially.

         Impact of Transportation Costs. If transportation for Puda's cleaned coal becomes unavailable or uneconomic for its customers, Puda's ability to sell cleaned coal could suffer. Transportation costs represent a significant portion of the total cost of cleaned coal and, as a result, the cost of transportation is a critical factor in a customer's purchasing decision. Increases in transportation costs could make cleaned coal a less competitive source of energy or could make some of Puda's operations less competitive than other sources of cleaned coal. Certain coal supply agreements permit the customer to terminate the contract if the cost of transportation increases by an amount ranging from 10% to 20% in any given 12-month period. Coal producers and processors depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to markets. While coal customers typically arrange and pay for transportation of cleaned coal from our facilities to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair Puda's ability to supply coal to its customers and thus could adversely affect Puda's results of operations. For example, the high volume of raw coal shipped from all Shanxi Province mines could create temporary congestion on the rail systems servicing that region.

         Coal Processing Costs. Puda's coal processing and cleaning operations are subject to conditions beyond its control that can delay coal deliveries or increase the cost of processing coal for varying lengths of time. These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in rock and other natural materials. The government regulates Puda's coal processing operations, which imposes additional costs on it, and future regulations could increase those costs or limit Puda's ability to crush, clean and process coal. The PRC and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Puda is required to prepare and present PRC and local authorities data pertaining to the effect or impact that any proposed processing of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement, expansion or continuation of Puda's coal processing operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially and adversely affect Puda's operations, its cost structure and/or its customers' ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require Puda or its customers to change operations significantly or incur increased costs. Certain supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on Puda's financial condition and results of operations.

         Raw Coal Supply Sources. Currently, seven of Puda's total of eight raw coal suppliers provide 10% or more of Puda's total raw coal purchases in tonnage in 2004, although no supplier provided more than 15% of Puda's total purchases in tonnage. One of Puda's local suppliers was Liulin Jucai Coal Industry Co. Ltd. ("Jucai Coal"), a related coal mine owned 75% by Zhao Yao. Jucai Coal supplied raw coal to both Puda and other unrelated parties. Out of this annual raw coal production, Jucai Coal sold approximately 20% and 10% of its raw coal production in 2003 and 2004, respectively, to Puda at prevailing market prices. The raw coal purchased from Jucai Coal accounted for approximately 19% and 12% of Puda's total raw coal purchases in tonnage in 2003 and 2004, respectively. Although Puda has relatively long-term relationships with these suppliers, there is no assurance that these suppliers will continue to provide raw coal to Puda on a timely basis. If these local suppliers face production shortages or the business relationships between Puda and these suppliers deteriorates, Puda may have difficulty in sourcing raw coal with comparable quality from other suppliers in a timely manner at comparable prices.

         Limited Washing Capacity; Delays in Delivery of Cleaned Coal. If Puda's sales increase, there is no assurance that Puda will be able to deliver increased product volumes on a timely and efficient basis. Puda has limited coal washing and cleaning capacity. Currently, Puda's coal washing and cleaning facilities can process up to 500,000 tons of clean coal per year. In 2003 and 2004, Puda's sales of clean coal were 363,000 tons and 315,000 tons, respectively, representing approximately 73% and 63% of overall washing capacity in 2003 and 2004, respectively. Puda's current lease on the Shanxi Liulin Jucai Plant, which is located about two miles from the Jucai Coal mining operations and has an annual clean coal washing capacity of 100,000 tons, expires in 2006. It is possible that this lease may not be renewed and, in such case, Puda may not be able to find suitable replacement capacity at reasonable costs. Further, there can be no assurance that Puda will be able to timely deliver its products to its customers on a consistent basis due to rail and truck transportation interruptions, especially with increased product volumes, and a failure to do so could have a material and adverse effect on its business, operations and finances.

         Geographic Concentration; Fluctuations in Regional Economic Conditions. Nearly all of Puda's sales are concentrated in the central and northern area of China. Accordingly, Puda is susceptible to fluctuations in its business caused by adverse economic conditions in such regions. Difficult economic conditions in other geographic areas into which
 Puda may expand may also adversely affect its business, operations and finances.

         Coal Industry Capacity in PRC. If the coal industry experiences overcapacity in the future, Puda's profitability could be impaired. During the mid-1970s and early 1980s, a growing coal market and increased demand for coal in the PRC attracted new investors to the coal industry, spurred the development of new mines and resulted in added production capacity throughout the industry, all of which led to increased competition and lower coal prices. Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal producers and coal processors. Any overcapacity could reduce coal prices in the future.

         Dependence on Executives. Puda Coal and Puda are highly dependent on the services of Zhao Ming and Zhao Yao, who are brothers, and the loss of their services would have a material and adverse impact on their operations. They have been primarily responsible for the development of Puda and the development and marketing of its products. Puda has not applied for key-man life insurance on the lives of these executives, but may do so in the future.

         Proprietary Knowledge and Absence of Patent Protection. Puda has no patents covering its production processes and expects to rely principally on know-how and the confidentiality of its production processes for its coal in producing a competitive product line of coal products. There is no assurance that any of these factors can be maintained or that they will afford Puda a meaningful competitive advantage.

         Competition. The coal crushing, washing and processing business is highly competitive in the PRC and, therefore, Puda faces substantial competition in connection with the marketing and sale of its products. Most of Puda's competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than Puda, and have products that have gained wide customer acceptance in the marketplace. The greater financial resources of such competitors will permit them to implement extensive marketing and promotional programs.

         Lack of Property and General Liability Insurance. Puda is self-insured and does not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on its financial condition and operations.

         Terrorist Attacks and Military Conflict. Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect Puda's and Puda's business, financial condition and results of operations. Puda's business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of its control, such as terrorist attacks and acts of war. Future terrorist attacks, rumors or threats of war, actual conflicts involving the PRC or its allies, or military or trade disruptions affecting Puda's customers may materially adversely affect its operations. As a result, there could be delays or losses in transportation and deliveries of processed coal to Puda's customers, decreased sales of its coal and extension of time for payment of accounts receivable from its customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on Puda's business, financial condition and results of operations.

         Customer Creditworthiness. Puda's ability to collect payments from its customers could be impaired if their creditworthiness deteriorates. Puda's ability to receive payment for processed coal sold and delivered depends on the continued creditworthiness of its customers. Puda's customer base is changing with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties. These new power plant owners may have credit ratings that are below investment grade. If deterioration of the creditworthiness of other electric power generator customers or trading counterparties continues, Puda's business could be adversely affected.

         Expansion Risks. Puda anticipates that its proposed expansion of its coal crushing, washing and processing plants will include the construction of new additional facilities. Puda's cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, Puda's projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay Puda's receipt of increased sales revenues. There is no assurance that Puda will be able to sell any or all of the cleaned coal that any newly-constructed capacity could produce, and there is no assurance that Puda will be able to source sufficient raw coal to allow it to utilize such additional processing capacity. The projects of Puda to finance, develop, and expand its coal processing facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. There can be no assurance that any of these projects will become operational within the estimated time frames and projected budgets at the time Puda enters into a particular agreement, or at all. In addition, Puda may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. There can be no assurance that the significant expenditures required to expand its coal crushing, washing and processing plants will ultimately result in the establishment of increased profitable operations. When Puda's future expansion projects become operational, it will be required to add and train personnel, expand its management information systems and control expenses. If it does not successfully address its increased management needs or Puda is otherwise is unable to manage its growth effectively, Puda's operating results could be materially and adversely affected.

         Government Regulation. Puda is subject to extensive regulation by China's Mining Ministry, and by other province, county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, storage, and distribution of its products. Puda's processing facilities are subject to periodic inspection by national, province, county and local authorities. Puda believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that Puda will continue to be in substantial compliance with current laws and regulations, or whether Puda will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, Puda will be required to conform its activities in order to comply with such regulations. Failure by Puda to comply with applicable laws and regulations could subject Puda to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on its business, operations and finances.

         Doing Business in the PRC. Doing business in the PRC involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the government of the PRC has been reforming their economic system. These reforms have resulted in significant economic growth and social progress. Although Puda believes that economic reform and the macroeconomic policies and measures adopted by the current PRC government will continue to have a positive effect on economic development in the PRC and that Puda will continue to benefit from such policies and measures, these policies and measure may from time to time be modified or revised. Adverse changes in economic policies of the PRC government or in the laws and regulations, if any, could have a material and adverse effect on the overall economic growth of the PRC, and could adversely affect Puda's business operations.

         PRC Exchange Rate. Effective July 21, 2005, The People's Bank of China announced that the Renminbi ("Rmb") exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of July 26, 2005, the exchange rate against the Rmb was adjusted to 8.11 Rmb per U.S. dollar from 8.28 Rmb per U.S. dollar, which represents an adjustment of approximately two percent. It is expected that the revaluation of the RMB and the exchange rate of the RMB will be changed very gradually in the future.

         Foreign Currency Exchange. The PRC currency, "Renminbi", is not a freely convertible currency, which could limit Puda's ability to obtain sufficient foreign currency to support its business operations in the future. Puda relies on the PRC government's foreign currency conversion policies, which may change at any time, in regard to its currency exchange needs. Puda receives all of its revenues in Renminbi, which is not freely convertible into other foreign currencies. In the PRC, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government. This type of heavy regulation by the PRC government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations. Fluctuations in the exchange rate between the PRC currency and the United States dollar in the future could adversely affect Puda's operating results. The functional currency of Puda's operations in the PRC is "Renminbi". Results of Puda's operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect Puda's expenses and results of operations as well as the value of its assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although Puda may use hedging techniques in the future (which it currently does not use), Puda may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on Puda's operating results and stock prices.

         Timely Information. As a company based in the PRC, Puda's shareholders may have greater difficulty in obtaining information about Puda on a timely basis than would shareholders of a U.S.-based company. Puda's operations will continue to be conducted in the PRC and shareholders may have difficulty in obtaining information about Puda from sources other than Puda itself. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits, contract awards for development projects, etc. will not be readily available to shareholders. Shareholders will be dependent upon Puda's management for reports of Puda's progress, development, activities and expenditure of proceeds.

         PRC SAFE Regulation. The State Administration of Foreign Exchange ("SAFE") in the PRC has issued public notices that require PRC residents that directly or indirectly establish or control overseas companies to submit an application to the State Administration of Foreign Exchange Control on Overseas Investment Procedures for its approval. This rule has retroactive effect, however, SAFE did not provide any specified time period for PRC residents to seek or obtain such approval.

         Without such approval, a PRC resident may not use his PRC assets or equity as consideration to acquire the equity of an overseas enterprise or other property rights. Applications to SAFE for foreign exchange registration regarding mergers and acquisitions of a PRC enterprise through an overseas enterprise that is approved, will be subject to supervision and inquiry and proof of capital verification, and notification of any ownership changes of the offshore enterprise.

         Putai has received its SAFE approval, but Putai has not notified SAFE of the recent ownership changes of Puda BVI in connection with the Exchange Agreement. Further, to Puda's knowledge, none of Puda's PRC residents has filed any notices with SAFE with respect to their ownership in an offshore enterprise. As a result, Puda may be subject to enforcement actions by SAFE, and any penalties or other remedial actions are uncertain because the SAFE notices do not identify any specific penalties for non-compliance. Remedial action for violation of SAFE requirements may be to restrict the ability of Putai to repatriate and distribute its profits to Puda Coal in the United States. However, the results of non-compliance are uncertain, and there is no assurance that such penalties and other unknown remedial measures will not have a material adverse impact upon Puda Coal's financial condition and results of operations.

         Payment of Dividends. In order to pay dividends, a conversion of Renminbi into US dollars is required. Under current PRC law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of Puda to meet its cash needs, and to pay dividends. However, Putai is presently classified as a wholly-owned foreign enterprise ("WFOE") in the PRC that has verifiable foreign investment in the PRC, funding having been made through an official PRC banking channel. Because Putai qualifies for treatment as a WFOE, it can convert Renminbi, declare dividends and its funds can be repatriated to Puda in the United States under current laws and regulations in the PRC, subject to limitations and restrictions imposed by PRC laws, such as the SAFE notices issued by the State Administration of Foreign Exchange. See "PRC SAFE Regulation", above. However, the PRC laws governing foreign currency exchange are evolving, and changes in such laws may adversely affect the ability to convert Renminbi, declare dividends and repatriate funds to the United States

          Contractual Arrangements. In order to comply with PRC regulatory requirements, Puda is operated by Putai, a wholly-owned foreign enterprise ("WFOE") in the PRC, which is owned entirely by Puda's direct subsidiary, Puda BVI, a British Virgin Islands company. Puda Coal does not have a direct controlling ownership in Puda. If the PRC government determines that our agreements with Puda are not in compliance with applicable regulations, Puda Coal's business interests in the PRC could be adversely affected. Puda Coal controls and operates its business through contractual arrangements between Putai, Puda and the individual owners of Puda, but Puda Coal, Putai and Puda BVI do not have any equity ownership in Puda.

       More specifically, Putai has agreed to advise, consult, manage and operate Puda's business, to provide certain financial accommodations to Puda, and to license certain technology to Puda for use in its business, in exchange for Puda's payment of all of its operating cash flow to Putai. Further, each of the individual owners of Puda have granted Putai the exclusive right and option to acquire all of their registered capital of Puda and have authorized Putai to vote at any meeting or action of the owners of Puda and to act as the representative for such owners in all matters respecting Puda.

         We cannot be sure that the PRC government would view these operating and contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

         We must rely on these operating and contractual arrangements to control and operate Puda's business. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, Puda could fail to take actions required for our business or fail to maintain and operate its business in compliance with its contractual obligation to do so. Puda may transact business with parties not affiliated with us. If Puda fails to perform under its agreements with us, we may have to rely on legal remedies under PRC law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of Puda would always act in the best interests of Puda Coal, especially if they leave Puda Coal.

         Substantially all profits generated from Puda will be paid to Putai through related party transactions under contractual agreements. We believe that the terms under these contractual agreements are in compliance with the laws in the PRC. However, the interpretation and application of existing PRC laws, regulations and policies, the stated positions of the PRC authorities and possible new laws, regulations or policies, there are substantial uncertainties regarding the application of PRC laws, especially with respect to existing and future foreign investments in the PRC. As such, it is possible these contractual agreements may be subject to differing applications and interpretations under PRC laws. Further, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in the PRC, it is possible that tax authorities in the PRC may challenge the transfer prices that we have used for related party transactions among our entities in the PRC in the future.

         Other Regulation. Puda's business will be subject to regulation and/or licensing by federal, state, or local authorities as well as central, provincial, local and municipal regulation and licensing in the PRC. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process. Compliance with foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, will increase the risk of investing in the common stock of Puda Coal.

         No Foreseeable Dividends. Puda Coal does not intend to pay any dividends. Puda Coal does not foresee making any cash distributions in the manner of a dividend or otherwise.

         Dilutive Effects of Issuing Additional Common Stock. There is additional authorized but unissued shares of common stock of Puda Coal that may be later issued by the new management of Puda Coal for any purpose without the consent or vote of the stockholders. These issuances that may occur will dilute the interests of Puda Coal's stockholders.

         Thinly-traded Public Market. Puda Coal's securities are very thinly traded, and the price if traded may not reflect the value of Puda Coal. There can be no assurance that there will be an active market for Puda Coal's shares either now or in the future. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring Puda Coal to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for Puda Coal's securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         Possible Rule 144 Sales. A substantial majority of Puda Coal's outstanding shares of common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. Stockholders of Puda Coal before the closing of the Exchange Agreement who owned 10% or more of Puda Coal's shares will likely be deemed an affiliate until 90 days after the exchange transaction was completed. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of Puda Coal's shares, may have a depressive effect upon the price of Puda Coal's shares in any active market that may develop.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, Puda Coal conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of Puda Coal's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Puda Coal's disclosure controls and procedures are effective to ensure that information required to be disclosed by Puda Coal in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Puda Coal's internal controls over financial reporting during Puda Coal's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Puda Coal's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On April 7, 2005, Puda Coal issued 1,000,000 shares of its restricted common stock to Garish Financial Inc. for financial advisory services with a fair value of $0.01 per share in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

         On July 15, 2005, Puda Coal issued 1,000,000 shares of its restricted Series A Convertible Preferred Stock to Zhao Ming, Zhao Yao and Worldwide Gateway Co., Ltd. in exchange for all of their ownership interests in Puda Investment Holding Limited ("Puda BVI"), an International Business Company incorporated in the British Virgin Islands, in reliance upon Section 4(2) under the Securities Act of 1933, as amended. Reference is made to the Form 8-K current report of Puda Coal dated July 15, 2005 and filed with the SEC on July 18, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective August 2, 2005, the stockholders of Puda Coal executed a written consent signed by the holders of the majority of its issued and outstanding stock entitled to vote thereon, and the stockholders (i) approved a change in the name of Purezza Group, Inc. to Puda Coal, Inc.; (ii) approved an increase in the authorized number of shares of common stock from 100,000,000 shares to 150,000,000 shares of common stock, $.001 par value; (iii) changed the purpose of Puda Coal to reflect its change of business to crushing, washing and processing of coal; (iv) authorized the Board of Directors to fix the number of persons constituting the Board of Directors, (v) authorized meetings of the Board of Directors to be held by written consent signed by all members of the Board of Directors, and (vi) authorized a one-for-ten reverse stock split of the common stock of Puda Coal on a date to be determined by the Board of Directors of Puda Coal.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REJPORTS ON FORM 8-K

         (a)      Exhibits

      3.1 Articles of Incorporation of Puda Coal (formerly Purezza Group, Inc.) is incorporated by reference to Exhibit 3.1 to its Form SB-2 registration statement filed on April 1, 2002 (File No. 333-85306)

      3.2 Amendment to Articles of Incorporation of Puda Coal (formerly called Purezza Group, Inc.) authorizing a class of preferred stock filed with the Secretary of State of the State of Florida on December 1, 2004, is hereby incorporated by reference herein to Exhibit 3.2 to the Form 10-KSB annual report of Puda Coal for its fiscal year ended December 31, 2004

      3.3 Articles of Amendment to the Articles of Incorporation regarding the designations, preferences, rights and limitations of Series A Convertible Preferred Stock of Puda Coal filed June 24, 2005 is incorporated herein by reference to Exhibit 4.1 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      3.4 Amendment to Articles of Incorporation of August 2, 2005 is incorporated by reference to Exhibit 3.1 to the Form 8-K current report of Puda Coal filed with the Commission on August 10, 2005

      3.5 By-Laws of Puda Coal (formerly Purezza Group, Inc.) is incorporated by reference to Exhibit 3.2 to its Form SB-2 registration statement filed on April 1, 2002 (File No. 333-8506)

      10.1 Exchange Agreement dated June 20, 2005, between Puda Coal, Puda, Puda BVI, Putai and the members of Puda BVI is incorporated herein by reference to Exhibit 2.1 Form 8-K current report of Puda Coal dated June 20, 2005, that was filed on June 27, 2005.

      10.2 Technology License Agreement dated June 24, 2005 between Puda and Putai is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      10.3 Operating Agreement dated June 24, 2005 between Puda, Putai, Zhao Ming and Zhao Yao is incorporated herein by reference to Exhibit
            10.2 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      10.4 Exclusive Consulting Agreement dated June 24, 2005 between Puda and Putai is incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      10.5 Exclusive Option Agreement dated June 24, 2005 between Puda, Putai, Zhao Ming and Zhao Yao is incorporated herein by reference to
            Exhibit 10.4 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      10.6 Authorization dated June 24, 2005 between Puda, Putai and Zhao Ming is incorporated herein by reference to Exhibit 10.5 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      10.7 Authorization dated June 24, 2005 between Puda, Putai, and Zhao Yao is incorporated herein by reference to Exhibit 10.6 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      10.8 Financial Advisory Agreement dated June 29, 2005, between Puda Coal and Keating Securities, LLC. is incorporated herein by reference to
            Exhibit 10.7 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      99.1 Press Release announcing the Closing filed on July 7, 2005 is incorporated herein by reference to Exhibit 99.1 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

      31.1 Certification of Mr. Zhao Ming pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Mr. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8K

            Puda Coal filed a Form 8-K current report with the U.S. Securities and Exchange Commission on June 24, 2005, regarding its entry into an Exchange Agreement dated June 20, 2005 with Puda Investment Holding Limited and other related agreements.

            Puda Coal filed a Form 8-K current report with the U.S. Securities and Exchange Commission on July 18, 2005, regarding the closing of the Exchange Agreement with Puda Investment Holding Limited dated June 20, 2005 and related agreements on July 15, 2005.

            Puda Coal filed a Form 8-K current report with the U.S. Securities and Exchange Commission on August 10, 2005, regarding an Amendment to its Articles of Incorporation.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PUDA COAL, INC.

                                              By: /s/ Zhao Ming
                                              -----------------
                                              Zhao Ming, Chief
                                              Executive Officer and President


Date:  August 12, 2005