Form 10QSB
period 2005-11-14
Puda Coal, Inc.
filed 2005-11-15
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________to _________

        Commission file number 333-85306

PUDA COAL, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-1129912
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

426 Xuefu Street, Taiyuan, Shanxi Province, The People's Republic of China
(Address of principal executive offices)

011 86 351 228 1300
(Issuer's telephone number)

Purezza Group, Inc.
936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]    No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, November 11, 2005: 73,750,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [x]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item1. Financial Statements	Page

Unaudited Consolidated Balance Sheet as of September 30, 2005	1

Unaudited Consolidated Statements of Operations for the three and nine months
ended September 30, 2005 and 2004	2

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the nine months ended
September 30, 2005	3

Unaudited Consolidated Statements of Cash Flows for the nine months ended
September 30, 2005 and 2004	4

Notes to Unaudited Consolidated Financial Statements	5 - 11

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	30

PART II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	31

Item 6. Exhibits	31-32

Signatures	33

Certifications

PART I - Financial Information
ITEM 1. Financial Statements

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousand of United States dollars)

	Note(s)	September 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$ 5,944
Accounts receivable, net		3,621
Other receivables
- Related parties	3	17
-Third parties		36
Deposits and prepayments		846
Inventories	4	4,264

Total current assets		14,728

PROPERTY, PLANT AND EQUIPMENT, NET		890

INTANGIBLE ASSETS		179

TOTAL ASSETS		$ 15,797

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	3	$ 429
- Third parties		912
Other payables
- Related party	3	872
- Third parties		512
Accrued expenses		329
Income taxes payable		2,061
VAT payable		673
Distribution payable		989

Total current liabilities		6,777

STOCKHOLDERS' EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.01, issued and outstanding 73,750,000 shares		738
Paid-in capital		2,029
Statutory surplus reserve fund		1,366
Retained earnings		4,751
Accumulated other comprehensive income		136

Total stockholders' equity		9,020

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 15,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

NET REVENUE		$ 18,037	$ 4,910	$ 31,056	$ 14,069

COST OF REVENUE		(13,835)	(3,259)	(24,123)	(8,630)

GROSS PROFIT		4,202	1,651	6,933	5,439

OPERATING EXPENSES
Selling expenses		354	102	555	244
General and administrative expenses		170	64	305	170
Other operating expenses	6	901	-	902	-

TOTAL OPERATING EXPENSES		1,425	166	1,762	414

INCOME FROM OPERATIONS		2,777	1,485	5,171	5,025

GAIN ON SHORT-TERM INVESTMENT		-	-	6	-

INTEREST INCOME/(EXPENSE)		2	-	3	(4)

INCOME BEFORE INCOME TAXES		2,779	1,485	5,180	5,021

INCOME TAXES	5	(1,232)	(498)	(2,043)	(1,678)

NET INCOME		1,547	987	3,137	3,343

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		136	-	136	-

COMPREHENSIVE INCOME		$ 1,683	$ 987	$ 3,273	$ 3,343

EARNINGS PER SHARE (in dollars)		$ 0.02	$ 0.01	$ 0.04	$ 0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED		73,750,000	73,189,674	73,715,934	71,266,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2005
(In thousand of United States dollars)
	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	No. of shares	$'000	$'000	$'000	$'000	$'000	$'000

Balance, January 1, 2005, as recapitalized (Notes 1 and 7)	73,650,000	$ 728	$ 2,029	$ 1,243	$ 3,189	$ -	$ 7,189

Common shares issued, net of effect of 1:10 reverse stock split	100,000	10	-	-	-	-	-

Net income	-	-	-	-	3,137	-	3,137
Transfer to statutory reserve	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	(1,452)	-	(1,452)
Foreign currency translation adjustment	-	-	-	-	-	136	136

Balance, September 30, 2005-Unaudited	73,750,000	$ 738	$ 2,029	$ 1,366	$ 4,751	$ 136	$ 9,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and September 30, 2004
(In thousand of United States dollars)
	Nine months ended September 30, 2005	Nine months ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,137	$ 3,343
Adjustments to reconcile net income to net cash used in operating activities:
Gain on short-term investment	(6)	-
Amortization of land use right	3	4
Depreciation	84	82
Changes in operating assets and liabilities:
Increase in accounts receivable	(899)	(611)
Decrease/(increase) in notes receivable	638	(373)
Decrease/(increase) in other receivables, deposits and prepayments	1,934	(2,815)
Increase in inventories	(699)	(361)
Increase in accounts payable	625	4
Decrease in notes payable	-	(72)
Increase in accrued expenses	81	57
Decrease in advance from customers	-	(368)
Increase in other payables	896	112
Increase in income tax payable	53	1,681
Increase in VAT payable	422	846
Net cash provided by operating activities	6,269	1,529

CASH FLOWS FROM INVESTING ACTIVITIES
Sale proceeds from short-term investment	123	-
Purchase of short-term investment	-	(121)

Net cash provided by/(used in) investing activities	123	(121)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	50	-
Distribution paid to owners of a subsidiary	(947)	(1,270)

Net cash used in financing activities	(897)	(1,270)

Effect of exchange rate changes on cash	136	-

Net increase in cash and cash equivalents	5,631	138
Cash and cash equivalents at beginning of period	313	913

Cash and cash equivalents at end of period	$ 5,944	$ 1,051

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$ -	$ 4
Income taxes	$ -	$ -

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly, Purezza Group, Inc.) ("the Company" or "Puda Coal") was incorporated in Florida on August 9, 2001. On July 15, 2005, Puda Coal acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited ("Puda BVI") and Puda BVI became a wholly-owned subsidiary of Puda Coal. In exchange, Puda Coal issued to the Puda BVI members 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, of Puda Coal, which were convertible into 678,500,000 shares of Puda Coal's common stock. The purchase agreement provided that preferred shares would immediately and automatically be converted into shares of Puda Coal's common stock (the "Mandatory Conversion"), following an increase in the number of authorized shares of Puda Coal's common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda Coal's outstanding common stock (the "Reverse Split"). All share data have been retroactively adjusted for the Reverse Split.

On August 2, 2005, the authorized number of shares of common stock of Puda Coal was increased from 100,000,000 shares to 150,000,000 shares. On September 8, 2005, Puda Coal completed the Reverse Split. Following the Mandatory Conversion and the Reverse Split, the Puda BVI members received, in the aggregate, approximately 67,850,000 shares of Puda Coal's common stock, representing 92% of the outstanding shares of Puda Coal's common stock. The existing stockholders of Puda Coal own approximately 5,900,000 shares of Puda Coal's common stock, representing 8% of the outstanding shares of common stock.

Puda BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. Puda BVI did not have any operating activities from August 19, 2004 (inception) to September 30, 2005.

Puda BVI owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. ("Putai"), a wholly foreign owned enterprise ("WFOE") registered under the wholly foreign-owned enterprises laws of the People's Republic of China ("PRC" or "China"). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005, when it entered into certain restructuring agreements with Shanxi Puda Resources Co., Ltd. ("Puda"), a company with limited liability established under the laws of the PRC.

Puda was established on June 7, 1995. Puda mainly processes and washes raw coking coal and sells it from its plants in Shanxi Province, China in a high quality, low sulfur and external ash content refined form to industrial customers located mainly in Central and Northern China. Puda has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Puda are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%). Zhao Ming and Zhao Yao are executive officers of Puda Coal and are brothers.

On June 24, 2005, Putai and Puda entered into an Exclusive Consulting Agreement, an Operating Agreement and a Technology License Agreement (collectively, these agreements are referred to herein as the "Restructuring Agreements"). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Puda's business, to provide certain financial accommodations to Puda, and to license certain technology to Puda for use in its business, in exchange for Puda's payment of all of its operating cash flow to Putai, Puda Coal, Puda BVI and Putai do not have a direct controlling ownership in Puda and operate and control Puda through the Restructuring Agreements.  Furthermore, each of the holders of the registered capital of Puda granted to Putai the exclusive right and option to acquire all of their registered capital of Puda and further authorized Putai to exercise the voting rights of the owners of the registered capital of Puda and to act as the representative for such holders in all matters respecting Puda's registered capital.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

1. The Company - Continued

The unaudited consolidated balance sheet as of September 30, 2005 includes Puda Coal, Puda BVI, Putai and Puda ("the Group") and the unaudited consolidated statement of operations for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 include Puda for the full periods, Puda BVI and Putai from June 24, 2005, and Puda Coal from July 15, 2005. The statement of operations for the three months ended September 30, 2004 and for the nine months ended September 30, 2004 include Puda only.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements of Puda for the year ended December 31, 2004 and notes thereto contained in the Report on Form 8-K of Puda Coal dated July 15, 2005 as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2005, the Group did not have any cash equivalents.

(d) Inventories

Inventories comprise raw materials and finished goods and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

(e) Property, Plant and Equipment, Net

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

(g) Income Taxes

The Group accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group reviewed the differences between tax basis under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of September 30, 2005 for the Group.

(h) Revenue Recognition

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery.

(i) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive. Shares issued in the exchange (see Note 1) are presented outstanding for all periods.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

(j) Foreign Currency Translation

The reporting currency of the Group is the U.S. dollar. Puda uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

3. Related Party Transactions

As of September 30, 2005, the Group had the following amounts due from/to related parties:-
September 30, 2005
$'000

Other receivable from an owner, Zhao Ming	$ 17

Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited ("Jucai Coal"), a related company with a common owner	$ 429

Other payable to Shanxi Puda Resources Group Limited ("Puda Group"), a related company with common owners	$ 671

Other payable to an owner, Zhao Yao	201
$ 872

The balances are unsecured, interest-free and there are no fixed terms for repayment.

The amount payable to Zhao Yao represents land use right paid by him on behalf of the Group.

In 2001, Puda entered into agreements with Puda Group to lease an office and certain equipment. In the three months ended September 30, 2005 and September 30, 2004, rental expenses under these agreements were $5,000 and $5,000, respectively. In the nine months ended September 30, 2005 and September 30, 2004, rental expenses under these agreements were $21,000 and $21,000, respectively.

By an agreement entered into between Puda and Puda Group on April 25, 2005, Puda Group agreed to pay all the tax liabilities (including surcharges and penalties) of Puda with retrospective effect from its establishment to December 31, 2004. For the three months ended September 30, 2005 and September 30, 2004, Puda has paid $Nil and $781,000, respectively, to Puda Group for payment of income taxes and value-added tax ("VAT"). For the nine months ended September 30, 2005 and September 30, 2004, the Company has paid $251,000 and $2,504,000 respectively, to Puda Group for payment of income taxes and VAT. In December 2004, Puda Group paid Puda's income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau. In April 2005, Puda Group paid Puda's VAT of $251,000 to the China Tax Bureau. In September 2005, Puda Group paid Puda's income taxes of $2,054,000 to the China Tax Bureau.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

3. Related Party Transactions (continued)

In the three and nine months ended September 30, 2005 and September 30, 2004, Puda Group paid professional and regulatory charges related to the public listing on behalf of the Group in the amounts of $901,000 and $nil, respectively (see Note 6). The balance payable to Puda Group included these charges payable of $901,000 and the net amounts of other receivables of $230,000.

In 2001, Puda entered into an agreement with Jucai Coal to lease a coal washing plant. In the three months ended September 30, 2005 and September 30, 2004, rental expenses in the amounts of $154,000 and $151,000, respectively, were paid to Jucai Coal. In the nine months ended September 30, 2005 and September 30, 2004, rental expenses in the amounts of $456,000 and $453,000, respectively, were paid to Jucai Coal and these rental expenses were charged to cost of revenue in the statements of operations.

In the three months ended September 30, 2005 and September 30, 2004, Puda purchased raw coal from Jucai Coal in the amounts of $2,342,000 and $690,000 respectively. In the nine months ended September 30, 2005 and September 30, 2004, Puda purchased raw coal from Jucai Coal in the amounts of $3,631,000 and $1,094,000, respectively.

4. Inventories

As of September 30, 2005, inventories consist of the following:
September 30, 2005
$'000
Raw materials	$ 2,293
Finished goods	1,971

Total	$ 4,264

There was no allowance for losses on inventories as of September 30, 2005.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

5. Taxation

Pursuant to the PRC Income Tax Laws, the Group is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-
	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
	$'000	$'000	$'000	$'000

Current period provision	$ 1,232	$ 498	$ 2,043	$ 1,678

A reconciliation between taxes computed at the statutory rate of 33% and the Group's effective tax rate is as follows:-
	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
	$'000	$'000	$'000	$'000

Income before income taxes	$ 2,779	$ 1,485	$ 5,180	$ 5,021

Income tax on pretax income at statutory rate of 33%	$ 917	$ 490	$ 1,709	$ 1,657
Effect of permanent differences	315	8	334	21

Income tax at effective rate	$ 1,232	$ 498	$ 2,043	$ 1,678

6. Other Operating Expenses

Other operating expenses of $901,000 in the three months ended September 30, 2005 and of $902,000 in the nine months ended September 30, 2005 were mainly professional and regulatory charges related to the public listing (see Note 3).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

7. Common Stock

The number of shares of common stock presented as outstanding as of January 1, 2005 in the consolidated statement of changes in stockholders' equity includes the shares issued by the Company as a result of the reorganization as described in Note 1. The shares issued by the Company as a result of the reorganization, as presented below, do not include additional shares which may be issued in connection with the Reverse Split for fractional shares and to preserve round lot holders. Details of the number of shares presented is as follows:
Number of shares

Outstanding shares as at January 1, 2005 prior to the reorganization	58,000,000
Common stock converted from preferred stock issued as a result of the reorganization	678,500,000
Effect of the 1 for 10 reverse stock split	(662,850,000)

Number of shares of common stock presented in the consolidated statement of changes in stockholders' equity	73,650,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

        The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbor created by such provisions. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. ("Puda Coal" or the "Company") and its controlled affiliates, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda Coal's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

        The words "we," "us" and "our" refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission.

Background and History

        Puda Coal, formerly known as Purezza Group, Inc. ("Purezza" or the "Company"), was originally formed to market a product called Phoslock, a patented product to remove phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, Purezza's activities consisted of capital transactions, organization, and development of its Phoslock product line.

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

Exchange Agreement

        Effective July 15, 2005, Purezza closed an Exchange Agreement ("Exchange Agreement") with Taiyuan Putai Business Consulting Co., Ltd. ("Putai"), a limited liability company under the Company Law of The People's Republic of China (the "PRC" or "China"), Shanxi Puda Resources Co, Ltd. ("Puda"), a limited liability company formed by natural persons under the laws of the PRC, Puda Investment Holding Limited ("Puda BVI"), an International Business Company incorporated in the British Virgin Islands, and each of the members of Puda BVI (the "Puda BVI Members"). At the closing on July 15, 2005, pursuant to the terms of the Exchange Agreement (the "Closing"), Purezza acquired all of the outstanding capital stock and ownership interests of Puda BVI (the "Interests") from the Puda BVI Members, and the Puda BVI Members contributed all of their Interests in Puda BVI to Purezza. In exchange, Purezza issued to the Puda BVI Members 1,000,000 shares of its Series A Convertible Preferred Stock, par value $0.01 per share, of Purezza ("Preferred Shares"), convertible into 678,500,000 shares of Purezza's common stock ("Conversion Shares"). At the Closing, Puda BVI became a wholly-owned subsidiary of Purezza. Puda BVI, in turn, owns all of the registered capital of Putai, a wholly foreign owned enterprise ("WFOE") registered under the wholly foreign-owned enterprises laws of the PRC.

        Under the terms of the Exchange Agreement, all of the outstanding interests of Puda BVI were exchanged for 1,000,000 Preferred Shares of Purezza. Each Preferred Share was convertible into 678.5 shares of Purezza's common stock (the "Conversion Rate"). The Preferred Shares were automatically converted into shares of Purezza's common stock (the "Mandatory Conversion") on September 8, 2005, the effective date of a 1 for 10 reverse stock split of Purezza's outstanding common stock ("Reverse Split").

        The holders the Preferred Shares are entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. The Preferred Shares have a number of votes equal to the number of shares of common stock issuable in a Mandatory Conversion based on the then applicable Conversion Rate. As such, immediately following the Closing, the Puda BVI Members effectively owned 92% of the total combined voting power of all classes of Purezza's outstanding stock entitled to vote.

        Immediately following the Mandatory Conversion, the Puda BVI Members owned, in the aggregate, 67,850,000 shares of Purezza's common stock, representing 92% of the outstanding shares of Purezza's common stock. The existing stockholders of Purezza prior to the Closing, owned 5,900,000 shares of Purezza's common stock, representing 8% of the outstanding shares of common stock. The actual number of shares of Purezza's common stock held by the existing shareholders is subject to an increase for the round up of fractional shares and the special treatment to preserve round lot shareholders in connection with the Reverse Split.

Contractual Agreements between Puda and Putai

        On June 24, 2005, Putai and Puda entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the "Restructuring Agreements"). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Puda's business, to provide certain financial accommodations to Puda, and to license certain technology to Puda for use in its business, in exchange for Puda's payment of all of its Operating Cash Flow (as defined in the Restructuring Agreements) to Putai.

        Each of the holders of the registered capital of Puda also granted Putai the exclusive right and option to acquire all of their registered capital of Puda under an Option Agreement and further authorized Putai to vote at any meeting or action of the owners of the registered capital of Puda and to act as the representative for such holders in all matters respecting Puda's registered capital.

Recent Corporate Actions

        Purezza was authorized under its Articles of Incorporation to issue 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Of the 5,000,000 shares of preferred stock authorized, 1,100,000 shares were designated as Series A Convertible Preferred Stock pursuant to its articles of amendment, which was approved by Purezza's board of directors, and filed with and accepted by, the Secretary of State of the State of Florida. As of the Closing, Purezza had 59,000,000 shares of common stock issued and outstanding and 1,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

        Effective August 2, 2005, the stockholders of Purezza executed a written consent signed by the holders of the majority of the shares of Purezza's outstanding stock entitled to vote thereon, and the stockholders: (i) approved a change in the name of Purezza Group, Inc. to Puda Coal, Inc.; (ii) approved an increase in the authorized number of shares of common stock from 100,000,000 shares to 150,000,000 shares of common stock, $.001 par value; (iii) changed the purpose of Purezza to reflect its change of business to crushing, washing and processing of coal; (iv) authorized the Board of Directors to fix the number of persons constituting the Board of Directors, (v) authorized meetings of the Board of Directors to be held by written consent signed by all members of the Board of Directors, and (vi) authorized a 1 for 10 reverse stock split of the common stock of Purreza.

        Puda Coal completed the Reverse Split on September 8, 2005. In connection with the Reverse Split, Puda Coal did not issue any fractional shares and any fractional shares were rounded up to the next higher full share. In addition, the Board of Directors authorized special treatment to certain stockholders of Puda Coal in order to preserve round lot holders (i.e., holders owning at least 100 shares) after the Reverse Split. Therefore, the stockholders of Puda Coal holding 1,000 or fewer shares of common stock but at least 100 shares of common stock received 100 shares of common stock after the reverse stock split, and persons holding less than 100 shares of common stock were not affected and continue to hold and own the same number of shares as before the Reverse Split.

Plan of Operations

        Puda's Coal Washing Business. Puda is a limited liability company organized under the laws of the PRC and a domestic enterprise with exclusively domestic capital registered in Shanxi Province in the PRC. The registered capital of Puda is owned 80% by Zhao Ming and 20% by Zhao Yao. Puda received its business operating license on June 7, 1995 from the PRC government authorities. Puda is engaged in the business of coal crushing, preparation and cleaning in the PRC. The principal executive office of Puda is located at 426 Xuefu Street, Taiyuan, Shanxi Province, PRC. Zhao Ming and Zhao Yao are the executive officers of Puda and are brothers.

        Puda focuses on value added coal washing processes and specializes in providing cleaned coal for primarily metallurgical purposes, such as steel making. In the coal washing process, high grade raw coal is cleaned by using Puda's water-supported technology. The cleaned coal produced by Puda is well suited for processing into coking coal, which is an essential raw material for steel production. Currently, Puda is one of the largest coal processing and washing companies in Shanxi Province in terms of capacity. Shanxi Province has the biggest coal reserves in the PRC, and commands more than 20% of coal production in the PRC.

        Puda's Coal Washing Facilities. Puda has two coal washing facilities, both located in Liulin County in Shanxi Province in the PRC. Liulin County is renowned for high grade quality coal. Puda's two coal washing facilities are the:

1.

Shanxi Liulin Jucai Plant which has an annual clean coal washing capacity of 100,000 metric tons. This facility is located about two miles from the premises of coal mine owned and operated by Shanxi Liulin Jucai Coal Industry Co., Limited ("Jucai Coal"), a supplier of high grade coal to Puda. Zhao Yao is a 75% owner of Jucai Coal. Jucai Coal leases the coal processing facility to Puda. The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity is approximately $618,000 annually with four quarterly payments per year.

2.

Shanxi Liulin Dongqiang Plant which has an annual clean coal washing capacity of 400,000 metric tons. This facility is owned by Puda and has a land area of approximately 1.5 hectares, and is located about 120 miles southwest of Taiyuan City, the capital of Shanxi Province.

        Puda's Technology. Puda specializes in coal washing, processing and preparation utilizing a water supported jig washing technology. Puda facilities use these proprietary coal washing processes and technologies which is licensed from Putai, and Puda has its own wells as a water source for its coal washing process. Together with the recycling of water from the coal washing system, the two plants have a sufficient and reliable supply of water for their operations.

        Coal Washing Industry in China; Competition. In the PRC, many coal mines do not have their own coal preparation facilities or have inadequate preparation capacities. Coal cleaning companies such as Puda were established to meet the demand for cleaned coal. The Chinese coal preparation industry is currently highly fragmented. Many coal washing plants have annual processing capacity of 100,000 metric tons or less.

        Although there are no industry published reports on capacity statistics, Puda Coal believes based on its knowledge of its competitors' capacity, that Puda is currently the third largest coal washing company in Shanxi Province in terms of coal cleaning capacity. Puda Coal believes that Taiyuan Coal Beneficiation Plant (a subsidiary of Xishan Coal & Electricity Group, which is one of Puda's current customers) is the largest coal washing company in Shanxi Province with coal washing capacity of 1.8 million metric tons per year. Another major local coal washing company in Shanxi Province is Shanxi Coking Company, which produces 1.6 million metric tons of cleaned coal per year. Puda's major competitive advantage is its ability to access some of the highest quality raw coal in the PRC and its well-established business relationship with local suppliers. However, with larger scale and sales, these competitors usually have better access to capital needed for further development.

        There are also many coal preparation plants located in the northeast China. However, due to lower quality of the raw coal in this region, these plants are less competitive in the cleaned coal market, especially in the coking coal market which serves the steel production industry.

        High-grade cleaned coal production depends on high-grade raw coal inputs. Puda's coal washing facilities are located in Liulin County of Shanxi Province, where China's largest reserves of top grades of coking coal exist. Liulin County has the largest reserves of high quality raw coking coal in China. Raw coking coal, which has a range of quality characteristics, has a maximum sulfur content of 0.6%, an internal ash content of 4% to 7%, and an external ash content of 10% to 14%. External ash content is the measure of the total ash content of the coal. The process of coal washing is applied to raw coking coal in order to reduce the amount of its external ash content, or total ash content, so that it can be used by steel manufacturers. Steel and coke makers generally require, although they do not always receive, cleaned coking coal having a maximum 0.6% sulfur content and 9.5% external, or total, ash content. Since the coal cleaning process does not reduce the internal ash content, higher quality raw coking coal is preferred for producing a consistent quality cleaned coking coal meeting the specifications of steel and coke makers.

        Puda's Suppliers of Raw Coal. Puda is not a coal mining operation and does not own any coal mines. Puda currently secures raw coal from a diversified pool of local Liulin County coal mines, including Liulin Jucai Coal Industry Co. Ltd. ("Jucai Coal"), a coal mine that is owned 75% by Zhao Yao, Puda Coal's Chief Executive Officer and 18% stockholder. Jucai Coal supplies raw coal to both Puda and other unrelated parties. The Jucai Coal mining operations produced 450,000 and 400,000 metric tons of raw coal in 2003 and 2004, respectively. Out of this annual raw coal production, Jucai Coal sold approximately 20% and 10% of its raw coal production in 2003 and 2004, respectively, to Puda at prevailing market prices. The raw coal purchased from Jucai Coal accounted for approximately 19% and 12% of Puda's total raw coal purchases in metric tonnage in 2003 and 2004, respectively. However, in the future, as Puda increases its cleaning capacity, it believes it will have a preferred supply arrangement with Jucai Coal. Jucai Coal controls about 60% of Liulin County's high quality coking coal which has a 0.6% maximum sulfur content, 4% internal ash content, and 10% external ash content, and its mine has proven reserves of 80 million metric tons. Jucai Coal's annual production of high quality coking coal increased from about 500,000 metric tons in 2004 to an estimated 800,000 metric tons in 2005, with annual production expected to reach over 1 million metric tons in 2007. These increases are largely due to mining machinery upgrades and additions, which also improve worker safety conditions and are being encouraged by the authorities in Shanxi Province. Jucai Coal has committed to supply Puda with Puda's high quality raw coking coal requirements, and as a result, Puda Coal believes that Puda will have access to sufficient high quality coking coal to meet its needs, even as it increases its cleaned coking coal washing capacity.

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

        Puda's Customers. Most of Puda's current customers are PRC coke producers (who then sell their coke to major steel makers), steel mills that have their own coking facilities, and gas companies. During 2003, Puda sold approximately 363,000 metric tons of washed coal to 12 different customers, with no customers accounting for more than 16% of total tonnage sales. During 2004, Puda sold approximately 315,000 metric tons of washed coal to 11 different customers, with no customer accounting for more than 16% of total tonnage sales.

        Coal washed by Puda is used by some of the top steel businesses in the PRC including Taiyuan Iron & Steel (Group) Co., Ltd., which is an iron and steel manufacturer producing steel plate and stainless steel; and Baotou Iron and Steel (Group) Company, Limited, which is a production base of iron and steel.

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

Department	Job Title / Responsibility	# of Employees
Corporate	President, Vice Presidents, Managers	10
Finance	Finance and Accounting	7
Purchasing	Purchase raw coal and maintain relationship with suppliers	16
Marketing and Sales	Sell cleaned coal, maintain relationship with customers, and acquire new customers	22
Transportation	Short-range truck drivers (within plant)	11
Production	Produce cleaned coal	64
Quality Control	Quality check on input (raw coal) and output (cleaned coal)	9
Total		139

        Puda expects to hire 50 to 60 additional employees during the fourth quarter of 2005 and first and second quarters of 2006 to accommodate its increase in processing capacity. Approximately 80% of these employees will be in the areas of production, quality control and transportation, while 20% will be in the areas of corporate, finance, purchasing and marketing and sales.

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

Puda's Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

        Net Revenue. Net revenue for the three months ended September 30, 2005 increased $13,127,000, or 267%, from $4,910,000 in the three months ended September 30, 2004 to $18,037,000 in the three months ended September 30, 2005. The tonnage sales of cleaned coal increased 166,000 metric tons from 68,000 metric tons in the three months ended September 30, 2004 to 234,000 metric tons in the three months ended September 30, 2005, a 244% increase. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the three months ended September 30, 2005. The increase in net revenue was also affected by the increase in the per ton sales price of cleaned coal in all regions.

        Cost of Revenues. Puda's cost of revenue for the three months ended September 30, 2005 increased $10,576,000, or 325%, from $3,259,000 in the three months ended September 30, 2004 to $13,835,000 in the three months ended September 30, 2005. This was primarily due to the increase in the price per ton of raw coal and the increase in sales volume.

        Gross Profit. Gross profit for the three months ended September 30, 2005 increased $2,551,000 or 155%, from $1,651,000 in the three months ended September 30, 2004 to $4,202,000 in the three months September 30, 2005 due to the increase in sales volume and selling price. Gross profit margin in the three months ended September 30, 2005 was 23% versus 34% in the three months ended September 30, 2004. The decrease in gross profit margin was primarily due to the significant increase in the price per ton of raw coal.

        Selling Expenses. Selling expenses were $354,000 for the three months ended September 30, 2005, compared to $102,000 for the three months ended September 30, 2004. This represents an increase of $252,000, or 247%, primarily due to the increase in sales volume.

        General and Administrative Expenses. General and administrative expenses were $170,000 for the three months ended September 30, 2005, compared to $64,000 for the three months ended September 30, 2004. This represents an increase of $106,000, or 166%, primarily due to increases in salary and benefits, employee training and conference expenses.

        Other Operating Expenses. Other operating expenses of $901,000 in the three months ended September 30, 2005 were mainly professional and regulatory charges related to the public listing. No such expenses were incurred in the three months ended September 30, 2004.

        Income from Operations. Operating profit was $1,485,000 in the three months ended September 30, 2004 and $2,777,000 in the three months ended September 30, 2005. The increase of $1,292,000, or 87%, was primarily the result of increased net revenue which was offset by the decreased gross profit margin and the increased other operating expenses in the three months ended September 30, 2005.

        Income Taxes. Income taxes increased $734,000, or 147%, from $498,000 in the three months ended September 30, 2004 to $1,232,000 in the three months ended September 30, 2005 due to the increase in operating profit.

        Net Income. Net income was $1,547,000 for the three months ended September 30, 2005, compared to $987,000 in the three months ended September 30, 2004, an increase of $560,000 or 57% due to the increase in operating profit.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

        Net Revenue. Net revenue for the nine months ended September 30, 2005 increased $16,987,000, or 121%, from $14,069,000 in the nine months ended September 30, 2004 to $31,056,000 in the nine months ended September 30, 2005. The tonnage sales of cleaned coal increased 182,000 metric tons from 231,000 metric tons in the nine months ended September 30, 2004 to 413,000 metric tons in the nine months ended September 30, 2005, a 79% increase. The increase in tonnage sales was primarily due to strong demand for cleaned coal in the PRC in the nine months ended September 30, 2005. The increase in net revenue was also affected by the increase in the per ton sales price of cleaned coal in all regions.

        Cost of Revenues. Puda's cost of revenue for the nine months ended September 30, 2005 increased $15,493,000, or 180%, from $8,630,000 in the nine months ended September 30, 2004 to $24,123,000 in the nine months ended September 30, 2005. This was primarily due to the significant increase in the price per ton of raw coal and the increase in sales volume.

        Gross Profit. Gross profit for the nine months ended September 30, 2005 increased $1,494,000 or 27%, from $5,439,000 in the nine months ended September 30, 2004 to $6,933,000 in the nine months September 30, 2005 due to the increase in sales volume and selling price. Gross profit margin in the nine months ended September 30, 2005 was 22% versus 39% in the nine months ended September 30, 2004. The decrease in gross profit margin was primarily due to the significant increase in the price per ton of raw coal.

        Selling Expenses. Selling expenses were $555,000 for the nine months ended September 30, 2005, compared to $244,000 for the nine months ended September 30, 2004. This represents an increase of $311,000 or 127%, primarily due to the increase in sales volume.

        General and Administrative Expenses. General and administrative expenses were $305,000 for the nine months ended September 30, 2005, compared to $170,000 for the nine months ended September 30, 2004. This represents an increase of $135,000, or 79%, primarily due to increases in salary and benefits, employee training and conference expenses.

        Other Operating Expenses. Other operating expenses of $902,000 in the nine months ended September 30, 2005 were mainly professional and regulatory charges related to the public listing. No such expenses were incurred in the nine months ended September 30, 2004.

        Income from Operations. Operating profit increased $146,000, or 3%, from $5,025,000 in the nine months ended September 30, 2004 to $5,171,000 in the nine months ended September 30, 2005. The increase was primarily the result of increased net revenue in the nine months ended September 30, 2005 which was offset by the decreased gross profit margin and the increased other operating expenses in the nine months ended September 30, 2005.

        Income Taxes. Income taxes increased $365,000, or 22%, from $1,678,000 in the nine months ended September 30, 2004 to $2,043,000 in the nine months ended September 30, 2005 due to the increase in operating profit.

         Net Income. Net income was $3,137,000 for the nine months ended September 30, 2005, compared to $3,343,000 in the nine months ended September 30, 2004, a decrease of $206,000, or 6,  mainly due to increase in other operating expenses.

Liquidity and Capital Resources

        Net cash provided by operating activities was $6,269,000 for the nine months ended September 30, 2005, compared to $1,529,000 in the nine months ended September 30, 2004, an increase of $4,740,000, or 310%. The increase was primarily due to improved working capital cash flows for notes receivable, other receivables, other payables and VAT payable in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

        Net cash provided by investing activities was $123,000 for the nine months ended September 30, 2005, compared to net cash used in investing activities of $121,000 in the nine months ended September 30, 2004. This was related to the sale of a short-term investment in the nine months ended September 30, 2005 versus the purchase of a short-term investment in the nine months ended September 30, 2004.

        Net cash used by financing activities was $897,000 for the nine months ended September 30, 2005, compared with $1,270,000 in the nine months ended September 30, 2004.  The decrease was principally due to a decrease in cash distribution paid to owners.

        Puda currently leases the Shanxi Liulin Jiucai Plant which has an annual clean coal washing capacity of 100,000 metric tons. This facility is located about two miles away from the premises of coal mine owned and operated by Shanxi Liulin Jucai Coal Industry Co., Limited ("Jucai Coal"). Zhao Yao is a 75% owner of Jucai Coal. Jucai Coal leases the coal processing facility to Puda. The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity is approximately $618,000 annually with four quarterly payments per year.

        Puda Group is currently constructing two new coal washing plants in Liulin County and Zhong Yang County, Shanxi Province. The Liulin County plant will have an annual clean coal washing capacity of 1.1 million metric tons while the Zhong Yang County plant will have and annual clean coal washing capacity of 1.2 million metric tons. The Liulin County plant has begun trial production and will start formal production by the end of November 2005. Puda will purchase this new coal washing facility and related coal washing equipment from Puda Group, a related party, for a cost of $5.8 million. The Zhong Yang County plant is expected to start trial production by the end of November 2005, with formal production expected to start at the beginning of 2006. Puda will purchase this second coal washing facility and coal washing equipment from Puda Group for a cost of $7.2 million. Puda is expecting to acquire these two facilities under a note payable to Puda Group for approximately $13 million, amortized over 10 years.

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

RISK FACTORS

Risks Relating to Puda's Business

        Coal Sales Agreements. If any of Puda's long-term coal sales agreements terminate or expire, Puda's revenues and operating profits could suffer if it is unable to find alternate buyers willing to purchase its cleaned coking coal on comparable terms to those in Puda's existing contracts. A substantial portion of Puda's sales are made under coal sales agreements, which are important to the stability and profitability of its operations. The execution of satisfactory coal sales agreements is frequently the basis on which Puda undertakes its expansion and marketing plans, including its current expansion plans. It is common business practice in China that coal purchase and sales agreements are signed for one year terms, with annual renewals. There is no guarantee that new agreements or renewals will be on terms as favorable as existing agreements or that they will be able to be renewed or new ones will be entered into at all. This practice makes it difficult for Puda to forecast long-term purchase and sale quantities and can negatively effect its ability to manage its inventory. Coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by Puda or the customer during the duration of specified events beyond the control of the affected party. Moreover, although sales agreements may be in force, the buyer is generally not obligated to take the quantities specified in the sales contracts.

        Reliance on Major Customers. A significant portion of Puda's sales are dependent on its major customers and the loss of, or significant reduction in, purchases by Puda's largest customers could adversely affect its revenues. In 2004, 39.2% of Puda's sales in metric tons were to its top three major customers, Liudian Burning Materials (15.2%), Liulin Coalmine Washing Plant (13.5%) and Qianyi Jinyan Corp. (10.5%). Puda's ability to conclude favorable terms of sale with its major customers may be substantially impaired by its reliance on these three major customers. Given the large percentage of its revenues derived from the sale of cleaned coking coal to these three customers, any adverse developments in their respective operations could have an adverse impact on the Company's results of operations. In addition, during the same period, 57% of total cleaned coking coal revenues were from sales to Puda's five largest customers. Puda's coal sales contracts with its customers are generally for one-year terms, which may be renewed by the parties at the end of the term for an additional one year. Puda is currently discussing the extension of existing agreements or entering into new sales agreements with some of these customers, but these negotiations may not be successful and those customers may not continue to purchase cleaned coking coal from Puda. If purchases from these customers are significantly reduced, or if Puda is unable to sell cleaned coking coal to them on terms as favorable to Puda as the terms under its current agreements, Puda's financial condition and results of operations could suffer materially.

        Coal Price Adjustments. Puda's operating profits may be negatively effected by fluctuations in the price of raw coking coal. Puda is subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices. Puda purchases different qualities of raw coking coal for blending and resale after processing. Each quality level has a different yield, calculated as the ratio of pre-processing raw coal blend input by volume to the post-processing cleaned coal by volume. Yield is a major factor in processing costs because the higher the level of impurities such as ash in the raw coal input (that is, the lower the quality), the lower yield. Puda may be unable to compensate for a rise in the price of one coal by adjusting the coal blend in a manner that does not impact its profits, and may be unable to pass the cost increase of raw coals on to customers. This may adversely affect gross margins and profitability. In addition, as raw material costs increase, if Puda cannot adjust its prices to its customers in such cases or find alternative customers willing to purchase its cleaned coking coal at a higher price, Puda's profitability may be adversely impacted. Puda's sales agreements with its customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, Puda may adjust these contract prices because of increases or decreases in the price of raw coal from its mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if the parties fail to agree on a price under these provisions, many agreements permit the customer to terminate the contract or refuse to buy all of the quantities contracted for. There is no guarantee that Puda will be able to replace these contracts or find different customers to purchase the quantities of cleaned coking coal not purchased under such a contract. Even if it can replace such contracts or find such new customers, there is no guaranty that such sales will be on terms as favorable as the agreements being replaced. In addition, as existing contracts expire, there is no guaranty that renewals of those agreements, if they are entered into at all, will be adjusted for increased raw material costs. Market prices for raw coking coal generally increased in most regions in China in 2004, and appear to be continuing to increase in most regions in China in 2005. Top quality raw coking coal is critical for Puda to maintain operating efficiencies and deliver the cleaned coal specifications required by its customers. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. Puda cannot predict the future strength of the coal market and cannot provide any assurances that it will be able to replace or modify existing coal sales agreements with its customers at prices which reflect the continuing increase in raw coking coal prices. A general rise in coking coal prices also may adversely affect the price of, and Puda's demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for the Company's products.

        Cyclical Coal Markets. Puda's business and operating results are substantially dependent on China's domestic demand for cleaned coking coal. Because the domestic demand for cleaned coking coal is directly affected by the international demand for cleaned coking coal and coal products generally, although it does not currently export any of its product, its business and operating results are also indirectly affected by international demand. The domestic and international coking coal markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond its control, including, but not limited to, the economic conditions in China, the global economic conditions and fluctuations in industries with high demand for coal, such as the steel and power industries. Historically, the domestic and international markets for cleaned coking coal, coal and coal-related products have at times experienced alternating periods of increased demand, causing production capacity, prices and margins to increase, followed by periods of excess supply, causing production capacity, prices and margins to decline. There can be no assurance that the domestic or international demand for cleaned coking coal will continue to grow, or that the domestic or international cleaned coking coal markets will not experience excess supply. A significant decline in demand or excess supply for cleaned coking coal may have a material adverse effect on our business and results of operations.

        Cleaned Coal Quality Specifications. Most coal sales agreements contain provisions requiring Puda to deliver coking coal meeting quality thresholds for certain characteristics such as BTUs, sulfur content, ash content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts.

        Impact of Transportation Costs and Availability. Increases in transportation costs could make some of Puda's operations less competitive than other sources of cleaned coking coal. Coal producers and processors depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to markets. While Puda's customers typically arrange and pay for transportation of cleaned coking coal from Puda's facilities to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair Puda's ability to supply coal to its customers and thus could adversely affect Puda's results of operations. For example, the high volume of raw coal shipped from all Shanxi Province mines could create temporary congestion on the rail systems servicing that region. If transportation for Puda's cleaned coking coal becomes unavailable or uneconomic for its customers, Puda's ability to sell cleaned coking coal could suffer. Transportation costs can represent a significant portion of the total cost of cleaned coal. Since Puda's customers typically pay that cost, it is a critical factor in a distant customer's purchasing decision. Moreover, certain coal sales agreements permit the customer to terminate the contract if the cost of transportation increases by specified amounts in any given 12-month period. In addition, as Puda expands is capacity and production levels, there is no guaranty that transportation will be available at a reasonable price, if available at all, to transport the additional cleaned coking coal to Puda's customers.

        Coal Processing Costs. Puda's coal processing and cleaning operations are subject to conditions beyond its control that can delay coking coal deliveries or increase the cost of processing coking coal for varying lengths of time. These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in rock and other natural materials. Delays could result in customers canceling their contracts or refusing to purchase cleaned coal which is not delivered on time. There is no guaranty that Puda could replace those sales on equally favorable terms, or that they could be replaced at all.

        Raw Coal Supply Sources. Seven of Puda's total of eight raw coking coal suppliers provided 10% or more of Puda's total raw coal purchases in tonnage in 2004, although no supplier provided more than 15% of Puda's total purchases in tonnage. Jucai Coal, the coal mine owned 75% by Zhao Yao, supplies Puda with top quality coking coal. Jucai Coal also sells top quality coking coal to other customers. Jucai Coal sold approximately 20% and 10% of its top quality raw coal production in 2003 and 2004, respectively, to Puda at prevailing market prices. The raw coking coal purchased from Jucai Coal accounted for approximately 19% and 12% of Puda's total raw coal purchases in tonnage in 2003 and 2004, respectively. Jucai Coal is an important source of top quality coking coal to Puda. If for any reason, Jucai Coal is unable or unwilling to supply its top quality coking coal to Puda in sufficient quantities, Puda's business will be adversely affected because there are very few large top quality coking coal suppliers in reasonable proximity to Puda's cleaning facilities. Because of Puda relationship with Jucai Coal, other top quality coking coal suppliers may be unwilling to supply Puda. Suppliers of lower quality coking coal are greater in number, and Puda has relatively long-term relationships with these suppliers. However, there is no assurance that any of these suppliers, including Jucai Coal, will continue to provide raw coal to Puda on a timely basis, if at all. If these suppliers face production shortages or the business relationships between Puda and these suppliers deteriorates, Puda may have difficulty in sourcing raw coking coal of comparable quality from other suppliers in a timely manner at comparable prices. In the event top quality raw coking coal is not available or is available in reduced quantities, Puda may be required to incur additional processing costs and may suffer reduced processing yield, both of which will adversely impact profitability. The Shanxi provincial authorities have recently instituted a program to streamline the Province's coal mining and processing facilities. Even if the mines where Puda obtains its coal are not shut down, the closing of mines is likely to increase demand, potentially creating shortages and driving up prices, all of which could adversely effect Puda's bottom line.

        Limited Cleaning Capacity; Delays in Delivery of Cleaned Coal. If Puda's sales increase, there is no assurance that Puda will be able to deliver increased product volumes on a timely, quality consistent and efficient basis. Puda has limited coal cleaning capacity. Currently, Puda's coal cleaning facilities can process up to 500,000 metric tons of clean coking coal per year. In 2003 and 2004, Puda's sales of clean coking coal were 363,000 metric tons and 315,000 metric tons, respectively, representing approximately 73% and 63% of overall cleaning capacity in 2003 and 2004, respectively. Puda's current lease on the Shanxi Liulin Jucai Plant, which is located about two miles from the Jucai Coal mining operations and has an annual clean coal washing capacity of 100,000 metric tons, expires in 2006. It is possible that this lease may not be renewed or may be cancelled by Puda if the additional cleaning capacity from its expansion is in production by the end of 2005. In addition, Puda may encounter unexpected delays in acquiring its new facilities and putting them into production. If Puda's capacity is not sufficient, it may not be able to meet customer demand or timing requirements of its customers, nor will it be able to meet its projected sales growth targets, all of which will have a material adverse effect on its business operations and finances.

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

        Coal Industry Capacity in China. If the coal industry experiences overcapacity in the future, Puda's profitability could be impaired. During the mid-1970s and early 1980s, a growing coal market and increased demand for coal in China attracted new investors to the coal industry, spurred the development of new mines and resulted in added production capacity throughout the industry, all of which led to increased competition and lower coal prices. Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal producers and coal processors. Any overcapacity could reduce coal prices in the future.

        Dependence on Executives. Puda Coal and Puda are highly dependent on the services of Zhao Ming and Zhao Yao, who are brothers, and the loss of their services would have a material and adverse impact on their operations. Puda is also dependent upon its relationship with their other controlled businesses. They have been primarily responsible for the development of Puda and the development and marketing of its products. None of the newly appointed executive officers of Puda Coal and Puda, including Zhao Ming and Zhao Yao currently have formal employment agreements with Puda Coal or Puda. Neither Puda Coal nor Puda has applied for key-man life insurance on the lives of these executives.

        Proprietary Knowledge and Absence of Patent Protection. Puda has no patents covering its cleaning processes and relies on the confidentiality of its cleaning processes for its coking coal in producing a competitive product. There is no assurance that confidentiality of its know-how can be maintained or that it will afford Puda a meaningful competitive advantage.

        Competition. The coal crushing, washing and processing business is highly competitive in China and, therefore, Puda faces substantial competition in connection with the marketing and sale of its products. Most of Puda's competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than Puda, and have products that have gained wide customer acceptance in the marketplace. There is no assurance that Puda can maintain or expand its market share. The greater financial resources of such competitors will permit them to implement extensive marketing and promotional programs.

        Lack of Business Insurance. Puda is self-insured and does not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on its financial condition and operations.

        Puda Coal does not carry officer and director liability insurance. This may cause Puda Coal to experience difficulties in convincing qualified persons to fill such positions. However, Puda Coal is authorized and has agreed to indemnify its officers and directors against claims or liabilities arising out of such person's conduct as officers or directors. This provision could operate to reduce the likelihood that derivative actions against directors will be brought

        Terrorist Attacks and Military Conflict. Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect Puda's and Puda's business, financial condition and results of operations. Puda's business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of its control, such as terrorist attacks and acts of war. Future terrorist attacks, rumors or threats of war, actual conflicts involving China or its allies, or military or trade disruptions affecting Puda's customers may materially adversely affect its operations. As a result, there could be delays or losses in transportation and deliveries of processed coal to Puda's customers, decreased sales of its coal and extension of time for payment of accounts receivable from its customers. Strategic targets such as energy-related assets may be at greater risk of terrorist attacks than other targets. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on Puda's business, financial condition and results of operations.

        Customer Creditworthiness. Puda's ability to collect payments from its customers could be impaired if their creditworthiness deteriorates. Puda's ability to receive payment for cleaned coal sold and delivered depends on the continued creditworthiness of its customers. Puda's customer base is and will be changing as it increases its sales from the added cleaning capacity.

        Expansion Risks. The proposed expansion of Puda's coal cleaning capacity includes the construction of new additional facilities, most of which have been substantially completed by a related party. The new facilities have not been transferred to Puda and there can be no assurance that such transfer will occur. The cost estimates and projected completion dates for construction of these new cleaning facilities may change as the projects progress. In addition, these projects may entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay Puda's receipt of increased sales revenues. There is no assurance that Puda will be able to sell any or all of the cleaned coal that any newly-constructed capacity could produce, and there is no assurance that Puda will be able to source sufficient raw coal to allow it to utilize such additional processing capacity. The projects of Puda to finance, develop, and expand its coal cleaning facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. There can be no assurance that any of these projects will become operational within the estimated time frames and projected budgets at the time Puda enters into a particular agreement, or at all. In addition, Puda may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. There can be no assurance that the significant expenditures required to expand its coal cleaning plants will ultimately result in the establishment of increased profitable operations. When Puda's future expansion projects become operational, it will be required to add and train personnel, expand its management information systems and control expenses. If it does not successfully address its increased management needs or Puda is otherwise is unable to manage its growth effectively, Puda's operating results could be materially and adversely affected. There is no assurance that Puda will be able to adequately finance the purchase of the additional capacity from its related party on acceptable terms and, if the related party is unwilling to provide or continue such financing, obtain such financing from a third party financial institution.

        Ability to Manage Growth. To implement its business plan, Puda must expand its operations, financial systems, and personnel. Puda may be unable to hire and train sufficient personnel to manage the growth that may result from a successful offering, which would result in Puda being unable to capitalize on the opportunity in the market, and might cause its financial condition and results of operations to suffer.

Risks Relating to Doing Business in China

        Doing Business in China. Substantially all of Puda's business operations are conducted in China. Accordingly, its results of operations, financial condition and prospects are subject to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including its levels of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the Chinese government has been reforming its economic system. These reforms have resulted in significant economic growth and social progress. Although Puda believes that economic reform and the macroeconomic policies and measures adopted by the current Chinese government will continue to have a positive effect on economic development in China and that Puda will continue to benefit from such policies and measures they may enjoy, these policies and measure may from time to time be modified or revised. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. Furthermore, while the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, some of these measures may also have a negative effect on Puda. For example, Puda's financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to Puda. Also, since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth including certain levels of price controls on raw coking coal. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect Puda's results of operations and financial condition. Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material and adverse effect on the overall economic growth of China, and could adversely affect Puda's business operations.

        China's Legal System. In China, Puda Coal conducts its business primarily through its wholly-owned subsidiary, Putai and through its controlled affiliate, Puda. Puda Coal's operations in China are governed by Chinese laws and regulations. Putai is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

        Litigation in China. Puda Coal conducts substantially all of its operations through Puda, its controlled affiliate in Shanxi Province, China and substantially all of Puda's assets are located in China. In addition, all of Puda Coal's senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon Puda Coal's senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

        In the event that a shareholder of Puda Coal has a cause of action against any officer or director of the Company, it may be difficult to obtain service of process against such persons or to commence and prosecute such action in the United States. In addition, if any shareholder has any cause of action against the Company, even if the shareholder prevails in an action against it, all of its significant tangible assets are located outside of the United States and enforcement of a judgment may be difficult, if not impossible.

        Government Regulation of Mining Industry in China. Puda is subject to extensive regulation by China's Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, storage, and distribution of its product. Puda's processing facilities are subject to periodic inspection by national, province, county and local authorities. There can be no assurance that Puda is and will continue to be in substantial compliance with current laws and regulations, or whether Puda will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, Puda will be required to conform its activities in order to comply with such regulations. Failure by Puda to comply with applicable laws and regulations could subject Puda to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on its business, operations and finances. Changes in applicable laws and regulations may also have a negative impact on Puda's sales. Certain contracts with its customers permit the customers to terminate the contract in the event of changes in regulations affecting the industry that increase the price of coal beyond specified limits.

        The government regulation of Puda's coal processing operations, which imposes additional costs on it, and future regulations could increase those costs or limit Puda's ability to crush, clean and process coking coal. China's central, provincial and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Puda is required to prepare and present China's central, provincial and local authorities data pertaining to the effect or impact that any proposed processing of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement, expansion or continuation of Puda's coal processing operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially and adversely affect Puda's operations, its cost structure and/or its customers' ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require Puda or its customers to change operations significantly or incur increased costs. Certain sales agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on Puda's financial condition and results of operations.

        Foreign Currency Exchange in China. The Chinese currency, "Renminbi", or "RMB", is not a freely convertible currency, which could limit Puda's ability to obtain sufficient foreign currency to support its business operations in the future. Puda relies on the Chinese government's foreign currency conversion policies, which may change at any time, in regard to its currency exchange needs. Puda receives all of its revenues in Renminbi, which is not freely convertible into other foreign currencies. Under our current structure, our income is derived from payments from our Chinese controlled affiliate, Puda and our Chinese subsidiary, Putai. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. Current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations. Fluctuations in the exchange rate between the Chinese RMB and the United States dollar in the future could adversely affect Puda's operating results. The functional currency of Puda's operations in China is Renminbi. Results of Puda's operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect Puda's expenses and results of operations as well as the value of its assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although Puda may use hedging techniques in the future (which it currently does not use), Puda may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on Puda's operating results and stock prices.

        Chinese Exchange Rates. Effective July 21, 2005, The People's Bank of China announced that the Renminbi exchange rate regime was reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi will continue to change in the future.

        Timely Information. As a company based in China, Puda Coal's shareholders may have greater difficulty in obtaining information about Puda Coal and its subsidiaries and controlled affiliates on a timely basis than would shareholders of a U.S.-based company. Puda Coal's operations will continue to be conducted in China and shareholders may have difficulty in obtaining information about Puda from sources other than Puda Coal itself. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits, contract awards for development projects, etc. will not be readily available to shareholders. Shareholders will be dependent upon Puda Coal's management for reports of Puda's progress, development, activities and expenditure of proceeds.

        Chinese SAFE Regulations. The State Administration of Foreign Exchange ("SAFE") in China issued public Circular No. 75 on October 21, 2005 concerning foreign exchange regulations on financings and returns on investments made by PRC residents through off-shore investment vehicles. The circular went into effect November 1, 2005 and replaces Circular No. 11 issued January 24, 2005 and Circular No. 29 issued April 8, 2005 concerning foreign investment regulations on mergers and acquisitions in China. Circular No. 75 eliminates the requirement under the prior two circulars for the China Ministry of Commerce ("MOFCOM") to approve offshore investments made by PRC individual residents. This change effectively enables PRC individual residents to set up, control or otherwise invest into China through an offshore vehicle for the purposes of attracted overseas financing and facilitating an offshore public listing or offshore merger and acquisition exit, so long as such individuals comply with the SAFE registration procedures contained in Circular No. 75.

        Putai, which is held by an offshore vehicle, Puda BVI, has received its SAFE approval prior to the issuance of the initial January notice. However, Putai has not notified SAFE of the recent ownership changes of Puda BVI in connection with the Exchange Agreement. Further, to our knowledge, none of the shareholders of Puda Coal who are Chinese residents has complied with the new SAFE registration requirements under Circular No. 75 with respect to their ownership in an offshore enterprise. Under Circular No. 75, previously established offshore structures for which registrations have not yet been made with SAFE are required to be completed by March 31, 2006. Penalties for non-compliance which may be issued by SAFE can impact the PRC resident investor as well as the onshore subsidiary. However, certain matters related to implementation of Circular No. 75 remain unclear or untested. As a result, Putai may be impacted by such potential penalties which may be issued by SAFE. For instance, remedial action for violation of the SAFE requirements may be to restrict the ability of Putai to repatriate and distribute its profits to Puda BVI and ultimately, to Puda Coal in the United States. The results of non-compliance are uncertain, and there is no assurance that such penalties and other remedial measures will not have a material adverse impact upon Puda Coal's financial condition and results of operations. In addition, if Puda Coal decides to exercise Putai's option to acquire all of the capital stock of Puda pursuant to the Exclusive Option Agreements dated June 24, 2005, there is no assurance that Puda Coal or the owners of Puda will be able to complete all the necessary filings and obtain the necessary registrations required by Circular No. 75. Although Circular No. 75 has removed the requirement for MOFCOM approval, the burdens that remain under the SAFE registration process may still restrict Puda Coal's ability to control and manage Puda and could adversely affect our business and prospects.

        Payment of Dividends. In order to pay dividends, a conversion of Renminbi into U.S. dollars is required. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of Puda to meet its cash needs, and to pay dividends. However, Putai is presently classified as a wholly-owned foreign enterprise ("WFOE") in China that has verifiable foreign investment in China, funding having been made through an official Chinese banking channel. Because Putai qualifies for treatment as a WFOE, it can convert Renminbi, declare dividends and its funds can be repatriated to Puda in the United States under current laws and regulations in China, subject to limitations and restrictions imposed by Chinese laws, such as the SAFE notices issued by the State Administration of Foreign Exchange. See "Chinese SAFE Regulation", above. However, the Chinese laws governing foreign currency exchange are evolving, and changes in such laws may adversely affect the ability to convert Renminbi, declare dividends and repatriate funds to the United States.

        Because Puda Coal's cash flow are dependent on dividend distributions from its affiliated entities in China, Puda Coal may be restricted from distributing dividends to its stockholders if it does not receive distributions of dividends from its affiliates.

        Contractual Arrangements. Through the Restructuring Agreements and an offshore holding structure commonly used by foreign investors with operations in China, Puda Coal manages and controls the operations of Puda and receives the economic benefits derived from Puda's operations. Puda Coal, Puda BVI and Putai do not have a direct controlling ownership in Puda. If the Chinese government determines that our agreements with Puda are not in compliance with applicable regulations, Puda Coal's business interests in China could be adversely affected. Pursuant to the Operating Agreements, Putai has agreed to advise, consult, manage and operate Puda's business, to provide certain financial accommodations to Puda, and to license certain technology to Puda for use in its business, in exchange for Puda's payment of all of its operating cash flow to Putai. Further, each of the individual owners of Puda have granted Putai the exclusive right and option to acquire all of their registered capital of Puda and have authorized Putai to vote at any meeting or action of the owners of Puda and to act as the representative for such owners in all matters respecting Puda. We cannot be sure that the Chinese government would view the Operating Agreements to be in compliance with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the Chinese government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts. We must rely on the Operating Agreements to control and operate Puda's business. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, Puda could fail to take actions required for our business or fail to maintain and operate its business in compliance with its contractual obligation to do so. Puda may transact business with parties not affiliated with us. If Puda fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of Puda would always act in the best interests of Puda Coal, especially if they leave Puda Coal.

        Substantially all profits generated from Puda will be paid to Putai through related party transactions under Operating Agreements. Puda Coal believes that the terms under the Operating Agreements are in compliance with the laws in China. However, the interpretation and application of existing Chinese laws, regulations and policies, the stated positions of the Chinese authorities and possible new laws, regulations or policies, there are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in China. As such, it is possible the Operating Agreements and other similar contractual agreements may be subject to differing applications and interpretations under Chinese laws. Further, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that tax authorities in China may challenge the transfer prices that we have used for related party transactions among our entities in China in the future.

        Other Regulation. Puda's business will be subject to regulation and/or licensing by federal, state, or local authorities as well as central, provincial, local and municipal regulation and licensing in China. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process.

Other Risks

        Penny Stock Rules. Puda Coal may be subject now and in the future to the Securities and Exchange Commission's ("SEC") 'penny stock' rules if Puda Coal's common stock sells below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide thecustomer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

        In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for Puda Coal's common stock. As long as its common stock is subject to the penny stock rules, the holders of such common stock may find it more difficult to sell their securities. Conflicts may exist with certain of our officers and directors, which may cause them to give priority to other matters over our needs, which may materially affect our operations.

        Possible Rule 144 Sales. A substantial majority of Puda Coal's outstanding shares of common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "1933 Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the 1933 Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. Stockholders of Puda Coal before the closing of the Exchange Agreement who owned 10% or more of Puda Coal's shares will likely be deemed an affiliate until 90 days after the exchange transaction was completed. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the 1933 Act, if available, or pursuant to subsequent registrations of Puda Coal's shares, may have a depressive effect upon the price of Puda Coal's shares in any active market that may develop.

        Liability Prior to the Reverse Merger. The Company was formerly known as Purezza Group, Inc., and was originally formed to market Phoslock, a patented product to remove phosphorus and other oxyanions in natural and industrial waters and wastewater streams. On April 23, 2004, we transferred all of our assets including, cash on hand, the Phoslock product line, and all of our rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. However, such transfer did not eliminate any liabilities which we might have had while operating as the Purezza Group, Inc. or our operations relating to the Phoslock product line.  As a result, Puda Coal may still be subject to certain liabilities in connection with the operations of Purezza Group, Inc.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Report, Puda Coal conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of Puda Coal's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "1934 Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Puda Coal's disclosure controls and procedures are effective to ensure that information required to be disclosed by Puda Coal in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Puda Coal's internal controls over financial reporting during Puda Coal's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Puda Coal's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On July 15, 2005, Puda Coal issued 1,000,000 shares of its restricted Series A Convertible Preferred Stock to Zhao Ming, Zhao Yao and Worldwide Gateway Co., Ltd. in exchange for all of their ownership interests in Puda Investment Holding Limited ("Puda BVI"), an International Business Company incorporated in the British Virgin Islands, in reliance upon Section 4(2) under the Securities Act of 1933, as amended. Reference is made to the Form 8-K current report of Puda Coal dated July 15, 2005 and field with the SEC on July 18, 2005.

        On September 8, 2005, Puda Coal completed a 1 for 10 reverse stock split of its outstanding common stock which triggered, pursuant to the provisions of Puda Coal's Articles of Incorporation, a mandatory conversion of the Company's Series A Convertible Preferred Stock (the "Mandatory Conversion"). On the Mandatory Conversion, the holders of Series A Preferred Stock automatically received common stock at the conversion rate of 678.5 shares of fully paid and non-assessable common stock for one (1) share of Series A Preferred Stock. Puda BVI members received, in the aggregate, approximately 67,850,000 shares of Puda Coal's common stock, representing 92% of the outstanding shares of Puda Coal's common stock. The existing stockholders of Puda Coal own approximately 5,900,000 shares of Puda Coal's common stock, representing 8% of the outstanding shares of common stock. The issuance of common stock in connection with the Mandatory Conversion was made in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

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

        On October 12, 2005, Puda Coal obtained authorization by written consent of the shareholders to remove Rachel Li as director of Puda Coal effective August 23, 2005. Ms. Li had been elected in connection with the Exchange Agreement among Taiyuan Putai Business Consulting Co., Ltd., Shanxi Puda Resources Co., Ltd, Puda BVI and each of the members of Puda BVI effective June 20, 2005 (the "Exchange Agreement") and pursuant to a certain Voting Agreement among Zhao Ming, Zhao Yao, Keating Reverse Merger Fund, LLC ("KRM Fund"), and Worldwide Gateway Co,, Ltd., effective June 20, 2005 (the "Voting Agreement"), whereby the KRM Fund has the right to designate one member to serve on Puda Coal's board of directors for that one year following the closing of the Exchange Agreement, which occurred on July 15th, 2005, and such member shall be an independent director, and otherwise acceptable to Zhao Ming ("KRM Fund Designee"). The KRM Fund has indicated to Puda Coal that it intends to appoint the KRM Fund Designee as soon as a suitable candidate is identified.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

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

3.5

Articles of Amendment, to Articles of Incorporation of September 1, 2005 is incorporated by reference to Exhibit 3.1 to the Form 8-K current report of Puda Coal filed with the Commission on September 21, 2005

3.6	By-Laws of Puda Coal (formerly Purezza Group, Inc.) is incorporated by reference to Exhibit 3.2 to its Form SB-2 registration statement filed on April 1, 2002 (File No. 333-8506)

10.1

Exchange Agreement dated June 20, 2005, between Puda Coal, Puda, Puda BVI, Putai and the members of Puda BVI is incorporated herein by reference to Exhibit 2.1 Form 8-K current report of Puda Coal dated June 20, 2005, that was filed on June 27, 2005

10.2

Technology License Agreement dated June 24, 2005 between Puda and Putai is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

10.3

Operating Agreement dated June 24, 2005 between Puda, Putai, Zhao Ming and Zhao Yao is incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

10.4

Exclusive Consulting Agreement dated June 24, 2005 between Puda and Putai is incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

10.5

Exclusive Option Agreement dated June 24, 2005 between Puda, Putai, Zhao Ming and Zhao Yao is incorporated herein by reference to Exhibit 10.4 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

10.6

Authorization dated June 24, 2005 between Puda, Putai and Zhao Ming is incorporated herein by reference to Exhibit 10.5 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

10.7

Authorization dated June 24, 2005 between Puda, Putai, and Zhao Yao is incorporated herein by reference to Exhibit 10.6 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

10.8

Financial Advisory Agreement dated June 29, 2005, between Puda Coal and Keating Securities, LLC is incorporated herein by reference to Exhibit 10.7 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

99.1

Press Release announcing the Closing filed on July 7, 2005 is incorporated herein by reference to Exhibit 99.1 to the Form 8-K current report of Puda Coal dated July 15, 2005, filed with the Commission on June 18, 2005

31.1	Certification of Mr. Zhao Ming pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ms. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PUDA COAL, INC.

	By:	/s/ Zhao Ming
Zhao Ming
Chief Executive Officer and President

Date: November 14, 2005