Form 10KSB
period 2005-12-31
Puda Coal, Inc.
filed 2006-03-30
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2005

[]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-49635.

PUDA COAL, INC.
(Name of small business issuer in its charter)

Florida	65-1129912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

426 Xuefu Street, Taiyuan, Shanxi Province, The People's Republic of China
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: 011 86 351 228 1300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: Common Stock, $.001 par value

Name of each exchange on which registered: N/A

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State issuer’s revenues for its most recent fiscal year.  $51,710,000

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the common equity, as of March 29, 2006 was $17,313,400. Solely for the purposes of this calculation, all persons who are executive officers or directors of the Registrant and all persons known to the Registrant to hold more than 5% of the Registrant’s outstanding common stock have been deemed to be affiliates.

The total number of shares of common stock of the Registrant that were outstanding on March 29, 2006 was 75,916,174.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [ X ]

PART I

Item 1. Description of Business.

General Business Overview

BUSINESS

Overview

We are a supplier of high-grade metallurgical coking coal to the industrial sector in the People’s Republic of China (the “PRC” or “China”). Our processed coking coal is primarily purchased by coke and steel producers for the purpose of making the coke required for the steel manufacturing process. Our operations are conducted exclusively by an affiliate in China which we control through contractual arrangement.

We clean raw coking coal sourced from third party coal mines primarily located in Liulin County, Shanxi Province and market the cleaned, high quality coking coal to coke and steel makers in our geographic market.  Our current primary geographic markets include:

•

Shanxi Province

•

Inner Mongolia Autonomous Region

•

Hebei Province

•

Beijing

•

Tianjin

We focus on value-added coal washing processes and specialize in providing the high quality, cleaned coking coal, which is the quality level required to produce steel. The demand for the form of high quality coking which we produce is primarily driven by China's industrial expansion and advancement, which depends on the availability of large amounts of steel for building infrastructure.  We are not a coal mining operation and do not own any coal mines.  We currently purchase raw coal from a diversified pool of local coal mines in Shanxi Province, including a number of mines in Liulin County.

Located in Liulin County, Shanxi Province, an area known as the "King of Coal" for its high quality coking coal reserves, we are strategically located in proximity to some of the highest quality coking coal reserves suitable for steel making. We are in the process of significantly expanding our capacity to 2.7 million MT per year through the acquisition in 2005 of two new cleaning facilities.  One of our new facilities became operational in late 2005 and the other, which is in testing, expects to become operational in April of 2006.  As such a large volume supplier, we will enjoy certain advantages as we believe our primary customer base of coke and steel makers will continue to focus on suppliers that can deliver large volume, consistently high quality coking coal.  We will also be well positioned to serve the demand for steel production in China - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities.  These customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines which is the most cost effective method for coal transport.

Prior to our expansion we had two cleaning facilities located in Liulin County, Shanxi Province with an annual cleaned coal washing capacity of 500,000 MT.  Liulin County is located approximately 120 miles southwest of Shanxi Coal’s executive offices in Taiyuan City.  Shanxi Coal acquired approximately 2.3 million MT of annual clean coal capacity in late 2006 as the result of the acquisition of a new coal processing plant in Liulin County (the “New Shanxi Liulin Plant”) and acquisition of a new coal processing plant in Zhong Yang County, Shanxi Province (the "New Zhong Yang Plant”).  The New Shanxi Liulin Plant is now fully operational and the New Zhong Yang Plant is in the testing stages and is expected to be fully operational in April of 2006.

Shanxi Coal purchased this new capacity from Resources Group, a related party, at its cost with a $13,000,000 secured loan amortized over 10 years and paid from Shanxi Coal's revenues.

 We believe we are well positioned to participate in the early stages of China's modernization of the coal, coking and steel making industries. The Shanxi provincial authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 and 900,000, in an effort to stream line its coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics.  By acquiring modern facilities and adhering to Shanxi Province's emissions standards, we have adopted a business strategy that we believe fits the industry's development path, and will make us leader of Shanxi Province's future coal sector.   With the additional cleaning capacity and the increased annual production of high quality coking coal from Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), we hope to achieve significant growth in our business.

Our principal executive office is located at 426 Xuefu Street, Taiyuan City, Shanxi Province, China.  Our telephone number is +86 (351) 2281300 and its facsimile number is +86 (351) 7034401.

Corporate Structure

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Florida corporation which owns Puda Investment Holding Limited, an International Business Company incorporated in the British Virgin Islands (“BVI”); BVI owns Taiyuan Putai Business Consulting Co., Ltd., a wholly foreign-owned enterprise established under the laws of the PRC (“Putai”).  Our operations are conducted exclusively through Shanxi Puda Coal Group Co., Ltd., a PRC limited liability company ("Shanxi Coal") wholly owned by our chief executive officer, Zhao Ming (80%) and our chief operations officer, Zhao Yao (20%), both of whom are PRC citizens. Puda Coal does not have a direct equity interest in Shanxi Coal, however, through a series of operating agreements among Putai, Shanxi Coal, Zhao Ming and Zhao Yao ("Operating Agreements"), we manage and control the operations of Shanxi Coal and receive the economic benefits and incur the risks derived from Shanxi Coal's operations. Zhao Ming and Zhao Yao are brothers and significant shareholders of Puda Coal. Zhao Ming owns 70.2% and Zhao Yao owns 17.5% of Puda Coal and after the conversion will own 41.5% and 10.3% of our stock, respectively.

The following chart depicts our organizational structure:

Puda Coal, Inc.
"Puda"
100%
Puda Investment Holding Limited
"BVI"
100%
Outside China
In China
Taiyuan Putai Business Consulting Co., Ltd.
"Putai"
Zhao Ming
Zhao Yao
80%
20%
Shanxi Puda Coal Group Co., Ltd.
"Shanxi Coal"

Equity interest

Contractual arrangements: exclusive consulting agreement, operating agreement and technology license agreement, see "Corporate Structure."

Contractual arrangements: exclusive option agreements. For a description of these agreements, see "Corporate Structure."

Although we do not own Shanxi Coal, under accounting principles generally accepted in the United States of America, or U.S. GAAP, Shanxi Coal is included in our consolidated financial statements because our contractual arrangements with that entity provide us with the risks and rewards associated with equity ownership and grant us control over it.  Each of the individual owners of Shanxi

Coal have authorized Putai to vote at any meeting or action of the owners of Shanxi Coal and to act as the representative for such owners in all matters respecting Shanxi Coal.

Through our Operating Agreements, which consist of the Exclusive Consulting Agreement, the Operating Agreement, the Technology License Agreement, and the Exclusive Option Agreements, each dated June 24, 2005, Putai has agreed to advise, consult, manage and operate Shanxi Coal's business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal's payment of all of its Operating Cash Flow, as such term is defined in the Operating Agreements. A copy of each of the Operating Agreements was filed as an exhibit to our Current Report on Form 8-K dated July 15, 2005 as filed with the SEC on July 18, 2005. Putai is a wholly foreign owned enterprise ("WFOE") under Chinese laws.  Putai's capital stock is owned 100% by BVI, an International Business Company incorporated in the British Virgin Islands.  BVI is a wholly-owned subsidiary of Puda Coal.

The Operating Agreements provide us, through our subsidiaries, with effective voting and management control over Shanxi Coal.  Zhao Ming and Zhao Yao, the stockholders of Shanxi Coal, have granted Putai the exclusive right and option to acquire all of their capital stock of Shanxi Coal and have further authorized Putai to vote at any meeting or action of the stockholders of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal's capital stock.

Our company has been structured in this way because our acquisition of Shanxi Coal would have to have been paid in cash, not stock.  Chinese law would not have permitted us to acquire Shanxi Coal in exchange for stock in our company.  This would have required a large influx of cash. Structured in this way, our Company can accumulate funds prior to exercising our option to purchase Shanxi Coal, if we elect to do so.  We established Putai as a WFOE.  There are no restrictions on paying dividends from China to a WFOE.

History and Background of the Company

We were formerly known as Purezza Group, Inc., and originally formed to market a product called Phoslock, a patented product to remove phosphorus and other oxyanions in natural and industrial waters and wastewater streams. On April 23, 2004, we transferred all of our assets including, cash on hand, the Phoslock product line, and all of our rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc., our wholly owned subsidiary.   Concurrently with the asset transfer to Purezza Marketing, we distributed on a pro rata basis all of our stock ownership in Purezza Marketing to the holders of our Common Stock. As a result of this transfer and the distribution of our stock, Purezza Marketing operated independently from us and as a successor to our business and operations. As a result of the asset transfer and the Distribution, we no longer had any meaningful business assets, operations or sources of revenue.

On April 23, 2004, Keating Reverse Merger Fund, LLC, pursuant to a Stock Purchase Agreement, acquired from International Equities Group, Inc. 37,185,000 shares of our Common Stock.   In order to fund our working capital needs, we sold to Keating Reverse Merger Fund 10,000,000 shares of our Common Stock at a purchase price of $0.01 per share, for an aggregate consideration of $100,000.

Reverse Merger Transaction

Effective July 15, 2005, we closed an Exchange Agreement  with Putai, Shanxi Coal, BVI, and each of the members of BVI. At the closing, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock and ownership interests of BVI from the BVI Members, and the BVI Members contributed all of their interests in BVI to Puda Coal. In exchange, we issued to the

BVI Members 1,000,000 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, which were convertible into 678,500,000 shares of our Common Stock. At the closing, BVI became our wholly-owned subsidiary. BVI, in turn, owns all of the registered capital of Putai, a wholly foreign owned enterprise registered under the laws of the PRC, sometimes referred to as a WFOE.

Each Preferred Share was convertible into 678.5 shares of our Common Stock. The Preferred Shares immediately and automatically converted into shares of our Common Stock upon the effective date of the 1-for-10 reverse stock split of our outstanding Common Stock.

Post-Reverse Merger Events

Effective August 2, 2005, stockholders holding the majority of the shares of our outstanding stock entitled to vote thereon executed a written consent which: (i) approved a change in the name of Purezza Group, Inc. to Puda Coal, Inc.; (ii) approved an increase in the authorized number of shares of Common Stock from 100,000,000 shares to 150,000,000 shares of Common Stock, $.001 par value; (iii) changed the purpose of Puda Coal to reflect a change of  business to crushing, washing and processing of coal; (iv) authorized the Board of Directors to fix the number of persons constituting the Board of Directors; (v) authorized meetings of the Board of Directors to be held by written consent signed by all members of the Board of Directors; and (vi) authorized a 1-for-10 reverse stock split of our outstanding Common Stock.  The Reverse Split was consummated effective September 8, 2005, and the 1,000,000 shares of our Series A Convertible Preferred Stock were automatically converted into 67,850,000 shares of our Common Stock after giving effect to the Reverse Split.

In connection with the Reverse Split, our trading symbol on the OTC BB was changed to "PUDC" effective September 8, 2005.

Coal Cleaning

Coal cleaning is the physical process and the stage in coal production when the raw "run-of-mine" coal is processed into a range of cleaned, graded, and uniform coal products suitable for the commercial market. Shanxi Coal specializes in providing cleaned coking coal for the steel making industry and is located in Shanxi Province - the heartland of China's raw coal and coke production. High quality, cleaned coking coal is best suited for making coke for purposes such as steel manufacturing.

Cleaned coking coal contains fewer impurities, and the cleaning process can reduce the ash content of raw coal by 50% and lower emissions of carbon dioxide (CO2) and sulfur dioxide (SO2).  High quality, cleaned coking coal provides increased commercial value, reduced ash content, reduced SO2 and CO2 emissions, and reduced transportation requirement compared to raw coking coal.  Depending on customers' specifications and requirements, we purchase different qualities of raw coking coal as inputs, mix them together and prepare them into a consistent quality, cleaned coking coal.  With Shanxi Coal’s over ten years experience in mixing coal and our raw coal supply sources, we consistently provides cleaned coking coal with an external, or total, ash content of less than 9.5% and maximum 0.6% sulfur content, the industry specification for coking coal, which can be further processed (through a coking process) into coke - a primary feedstock for iron and steel making. We consistently meet or exceed these industry specifications for cleaned coking, although most steel and coke makers are forced to accept off-specification coking coal (external ash content exceeding 9.5%) due to the limited supply of specification grade coking coal.

To produce consistent quality clean coking coal meeting steel makers specifications (less than 9.5% external ash content and 0.6% maximum sulfur content), we mix about 55% to 60% of high quality raw coking coal by weight with 40% to 45% lower quality raw coking coal by weight.  Although the supply of high quality raw coking coal is limited even in Shanxi Province, we have direct access to an abundance of the high quality raw coking coal through Jucai Coal, two related party mines and two non-related party mines.  Meanwhile, the lower quality raw coking coal is available in more abundance and less difficult to source.

Two coal cleaning processes predominate in the industry: dense medium ("DM") separation and jig washing.  Both processes are widely applied throughout the world. Jig washing is perceived as a simpler, lower-cost option than DM separation and a range of improved jigs has continued to find wide application in Germany, India, and China.  During the coal cleaning process, either water (for wet washing method) or air (dry washing method) can be used as the medium for the cleaning and beneficiation.  The dry coal beneficiation process was widely used in Europe and the United States during the period 1930-1965, but was later abandoned largely because separation was not accurate, available technology severely restricted feed size and throughput and moisture presented a major inhibiting factor on performance.  There remain a small number of dry coal beneficiation units in operation, particularly in some areas of China where water is scarce.

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China's steel making industry.  These washing technologies are licensed from Putai.  We also have our own wells as a water source for our coal cleaning process and, together with the recycling of water from the coal cleaning system, our plants have a sufficient and reliable supply of water for our existing operations.

Coal Washing Industry in China; Competition

Coal plays a fundamental role in the global economy.  China is both one of the largest consumers and producers of coal in the world.  China's coal production was 1.9 billion MT in 2004, a 12% increase over 2003, and in 2005 production reached 2.19 billion MT, a 14% increase over 2004.

Coal, in its raw or processed forms, is mainly used in four major industries:

•

Coal-fired power plants

•

Steel manufacturing

•

Metallurgy of non-ferrous metals

•

Cement production

Steel production is highly dependent on high quality coking coal feedstock.  China was the largest steel producer in the world producing 349 million MT in 2004, representing 31% of the world's total steel production in 2005.  The next two largest steel producers in the world - Japan and the United States - produced a combined 206.4 million MT, or 28% of global production.

Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth.  China's steel consumption totaled 289.6 million MT in 2004, or 27% global steel consumption.  Imports of steel fell 18% in 2005 to 27.3 million MT, from 33.2 million MT in 2004.  Exports grew 36% in 2005 to reach 27 million MT from 33.2 million MT in 2004, a 25% increase.

China's growing appetite for steel production is not expected to slow down for some time.  Real estate construction in China continues to boom, and the Beijing 2008 Olympics, the 2010 Shanghai World Expo and the Three Gorges Dam projects are expected to help fuel the growth.  However, as China's demand for steel grows, government authorities have taken the initial steps to modernize the coal, coking and steel making industries.  The Shanxi provincial authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 and 900,000, in an effort to stream line its coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics.

By acquiring modern cleaning facilities and adhering to Shanxi Province's emissions standards, we believe we have adopted a business strategy that fits the industry's development path.  And with Jucai Coal's mining improvement and expansion plans and our long-standing relations with our customers - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities - we may in the future supply a significant portion of cleaned coking coal in Shanxi Province.

In China, many coal mines do not have their own coal cleaning facilities or have inadequate cleaning capacities. Coal cleaning companies, such as Shanxi Coal, were established to meet the demand for cleaned coal.  With our capacity of 2.7 million MT of annual cleaned coal, which we expect to have by April of 2006 once our second new facility becomes fully operational, we believe that we are well positioned to participate in the early stages of China's modernization of the coal, coking and steel making industries.

Although there are many coal cleaning plants located in the northeast China, the lower quality of the raw coal in this region makes these plants less competitive in the cleaned coal market, especially in the coking coal market which serves the steel making industry and coal-fired electric utilities.  Lower quality coal markets include metallurgy of non-ferrous metals and cement production - both of which are not attractive market segments for us.

Raw Coal Supply

One of our competitive advantages is our access to the high quality raw coking coal in Liulin County, Shanxi Province - an area famed as China's "King of Coal", which has the highest processing yield and the lowest processing cost of any coking coal in China.  We are not a coal mining operation and do not own any coal mines.  However, our coal cleaning facilities are ideally situated in Liulin County, Shanxi Province, where high quality of coking coal reserves exist.  Proximity to this high quality raw coking coal is critical to us for many reasons, including:

•

High quality raw coking coal is needed to consistently meet our customer specifications for cleaned coking coal, with our larger customers insisting on even greater levels of quality consistency to improve the operating efficiency, pollution control and profits of our own operations.

•

If we are required to use a lower quality of raw coking coal, the yield, or the volume of cleaned coking coal produced form a MT of raw coking coal, will be reduced and adversely affect our gross margins.

•

The further the cleaning facilities are from the mines, the higher the cost to transport raw coal from the mines to the cleaning facilities, a cost typically absorbed by the coal cleaning facility.  Our current and new cleaning facilities are all located in close proximity to our major raw coking coal sources, especially Jucai Coal and the other two related party mines.

Liulin County has the largest reserves of high quality raw coking coal in China.  Raw coking coal, which has a range of quality characteristics, has a maximum sulfur content of 0.6%, an internal ash content of 4% to 7%, and an external ash content of 10% to 14%.  External ash content is the measure of the total ash content of the coal.  The process of coal washing is applied to raw coking coal in order to reduce the amount of its external ash content, or total ash content, so that it can be used as by steel manufacturers.  Steel and coke makers generally require, although they do not always receive, cleaned coking coal to meet a minimum specification of maximum 0.6% sulfur content and 9.5% external, or total, ash content.  Since the coal cleaning process does not reduce the internal ash content, higher quality raw coking coal is preferred for producing a consistent quality, cleaned coking coal meeting the steel and coke makers’ specifications.

We are supplied raw coking coal by a number of mines in Liulin County as well as other mines in Shanxi Province.  The high quality raw coking coal we need to source and process to meet the quality level required by steel makers is more difficult to access in China than medium and low quality raw coal, which is a commodity and more readily available. Our primary supplier of high quality raw coking coal is Jucai Coal, a coal mine that is owned 75% by Zhao Yao, our Chief Operating Officer and a 17.5% (10.3% after the Conversion) stockholder of Puda Coal.  In addition to us, Jucai Coal also supplies high grade coal to other unrelated parties.

Jucai Coal has committed to supply us with our high quality raw coking coal requirements, and as a result, we believe that we will have access to sufficient high quality coking coal to meet our needs, even as we increases our cleaned coking coal washing capacity. Jucai Coal sold us 40,035 MT and 135,273 MT in 2004 and 2005, respectively.

We have a preferred supply arrangement with Jucai Coal and it is giving us priority over its other customers and subject to its output capacity, has agreed to supply us with our entire high quality raw coking coal requirements pursuant to a coal supply agreement.  We receive favorable pricing terms which are at a RMB30 to RMB50 discount per MT from the price Jucai Coal sells its high quality raw coking coal to its other customers. Payment terms are based on industry standards of 75% of the total purchase price paid by is to Jucai Coal at delivery with the balance due within 30 days after delivery.  Furthermore, Jucai Coal is required to maintain the quality of the coking coal at high quality which requires that such coking coal shall have a maximum 4% internal ash content, maximum 0.6% sulfur content, and external ash content of less than 10%.

We also source raw coking coal from two major coal mines located in Liulin County near our cleaning facilities. These mines produce quality coking coal, although not at the quality level which Jucai Coal produces. These suppliers provide raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content.  These suppliers are:

•

Liujiazhuang Coal Mine - Shanxi Coal purchased about 47,049 MT and 60,572 MT from this mine in 2004 and 2005.

•

Liulin Dadongzhuang Coal Mine - Shanxi Coal purchased about 47,220 MT and 107,010 MT from this mine in 2004 and 2005.

In addition, we have access to quality raw coking coal through Resources Group, which is also controlled by Zhao Ming (80%) and by Zhao Yao (20%).  Zhao Ming and Zhao Yao are executive officers of Shanxi Coal and Puda Coal and are brothers.  They are also significant shareholders of Puda Coal, owning 70.2% and 17.5.% of our common stock, respectively (41.5% and 10.35%, respectively after the Conversion).  Resources Group has raw coking coal available from their 50%-owned Miao Wan Coal Mine in Liulin County and their 100%-owned Zhong Yang Coal Mine in Zhong Yang County, Shanxi Province.  These two mines produce raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content.  Miao Wan Coal Mine and Zhong Yang Coal Mine each have current annual production of 400,000 MT, while Zhong Yang Coal Mine is expected to increase its output due to upgrades and additions to their mining machinery. We have not yet purchased coal from either of these mines and have no immediate plans to do so, but it remains an available option if we require it.

We are supplied and have access to lower quality coking coal from a number of other coal mines in Shanxi Province which produce raw coking coal with an internal ash content in excess of 7%.  Sources of lower quality coking coal are plentiful around our cleaning facilities, and this lower quality coking coal typically sells at a discount to the prevailing high quality raw coking coal.

Shanxi Coal's raw coal suppliers in 2005 and 2004 were as follows:

	2005
Suppliers	Volume	% of
	(MTs)	Total
Jucai Coal Mine	135,273	13.9%
Liulin Jijiata Dadongzhuang	107,030	11.0%
Yumenzhen Coal Mine	100,332	10.3%
Liulin Nanpo Coal Mine	96,826	10.0%
Renjiasan Coal Mine	87,223	9.0%
Jijiata Coal Mine	77,842	8.0%
Pangpangta Coal Mine	73,421	7.6%
Jijiata Dongzhuang	65,709	6.8%
Liujiazhuang Coal Mine	60,572	6.2%
Liulin Nanyu Coal Mine	55,805	5.8%
Liulin Nianyan Coal Mine	42,976	4.4%
Shipogou Coal Mine	35,583	3.7%
Liujiawan Coal Mine	31,501	3.2%

Total	970,092	100%

	2004
Suppliers	Volume	% of
	(MTs)	Total
Liujiazhuang Coal Mine	47,049	15%
Liulin Dadongzhuang Coal Mine	47,220	15%
Liulin Jijiata Coal Mine	43,983	14%
Jucai Coal Mine	40,035	12%
Liulin Pangpangta Coal Mine	40,212	13%
Liulin Yumenzhen Coal Mine	38,350	12%
Liulin Dongzhuang Coal Mine	35,322	11%
Liulin Renjiashan Coal Mine	28,972	9%
Total	321,143	100%

Prices for raw coking coal are generally negotiated by the parties.  However, the local Price Administration Bureau ("PAB") issues quarterly price range guidance for raw coking coal based on different quality levels (i.e., ash content).  Raw coal suppliers are generally allowed to sell at any price as long the do not exceed the guided price range set by the PAB.  The circular on the price range of raw coal in Liulin County issued by PAB on February 20, 2005 provides:

Grade I: ash 9% - 12%, Su < 0.6, Price RMB450/ton

Grade II: ash 13% - 23%, Su < 1.2, Price RMB350/ton

Grade III: ash > 23%, Su > 1.2, Price RMB250/ton

The price range of the above coal is RMB30.

Jucai Coal typically sells its high quality coal to third parties at the higher end of the guided price range.  However, sales of its high quality coal to us are priced at the lower end of the guided price range and we receive a discount equal to RMB30 to RMB50 per MT from the price charged by Jucai Coal to its other customers.  This favorable raw coal pricing, coupled with the high coal quality from Jucai Coal, allows us to be price competitive to obtain new business.  We have not yet purchased coal from either of these mines and have no immediate plans to do so, but it remains an available option if we require it.

In addition to Jucai Coal, there are two coal mines in Liulin County that are major suppliers of high quality raw coking coal comparable to Jucai Coal.  These are:

•

Shipogou Coal Mine - Annual production of 400,000 MT in 2004 and estimated 600,000 MT in 2005.

•

Houshanyuan Coal Mine - Annual production of 300,000 MT in 2004 and 2005.

Although each of these mines is located in Liulin County, they are not as close to our cleaning plants as our other raw coal suppliers.  As such, we have never purchased raw coal from these mines.  These coal mines sell their raw coking coal output to major coking companies. Since we have a strong relationship with Jucai Coal, these mines may look at Shanxi Coal as a market competitor as well.

Operations

Prior to our recent expansion we operated two coal cleaning facilities in Liulin County, Shanxi Province.   These two facilities have been strategically located in Liulin County.

•

Shanxi Liulin Jucai Plant - This facility, which we ceased operating on December 31, 2005, has an annual clean coal washing capacity of 100,000 MT.  It is located in Liulin County and was leased to us by Jucai Coal.  The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity was approximately $604,000 annually with four quarterly payments per year.  This plant is located about 5 miles from the cleaned coal storage facility used by us to store clean coal until customer pick up.  The lease for this plant expired in December 31, 2005 and was not renewed.

•

Shanxi Liulin Dongqiang Plant - This facility has an annual clean coal washing capacity of 400,000 MT.  This facility is owned by Shanxi Coal, has a land area of approximately 1.5 hectares, and is located about 15 miles from Jucai Coal.  This plant is located about ½ mile from the cleaned coal storage facility used by Shanxi Coal.

Shanxi Coal, our operating company, has over 10 years of experience in sourcing and mixing different quality of raw coals.  Since 1995, Shanxi Coal has processed about 3 million MT of different quality raw coals and we believe that because of this experience we can produce the optimum raw coking coal mix which typically results in the lowest effective cost per MT of raw coking coal blended input.  An optimum raw coal blended input also is a primary determinate in achieving high processing yield.  Processing yield is measured by the metric tons of cleaned coking coal produced per MT of raw coal blend inputs.  A lower quality raw coal blend input will generally reduce the yield, which typically is about .70 MT of cleaned coal per 1 MT of raw coal, although this yield is expected to increase with the new facilities.  Optimizing raw coal mixing to achieve the desired clean coal specification not only allows Shanxi Coal to extend its high quality raw coal supply, but also allows it to capture a greater gross profit margin.

On the other hand, if high quality raw coals are not available, our gross margins will be adversely affected if it is required to use a greater volume of lower quality raw coal input and still produce the clean coal specification required by its customers.  Two primary factors contribute to this reduced gross profit margin. First, with a higher volume of lower quality raw coal, our processing yield falls.  Second, the increased lower quality raw coal content increases our processing costs per ton.

Expansion

We have significantly expanded our coal cleaning capacity through the acquisition of a new facility near its Shanxi Liulin Jucai Plant (the "New Shanxi Liulin Jucai Plant"), as well as through our acquisition of a new facility and related land use rights in Zhong Yang County, Shanxi Province (the "New Zhong Yang Plant").  Both facilities were acquired in 2005.

•

New Shanxi Liulin Jucai Plant - This facility, which is adjacent to the formerly leased Shanxi Liulin Jucai Plant in Liulin County and located in Liulin County about 2 miles away from Jucai Coal, has an annual cleaning capacity of 1.1 million MT. After completing its testing phase, the New Shanxi Liulin Jucai Plant became fully operational in late 2005.  This new facility has separate land use rights owned by Shanxi Coal. Shanxi Coal purchased New Shanxi Liulin Jucai Plant from Resources Group, a related party, at cost for approximately $5,800,000 of which $900,000 is for the 50-year land use rights, $900,000 is for the plant and $3,900,000 is for the equipment.  Resources Group financed the new facility under a loan.

•

New Zhong Yang Plant - This facility, which is located in Zhong Yang County approximately 15 miles from Jucai Coal and about 3 miles from Resources Group's Zhong Yang Coal Mine, will have an annual cleaning capacity of 1.2 million MT.  This facility is still in the testing phase, but is expected to be fully operational by April 2006.  The new facility will have a large storage facility and rail dock.  We purchased New Zhong Yang Plant from Resources Group at cost, for approximately $7,200,000 of which $2,100,000 is for the 50-year land use rights, $1,200,000 is for the plant and $4,300,000 is for the equipment.  Resources Group financed the new facility under a loan.

We have a total annual cleaned coking coal capacity of approximately 1.5 million MT and are in the process of expanding our capacity to 2.7 million MT. These new facilities incorporate state-of-the-art processes and systems, including a new recycling process capable of recycling the lost raw coal volume and producing higher yield.  Management expects that these new facilities will increase the yield realized on 1 MT of raw coal blend input from .69-.76 MT of cleaned coking coal to .83 MT of cleaned coking coal.  The addition of this new cleaning capacity is the cornerstone of our strategic growth plan.

The New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant were acquired at an aggregate cost of approximately $13 million, paid through a 6% secured loan payable to Resources Group that will be amortized over 10 years.  The loan is secured by the assets which were purchased.

Resources Group also has a large storage facility in Liulin County near our Shanxi Liuling Dongqiang Plant which holds cleaned coal processed our cleaning facilities.  The storage facility has a railway dock and spur with access to local rail.  Resources Group also owns a coal mining equipment manufacturer and distributor.  The assets held by Resources Group, owned by the Zhao’s, provides us with potential access to coking coal supply, a large storage facility and machinery.

With our significant expansion of coking coal cleaning capacity, we believe that we are well positioned to participate in the early stages of China's modernization of the coal, coking and steel making industries. The Shanxi provincial authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines with outputs between 300,000 and 900,000 into larger mines, in an effort to stream line its coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics.  By acquiring modern facilities and adhering to Shanxi Province’s emissions standards, we have adopted a business strategy that we believe ideally fits the industry's development path and will make us a leader in Shanxi Province’s coal industry.

As we strengthen our market position and increase our capacity with state-of-art, highly-efficient processing facilities and equipment, we believe we will be more competitively positioned to gain market share at the expense of small coal cleaning facilities that have less efficient processing and lack economies of scale.

Customers

Most of our current customers are China coke producers (who then sell their coke to major steel makers) and steel mil ls that have their own coking facilities.  During 2004, we sold approximately 315,000 MT of cleaned coking coal to 11 different customers, with no customer accounting for more than 15.2% of total tonnage sales.  In 2005 we sold 677,654 MT of cleaned coking coal to 12 different customers, with no customer accounting for more than 15.3% of total tonnage sales.  The represents an increase of over 115% from 2004, due primarily to continued strong demand from existing customers, new capacity coming on line in the fourth quarter, and new customer sales

Sales to our customers in 2004 and 2005 were as follows:

	2005
Customers	Volume	% of
	(MTs)	Total
Baotou Steel Group	103,708	15.3%
Liulin Coal Cleaning Plant	87,702	12.9%
Liulin Jinmei Coal	65,571	9.7%
Jiangsu Yueda	63,332	9.3%
Xiaoyi Jinyan Electricity	58,120	8.6%
Shizhou Coal Gas	54,937	8.1%
Lvliang Longteng Coke	51,658	7.6%
Liulin Dongjiagou Coal Mine	49,947	7.4%
Liulin Luojiapo Coal Mine	44,481	6.6%

Zhongyang Rongxin	42,058	6.2%
Liulin Huatai Coke	30,241	4.5%
Liulin Changzhong Coke	25,900	3.8%
Total	677,654	100%

	2004
Customers	Volume	% of
	(MTs)	Total
Liudian Burning Materials	47,684	15.2%
Liulin Coalmine Washing Plant	42,625	13.5%
Qianyi Jinyan Corp.	32,929	10.5%
Xishan Coal & Electricity Company	30,127	9.6%
Jiansu Yancheng Clean Coal Co., Ltd.	30,028	9.5%
Shizhou Gas Company	27,866	8.9%
Baotou Steel Resources Company	25,822	8.2%
Zhonglu Company	25,037	8.0%
Zhongyang Rongxin	21,060	6.7%
Liuliang Longteng Coking Corporation	18,573	5.9%
Taiyuan Gas Company	12,910	4.1%
Jucai Coal Industry	0	0.0%
Total	314,661	100%

Our customers include Taiyuan Iron & Steel (Group) Co., Ltd., a producer of steel plate and stainless steel; and Baotou Iron and Steel (Group) Co., Ltd.

With rail line access to Shanxi Province, Inner Mongolia Province, Hebei Province, Beijing and Tianjin, we can readily service the growing appetite for steel production among its long-standing coke producing and steel mill customers.  Our current primary geographic markets include:

•

Shanxi Province

•

Inner Mongolia Autonomous Region

•

Hebei Province

•

Beijing

•

Tianjin

In Shanxi Province alone, the independent coke producers supply 50% of China's coke and 80% of China's exported coke.  We believe that much of the demand for coking coal is currently satisfied by off-specification grade coking coal of a lower quality since the specification grade coking coal supply is so limited.  If we are correct, this gap between market demand and supply presents an opportunity for us.  This is the market which we intend to continue to pursue aggressively as we believe steel makers will continue to focus on suppliers that can deliver large volume, consistent quality, specification grade coking coal at competitive prices.

We have already signed sales contracts with 4 major steel makers for a combined 1.6 million MT of annual cleaned coking coal.  These agreements are not based on 'take-or-pay' volume commitments but rather on expected volume requirements of the steel makers which may increase or decrease based on the steel makers' actual requirements.  The duration of the agreements are for one year each and payment terms are the 30th day of each month after receipt of the value-added tax related invoice. Although pricing is set in the contract, prices are generally adjustable based on market movements subject to the negotiation of the parties.  If the parties cannot agree to new pricing, there are no commitments for the continued supply.  Management believes that most of this new business is being taken way from other suppliers who are not able to supply coking coal at the same quality as we are.

•

Taiyuan Steel & Iron - a steel maker located in Shanxi Province with projected annual sales of 600,000 MT in 2006.

•

Handan Steel & Iron - a steel maker located in Hebei Province with projected annual sales of 400,000 MT in 2006.

•

Tangshan Steel & Iron - a steel maker located in Hebei Province with projected annual sales of 300,000 MT in 2006.

•

Beijing Capital Iron & Steel - a steel maker located in Beijing with projected annual sales of 300,000 MT in 2006.

Two more potential customers have signed non-binding letters of intent:

•

Shanxi Coal Import and Export Group Corporation - Import-export company with projected annual sales of 600,000 MT in 2006.  This sales volume is based on a portion of the expressed intent in the non-binding letter to purchase 1,320,000 MT in 2006 from us.

•

Sinochem Corporation - 2005 Fortune Global 500 company. Chemical and diversified manufacturer with projected annual sales of 600,000 MT in 2006.  This sales volume is based on a portion of the expressed intent in the non-binding letter to purchase 2,400,000 MT in 2006 from us.

If we are able to secure the expected additional new sales volume in 2006, we should be competitively positioned in the market and may be able to command greater bargaining power with its quality-dependent large customers. We believe that the outlook for China's steel making industry also remains promising due to China's construction boom, policies designed to boost development of the country's western provinces, huge infrastructure projects such as the construction of the largest dam in the world (the Three Gorges Dam), the 2008 Beijing Olympic Games and the 2010 Shanghai World Expo. We further believe that coal exports will another developing sales channel for us in the next few years.

Employees

We currently have approximately 236 employees, all of whom are full-time.  The following table shows the breakdown of the number of employees by functional departments.

Department	Job Title / Responsibility	# of Employees
Corporate	President, Vice Presidents, Managers	11
Finance	Finance and Accounting	9
Purchasing	Purchase raw coal and maintain relationship with suppliers	20
Marketing and Sales	Sell cleaned coal, maintain relationship with customers, and acquire new customers	32
Transportation	Short-range truck drivers (within plant)	16
Production	Produce cleaned coal	134
Quality Control	Quality check on input (raw coal) and output (cleaned coal)	14
Total		236

We hired 65 employees during the fourth quarter of 2005.  Approximately 85% of these employees were in the areas of production, quality control and transportation, while 15% were in the areas of corporate, finance, purchasing and marketing and sales.  Our employees are not subject to any labor agreements.

Distribution

The Company sells its clean coking coal through a direct sales force of approximately 32 full-time employees who market directly to our customers who are mostly, coking companies that supply steel mills and steel mills with their own coking facilities.  We do not have any agreements with any third-party distributors or wholesalers.  While individual sales might be made to a customer who is not subject to a supply agreement if requested and we had adequate capacity at the time, most of our sales are pursuant to agreements which are signed for one year terms, with annual renewals. Our customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines, which is the most cost effective method for coal transport.

Intellectual Property

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China's steel making industry.  These washing technologies are licensed from Putai.  We have no patents, trademarks, other licenses, franchises, concessions or royalty agreements.

Governmental Approvals

We are not required to obtain any governmental approvals for our product.

RISK FACTORS

We are subject to a number of risks, including those enumerated below. An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the following important risks and uncertainties in connection with any investment in our common stock. If the damages threatened by any of the following risks actually occur, our business, financial condition or results of operations, and cash flows would likely suffer significantly. In any of those cases, the value of our common stock could decline significantly, and you may lose all of part of your investment.

Risks Relating to Our Business

We are primarily a holding company and depend on distributions from our subsidiaries to meet our financial obligations.  Our subsidiaries do not own the coal washing operations of Shanxi Coal.

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a corporation which owns BVI; and BVI owns Putai.  Our operations are conducted exclusively through Shanxi Coal, in which we own no equity interest.  Through a series of Operating Agreements among Putai, Shanxi Coal, Zhao Ming and Zhao Yao, we manage and control the operations of Shanxi Coal and receive the economic benefits and incur the risks derived from Shanxi Coal's operations.  If there is a breach of the Operating Agreements by any party, or if the agreements are found to be illegal or not enforceable, we may no longer receive any of the benefits of Shanxi Coal’s operations. The operations of Shanxi Coal are our sole source of revenue.

We rely on a few major customers and the loss of one of these customers could adversely effect our revenues.

A significant portion of our sales are dependent on a few major customers and the loss of, or significant reduction in, purchases by some or all of those largest customers could adversely affect our revenues.  In 2004, 39.2% of our sales in MTs were to our top three major customers, Liudian Burning Materials (15.2%), Liulin Coalmine Washing Plant (13.5%) and Qianyi Jinyan Corp. (10.5%).  Our ability to conclude favorable terms of sale with our major customers may be substantially impaired by our reliance on these three major customers.  Given the large percentage of revenues derived from the sale of cleaned coking coal to these three customers, any adverse developments in their respective operations could have an adverse impact on our results of operations.  In addition, during the same period, 57% of total cleaned coking coal revenues were from sales to our five largest customers.  Our coal sales contracts with our customers are generally for one-year terms, which may be renewed at the end of the term for an additional one year. These agreements may not be renewed or extended and those customers may not continue to purchase cleaned coking coal from us.  If purchases from these customers are significantly reduced, our financial condition and results of operations could suffer materially.

Our future operating results may be affected by fluctuations in raw material prices.  We may not be able to pass on increases to customers.

Our operating profits may be negatively effected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times.  For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customer under these provisions, many agreements permit the customer to terminate the contract or refuse to buy all of the quantities contracted for.  Market prices for raw coking coal generally increased in most regions in China in 2004 and 2005.  Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications.  Since top quality raw coking coal is more limited in supply, its price tends to be more volatile.  A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products.

The demand for our product is cyclical and is affected by industrial economic conditions. Downturns in the economy may reduce demand for our product and our revenues could decline

Because we do not export our product from China, our business and operating results are primarily dependent upon China’s domestic demand for cleaned coking coal.  However, because the domestic demand for coal in China is impacted by the international demand for coal, we are also susceptible to fluctuations in the international markets.  The domestic and international coking coal markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in China, the global economic conditions and fluctuations in industries with high demand for coal, such as the steel and power industries.  A significant decline in demand or excess supply for cleaned coking coal may have a material adverse effect on our business and results of operations.

In addition, nearly all of our sales are concentrated in the central and northern area of China. Accordingly, we are susceptible to fluctuations in business caused by adverse economic conditions in those regions. Difficult economic conditions in other geographic areas into which we may expand may also adversely affect our business, operations and finances.

If any of Shanxi Coal's coal sales agreements terminate or expire, our revenues and operating profits could suffer.

A substantial portion of our sales are made under coal sales agreements, which are important to the stability and profitability of our operations. It is common business practice in China that coal purchase and sale agreements are signed for one year terms, with annual renewals. This practice makes it difficult for us to forecast long-term purchase and sale quantities and can negatively effect our ability to manage inventory.  These agreements may expire or be terminated. Coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party.  Moreover, even if sales agreements are in force, buyers are generally not obligated to take the quantities specified in the contracts.

Increases in transportation costs could make our operations less competitive and result in the loss of customers.

Coal producers and processors depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to markets. While our customers typically arrange and pay for transportation of cleaned coking coal from our facilities to the point of use, any disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to customers and thus could adversely affect our results of operations. For example, the high volume of raw coal shipped from all Shanxi Province mines could create temporary congestion on the rail systems servicing that region.  If transportation for our cleaned coking coal becomes unavailable or uneconomic for our customers, our ability to sell cleaned coking coal could suffer.

Transportation costs can represent a significant portion of the total cost of cleaned coal.  Since our customers typically pay that cost, it is a critical factor in a distant customer's purchasing decision.  If transportation costs from our facilities to the customer’s are not competitive, the customer may elect to purchase from another company.  Moreover, certain coal sales agreements permit the customer to terminate the contract if the cost of transportation increases by specified amounts in any given 12-month period.

We rely on a few major suppliers and the loss of one of these suppliers could adversely effect our revenues.

Seven of our total of eight raw coking coal suppliers provided 10% or more of our total raw coal purchases in tonnage in 2004. Jucai Coal, the coal mine owned 75% by Zhao Yao, supplies us with top quality coking coal.  Jucai Coal also sells top quality coking coal to other customers.  Jucai Coal sold approximately 20% and 10% of its top quality raw coal production in 2003 and 2004, respectively, to us at prevailing market prices. The raw coking coal purchased from Jucai Coal accounted for approximately 19% and 12.5% of our total raw coal purchases in tonnage in 2003 and 2004, respectively.  In 2005 we purchased approximately 13.7% of our raw coal from Jucai Coal and in 2006 we anticipate approximately 300,000 MT of raw coal will be purchased from Jucai Coal.  Jucai Coal is an important source of top quality coking coal to Shanxi Coal.  If for any reason, Jucai Coal is unable or unwilling to supply its top quality coking coal to us in sufficient quantities, our business will be adversely affected because there are very few large top quality coking coal suppliers in reasonable proximity to our cleaning facilities. Because of our relationship with Jucai Coal, other top quality coking coal suppliers may be unwilling to supply us. In the event top quality raw coking coal is not available or is available in reduced quantities, we may be required to incur additional processing costs and may suffer reduced processing yield if we are forced to substitute a lower grade coal, both of which will adversely impact profitability. In addition, we may not be able to acquire lower grade coal at all.  The Shanxi provincial authorities have recently instituted a program to streamline the Province's coal mining and processing facilities.  Mines where we obtain coal could be shut down. Further, the closing of other mines is likely to increase demand on those remaining open, potentially creating shortages and driving up prices, all of which could adversely effect our bottom line.

We may not be able to meet quality specifications required by our customers and as a result could incur economic penalties or cancelled agreements which would reduce our sales and prfitability.

Most of our coal sales agreements contain provisions requiring us to deliver coking coal meeting quality thresholds for certain characteristics such as BTUs, sulfur content, ash content, grindability and ash fusion temperature. If we are not able to meet these specifications, because, for example, we are not able to source coal of the proper quality, we may incur economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts.

Our business is highly competitive and increased competition could reduce our sales, earnings and profitability.

The coal crushing, washing and processing business is highly competitive in China and we face substantial competition in connection with the marketing and sale of our products. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace. The greater financial resources of our competitors will permit them to implement extensive marketing and promotional programs. We could fail to expand our market share, and could fail to maintain our current share.

Increased competition could also result in overcapacity in the Chinese coal industry in general.  The coal industry in China has experienced overcapacity in the past.  During the mid-1970s and early 1980s, a growing coal market and increased demand for coal in China attracted new investors to the coal industry, spurred the development of new mines and resulted in added production capacity throughout the industry, all of which led to increased competition and lower processed coal prices. Similarly, an increase in future processed coal prices could encourage the development of expanded capacity by new or existing coal processors. Any overcapacity could reduce processed coal prices in the future and our profitability would be impaired.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Both our operating company, Shanxi Coal, and Puda Coal are highly dependent on the services of Zhao Ming and Zhao Yao and the loss of their services would have a material and adverse impact on our operations. We are also dependent upon our relationship with the Zhao Ming and Zhao Yao’s other controlled businesses.  They have been primarily responsible for the development of Shanxi Coal and the development and marketing of our products. None of the executive officers of our companies including Zhao Ming and Zhao Yao currently have formal employment agreements with Puda Coal or Shanxi Coal.  None of our companies have applied for key-man life insurance on the lives of these executives.

We do not have any registered patents or other intellectual property and we may not be able to maintain the confidentiality of our processes.

We have no patents covering our cleaning processes and we rely on the confidentiality of our cleaning processes in producing a competitive product. The confidentiality of our know-how may not be maintained and we may lose any meaningful competitive advantage which might arise through our proprietary processes.

Our insurance coverage may not be adequate,  any material loss to our properties or assets will have a material adverse effect on our financial condition and operations.

We and our subsidiaries and operating company are insured in amounts that do not adequately cover the risks of our business operations. As a result, any material loss or damage to our properties or other assets, or personal injuries arising from our business operations would have a material adverse affect on our financial condition and operations.  Neither we, our subsidiaries nor our operating company, Shanxi Coal, carries officer and director liability insurance.  This may cause us to experience difficulties in convincing qualified persons to fill such positions.

Significant assets are subject to a lien held by a company controlled by the Zhaos.  If we default on the payment of the obligations secured by the lien we could lose title to assets which are necessary for the operation of our business.

We financed the acquisition of the New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant through Resources Group, an entity owned 60% by Zhao Ming and 20% by Zhao Yao, for an aggregate cost of $13 million paid through a 6% secured Facilities Loan amortized over 10 years. The note is secured by the assets purchased.  If we default on the loan, the security could be enforced and title to the assets could be lost, having a significant negative impact on our ability to produce our products.

Since the Zhao’s are equity owners of Resources Group they may have a conflict of interest with the Company.  If the lien is enforced after a default, the secured assets would be transferred to an entity which is owned by them.  Zhao Ming and Zhao Yao may have, or may develop in the future, conflicts of interest with us.  They are the equity owners of Shanxi Coal and it may be in their personal economic interest to cause Shanxi Coal to disregard its contractual obligations under the Operating Agreements.  As the equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us.  In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhao’s.  It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default.  With their combined ownership of us (currently 87.7% and 41.5% upon the Conversion), they can control the actions which we take.  They are also officers and Zhao Ming is our Chairman of the Board.  In addition, they also control the mines from which we get most of our coal.  By limiting or eliminating our supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group.  See also the risk below, “Stockholders, who are also officers and directors, have significant control over the company and may have conflicts of interest with the company.”

Because we are expanding capacity, we may be forced to make sales to customers whose creditworthiness is not known to us.   We may not be able to collect receivables which are incurred by these customers.

Our ability to receive payment for cleaned coal depends on the continued creditworthiness of our customers.  In order to pay our expansion costs, we may be required to make sales to customers who are less creditworthy than our historical customers.  Our customer base may change if our sales increase because of our added cleaning capacity.  If we are not able to collect our receivables, our revenues and profitability will be negatively effected.

We may not be able to integrate our new expanded operations resulting in diminished capacity and decreased sales revenues.

We have recently significantly expanded its production capacity through the acquisition of new facilities.  One of the plants is still in the testing phase and full production may be delayed by many risks, including shortages of skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the project and could delay the scheduled opening. Such a delay would result in a delay in production of our product and could have a negative effect on total sales. Even when both facilities are fully operational, we may not successfully integrate these new operations and capitalize on any of the opportunities from these new facilities.  We will be required to add and train personnel, expand management information systems and control expenses.  We have also incurred new debt in order to finance the projects. If we do not successfully address our increased management needs or we are otherwise unable to manage growth effectively, our operating results could be materially and adversely affected.  Moreover, we may not be able to sell any or all of the cleaned coal that any newly-constructed capacity could produce, and there is no assurance that we will be able to source sufficient raw coal to allow it to utilize such additional processing capacity.

Terrorist attacks or military conflict could result in disruption of our business.

 Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.  Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks, rumors or threats of war, actual conflicts involving China or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of processed coal to our customers, decreased sales of coal and extensions of time for payment of accounts receivable from customers. Strategic targets such as energy-related assets may be at greater risk of terrorist attacks than other targets. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any, or a combination, of these occurrences could have a material adverse effect on Shanxi Coal's business, financial condition and results of operations.

Risks Relating to Doing Business in China

Our Chinese operations pose certain risks because of the evolving state of the Chinese economy, political, and legislative and regulatory systems. Changes in the interpretations of existing laws and the enactment of new laws may negatively impact our business and results of operation.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including its levels of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the Chinese government has been reforming its economic system. These policies and measure may from time to time be modified or revised. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. Furthermore, while the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, some of these measures may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Also, since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth including certain levels of price controls on raw coking coal. Such controls could cause our margins to be decreased. In addition, such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition. Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material and adverse effect on the overall economic growth of China, and could adversely affect our business operations.

There are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in China.  The interpretation and application of existing Chinese laws, regulations and policies, the stated positions of the Chinese authorities may change and possible new laws, regulations or policies will impact our business and operations.  For example, it is possible the Operating Agreements and other similar contractual agreements may be subject to differing applications and interpretations under Chinese laws. Further, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that tax authorities in China may challenge the transfer prices that we have used for related party transactions among our entities in China in the future. Because of the evolving nature in the law, it will be difficult for us to manage and plan for changes that may arise.  Our business is and will continue to be subject to regulation and/or licensing by federal, state, or local authorities as well as central, provincial, local and municipal regulation and licensing in China. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process. Compliance with foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, will increase the risk of investing in the our stock.

We may be forced to incur unanticipated costs because of the unpredictability of the Chinese legal system.

The Chinese legal system has many uncertainties. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Our industry is heavily regulated and we may not be able to remain in compliance with all such regulations and we may be required to incur substantial costs in complying with such regulation.

We are subject to extensive regulation by China's Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, storage, and distribution of our product. Our processing facilities are subject to periodic inspection by national, province, county and local authorities.  We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply.  Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on our business, operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales.  Certain of our contracts with customers permit the customers to terminate the contract in the event of changes in regulations affecting the industry that increase the price of coal beyond specified limits.

The government regulation of our coal processing operations impose additional costs on us, and future regulations could increase those costs or limit our ability to crush, clean and process coking coal. China's central, provincial and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. We are required to prepare and present China's central, provincial and local authorities data pertaining to the effect or impact that any proposed processing of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement, expansion or continuation of our coal processing operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially and adversely affect our operations, our cost structure and/or our customers' ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us and our customers to change operations significantly or incur increased costs. Certain sales agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

It will be difficult for any shareholder of our company to commence a legal action against our executives.  Other than the stock of our subsidiaries, we have no assets in the United States.

We conduct substantially all of our operations through our control of Shanxi Coal.  Shanxi Coal and substantially all of Shanxi Coal's assets are located in Shanxi Province, China. Other than our stock in our subsidiaries, we have no assets in the United States.  In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Restrictions on Chinese currency may limit our ability to obtain operating capital and could restrict our ability to move funds out of China and to pay dividends.

The Chinese currency, "Renminbi", or "RMB", is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support Shanxi Coal’s business operations in the future. We rely on the Chinese government's foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. Shanxi Coal receives all of its revenues in Renminbi, which is not freely convertible into other foreign currencies. Under our current structure, our income is derived from payments from Shanxi Coal through Putai and BVI. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met.  Current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations.

In order to pay dividends, a conversion of Renminbi into U.S. dollars is required. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of Shanxi Coal to meet its cash needs, and to pay dividends. However, Putai is presently classified as a wholly-owned foreign enterprise ("WFOE") in China that has verifiable foreign investment in China, funding having been made through an official Chinese banking channel. Because Putai qualifies for treatment as a WFOE, it can convert Renminbi, declare dividends and its funds can be repatriated to Puda Coal in the United States under current laws and regulations in China, subject to limitations and restrictions imposed by Chinese laws, such as the SAFE notices issued by the State Administration of Foreign Exchange. However, the Chinese laws governing foreign currency exchange are evolving, and changes in such laws may adversely affect the ability to convert Renminbi, declare dividends and repatriate funds to the United States.  Because our cash flow is dependent on dividend distributions from our affiliated entities in China, we may be restricted from distributing dividends to stockholders if we do not receive distributions of dividends from our affiliates.

Our ownership structure is subject to regulatory controls which could cause our subsidiaries to be subject to penalties or which may restrict our ability to repatriate and distribute profits.

 The State Administration of Foreign Exchange ("SAFE") in China issued public Circular No. 75 on October 21, 2005 concerning foreign exchange regulations on financings and returns on investments made by PRC residents through off-shore investment vehicles. The circular went into effect November 1, 2005 and replaces Circular No. 11 issued January 24, 2005 and Circular No. 29 issued April 8, 2005 concerning foreign investment regulations on mergers and acquisitions in China. Circular No. 75 eliminates the requirement under the prior two circulars for the China Ministry of Commerce ("MOFCOM") to approve offshore investments made by PRC individual residents. This change effectively enables PRC individual residents to set up, control or otherwise invest into China through an offshore vehicle for the purposes of attracting overseas financing and facilitating an offshore public listing or offshore merger and acquisition exit, so long as such individuals comply with the SAFE registration procedures contained in Circular No. 75.

        Putai, which is held by an offshore vehicle, BVI, received its SAFE approval prior to the issuance of the initial January notice. However, Putai has not notified SAFE of the recent ownership changes of BVI in connection with the Exchange Agreement. Further, to our knowledge, none of the shareholders of Puda Coal who are Chinese residents has complied with the new SAFE registration requirements under Circular No. 75 with respect to their ownership in an offshore enterprise. Under Circular No. 75, previously established offshore structures for which registrations have not yet been made with SAFE are required to be completed by March 31, 2006. Penalties for non-compliance which may be issued by SAFE can impact the PRC resident investor as well as the onshore subsidiary. However, certain matters related to implementation of Circular No. 75 remain unclear or untested. As a result, Putai may be impacted by potential penalties which may be issued by SAFE. For instance, remedial action for violation of the SAFE requirements may be to restrict the ability of Putai to repatriate and distribute its profits to BVI and ultimately, to Puda Coal in the United States. The results of non-compliance are uncertain, and there is no assurance that such penalties and other remedial measures will not have a material adverse impact upon our financial condition and results of operations. In addition, if Puda Coal decides to cause Putai to exercise its option to acquire all of the capital stock of Shanxi Coal pursuant to the Exclusive Option Agreements dated June 24, 2005, Puda Coal and the equity owners of Shanxi Coal may not be able to complete all the necessary filings and obtain the necessary registrations required by Circular No. 75. Although Circular No. 75 has removed the requirement for MOFCOM approval, the burdens that remain under the SAFE registration process may still restrict our ability to control and manage Shanxi Coal and could adversely affect our business and prospects.

The contractual arrangements through which we operate Shanxi Coal may not be enforceable or in compliance with Chinese laws. Since Shanxi Coal is our only source of revenue, our results of operation would be materially adversely effected if the Operating Agreements were found to be illegal or could not be enforced.

Through the Operating Agreements and an offshore holding structure, we manage and control the operations of Shanxi Coal and receive the economic benefits of and incur the risks from Shanxi Coal's operations. Neither we, BVI or Putai have any equity ownership in Shanxi Coal. If the Chinese government determines that our agreements with Shanxi Coal are not in compliance with applicable regulations, our business interests in China could be adversely affected.  Shanxi Coal’s operations are our sole source of revenue.  Pursuant to the Operating Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal's business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal's payment of all of its operating cash flow to Putai. Further, each of the individual owners of Shanxi Coal have granted Putai the exclusive right and option to acquire all of their registered capital of Shanxi Coal and have authorized Putai to vote at any meeting or action of the owners of Shanxi Coal and to act as the representative for such owners in all matters respecting Shanxi Coal.  The Chinese government may determine that the Operating Agreements are not in compliance with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the Chinese government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

We may also encounter difficulties in obtaining performance under, or enforcement of, the Operating Agreements. We must rely on the Operating Agreements to control and operate Shanxi Coal's business. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, Shanxi Coal could fail to take actions required for our business or fail to maintain and operate its business in compliance with its contractual obligation to do so. Shanxi Coal may transact business with parties not affiliated with us. If Shanxi Coal fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. Individual equity owners of Shanxi Coal may have conflicts of interest and may not act in our best interest, especially if they leave the employ of Puda Coal.

We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities .

Effective July 21, 2005, The People's Bank of China announced that the Renminbi exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi will continue to change in the future. Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results. Results of Shanxi Coal's operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

Because our operations are located in China, information about our operations are not readily available from independent third-party sources.

Because our sole operating company, Shanxi Coal, is based in China, shareholders may have greater difficulty in obtaining information about Shanxi Coal on a timely basis than would shareholders of an entirely U.S.-based company. Shanxi Coal's operations will continue to be conducted in China and shareholders may have difficulty in obtaining information about Shanxi Coal from sources other than Shanxi Coal itself. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits, contract awards for development projects, etc. will not be readily available to shareholders. Shareholders will be dependent upon Shanxi Coal's management for reports of Shanxi Coal's progress, development, activities and expenditure of proceeds.

 Item 2.  Description of Property.

DESCRIPTION OF PROPERTY

The Shanxi Liulin Dongqiang Plant, which Shanxi Coal owns, has an annual capacity of 400,000 MT. Shanxi Coal has significantly increasing its coal cleaning capacity through its acquisition of a facility near the formerly leased Shanxi Liulin Jucai Plant, which has an annual capacity of 1.1 million MT, as well as through its acquisition of a new facility and related land use rights in Zhong Yang County, Shanxi Province which will have an annual capacity of 1.2 million MT when it starts formal production, expected in April of 2006.

The two new plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group, which is controlled by Zhao Ming (80%) and by Zhao Yao (20%). The New Shanxi Liulin County Plant started formal production in late 2005. The New Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million.  The New Zhong Yang County Plant has started trial production, with formal production expected to start in April of 2006.  The New Zhong Yang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly.  The loan is secured by the New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant.

The Shanxi Liulin Jucai Plant, which Shanxi Coal leased from Jucai Coal, is located about two miles from the Jucai Coal mine and has an annual capacity of 100,000 MT.  The lease for the Shanxi Liulin Jucai Plant expired on December 31, 2005 and was not renewed.

The Company maintains insurance coverage for its fixed assets in the amount of $3,699,136.87 (RMB30,000,000) through The People’s Insurance Company of China as follows:

Total Fixed Asset of the Insured: $3,699,136.87 (RMB30,000,000).

Risk Covered	Insured Amount (RMB)	Insured Amount (US)	Premium (RMB)	Premium (US)
Risk of Loss of New Equipments	10,000,000.00	1,233,045.62	36,000.00	4,438.96
	100,000.00	12,330.46	887.00	109.37
Risk of Theft and Robbery	10,000,000.00	1,233,045.62	36,000.00	4,438.96
Irrespective of Percentage	30,000,000.00	3,699,136.87	108,000.00	13,316.89
Risk of Spontaneous Combustion	30,000,000.00	3,699,136.87	15,000.00	1,849.57
Risk of Malicious Damage	10,000,000.00	1,233,045.62	36,000.00	4,438.96
Total			231,887.00	28,592.73

The Company is reviewing its insurance requirements as it believes it may be under insured.

Item 3. Legal Proceedings.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 12, 2005, the Company obtained authorization by written consent of the stockholders to remove Rachel Li as a director of the Company effective August 23, 2005.  The written consent was given by stockholders holding 71,093,500 shares of common stock representing 96.4% of the total 73,750,000 shares of common stock outstanding after giving effect to the reverse split effective September 8, 2005. Pursuant to Chapter 607.0704 of the Florida Business Corporation Act, written notice was given to stockholders who did not consent in writing within 10 days after obtaining the written consent. Zhao Ming and Wang Lisheng continue as directors of the Company.  No other matters were submitted to our stockholders by written consent in lieu of a meeting under the written consent obtained October 12, 2005.

PART II

Item 5. Market for Common Equity And Related Stockholder Matters And Small Business Issuers Purchase of Equity Securites .

Market Information

          Our common stock is quoted under the symbol, "PUDC” on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. All prices prior to the quarter ended June 30, 2004 reflect activity in our common stock prior to the announcement of our agreement to enter into the exchange to acquire BVI.   Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.:

	High	Low
2003
March 31, 2003	*	*
June 30, 2003	*	*
September 30, 2003	*	*
December 31, 2003	*	*

2004
March 31, 2004**	.200	.200
June 30, 2004	.800	.200
September 30, 2004	1.000	.700
December 31, 2004	1.000	1.000

2005
March 31, 2005	1.000	1.000
June 30, 2005	9.000	1.000
September 30, 2005***	3.900	1.000
December 31, 2005	3.750	1.020

*no available quoted prices during these periods
** first available price February 17, 2004

***10 for 1 stock split occurred September 8, 2005; the high price of $3.90 occurred prior to the split; the post-split high for the quarter was $2.30; the low of $1.00 occurred before the split; the post-split low was $1.05

Holders

As of December 31, 2006, there were approximately 77 stockholders of record of our common stock.

Dividends

Prior to our entering into the Operating Agreements, Shanxi Coal declared dividends of $1,295,000, $2,393,000 and $1,452,000 in 2003, 2004 and 2005 respectively.  Of the amounts declared, we distributed $0, $3,204,000 and 944,000 in 2003, 2004 and 2005, respectively.  $992,000 remains declared but unpaid. The dividends were distributed between Zhao Ming (80%) and Zhao Yao (20%).

Any future determination as to the declaration and payment of dividends on Puda Coal's Common Stock will be made at the discretion of Puda Coal's board of directors out of funds legally available for such purpose.  Puda Coal is under no contractual obligations or restrictions to declare or pay dividends on its Common Stock.  In addition we currently have no plans to pay such dividends. However, even if we wish to pay dividends, because our cash flow is dependent on dividend distributions from our affiliated entities in China, we may be restricted from distributing dividends to our holders of Common Stock in the future if at the time we were unable to obtain sufficient dividend distributions from Shanxi Coal or Putai.  Because we do not own Shanxi Coal we will not receive stock dividends from them.  If we do receive proceeds from them, it will be through our Operating Agreement.  If we were to acquire Shanxi Coal, under current law there is no restriction on a PRC company’s ability to pay dividends to its shareholders because its shareholders are not Chinese, however, various factors could limit the ability of Shanxi Coal and Putai to distribute dividends to our subsidiaries, including the obligations of Shanxi Coal and Putai under the laws of China to maintain and continuously fund certain Chinese government mandated reserve accounts and foreign currency exchange regulations.  The board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Securities authorized for issuance under equity compensation plan

Neither we nor Shanxi Coal maintain any equity incentive or stock option plan.  Accordingly, neither company granted options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.

Recent Sales of Unregistered Securities

On December 5, 2005, the Company issued 10,000 restricted shares of common stock to Aurelius Consulting Group, Inc. (“Aurelius”) in exchange for after market and investor relations support services for the Company pursuant to a marketing agreement between the two parties dated December 5, 2005. The terms of the marketing agreement require a one time payment of the stock consideration and a payment of $10,000 per month to Aurelius during the six month term of the marketing agreement. The restricted shares were issued and sold in a private transaction under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Purchase of shares

During the fourth quarter of 2005 we did not purchase any of our shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our results of operations and financial condition in conjunction with the audited financial statements presented in this annual report on Form 10-KSB. Unless otherwise specified, all dollar amounts are in U.S. dollars. This report contains forward-looking statements that involved risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statement.

Overview

We process high-grade metallurgical coking coal and supply it to coke and steel manufacturers. High-grade, cleaned coking coal is an important input in the steel manufacturing process. We source raw coal from third-party coal mines located in Shanxi Province, China and after we process it to a quality which is required to produce steel, we sell it to our customers in and around Shanxi Province.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenue. Net revenue for the year ended December 31, 2005 increased $31,975,000, or 162%, from $19,735,000 in the year ended December 31, 2004 to $51,710,000 in the year ended December 31, 2005.  The tonnage sales of cleaned coal increased approximately 365,000 tons from approximately 315,000 tons in the year ended December 31, 2004 to approximately 680,000 tons in the year ended December 31, 2005, a 116% increase. This was the primary reason for our increase in net revenue.  The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the year ended December 31, 2005.  The increase in net revenue was also due to the increase in the per ton sales price of cleaned coal we sold in all regions, which went from an average of approximately $63 per ton in the year ended December 31, 2004 to an average of approximately $77 per ton in the year ended December 31, 2005, a 22% increase.  Both the increase in orders and the increase in our average sales price was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in 2005. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell.

In response to this increase in general demand, we are in the process of significantly expanding our capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005.  One of our new facilities became operational in late 2005 and the other, which is in testing, is expected to become operational in April of 2006. Management anticipates that China’s strong economic growth will continue in 2006 and we believe that this will drive strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average per ton sales price is not expected to increase.

Cost of Revenues. Puda’s cost of revenue for the year ended December 31, 2005 increased $26,818,000, or 203%, from $13,229,000 in the year ended December 31, 2004 to $40,047,000 in the year ended December 31, 2005.  This was primarily due to the increase in the price per ton of raw coal we paid to our suppliers and the increase in sales volume.  The price we paid for raw coal increased from an average of approximately $35 per ton in the year ended December 31, 2004 to an average of approximately $42 per ton in the year ended December 31, 2005, a 20% increase. Furthermore, the quality of raw coal we purchased varied and this inconsistency in the quality of our supplies led to a decrease in our production efficiency, measured by the amount of cleaned coal we yield from one MT of raw coal, in the year ended December 31, 2005.

Gross Profit. Gross profit for the year ended December 31, 2005 increased $5,157,000 or 79%, from $6,506,000 in the year ended December 31, 2004 to $11,663,000 in the year ended December 31, 2005 due to the increase in sales volume and selling price.  Gross profit margin in the year ended December 31, 2005 was 23% versus 33% in the year ended December 31, 2004.  The decrease in gross profit margin was primarily due to the significant increase we paid in the price per ton of raw coal.

Selling Expenses. Selling expenses were $791,000 for the year ended December 31, 2005, compared to $322,000 for the year ended December 31, 2004.  This represents an increase of $469,000, or 146%, primarily due to the increase in sales volume.

General and Administrative Expenses.  General and administrative expenses were $789,000 for the year ended December 31, 2005, compared to $203,000 for the year ended December 31, 2004.  This represents an increase of $586,000, or 289%, primarily due to increases in salary and benefits, legal and professional fee and investor relations expenses.

Other Operating Expenses.  Other operating expenses were $902,000 in the year ended December 31, 2005, compared to $414,000 in the year ended December 31, 2004.  The increase of $488,000, or

118% was due to the increase in professional and regulatory charges related to our Exchange Agreement transaction on July 15, 2005 and subsequent public securities compliance.

Income from Operations. Operating profit was $5,567,000 in the year ended December 31, 2004 and $9,181,000 in the year ended December 31, 2005.  The increase of $3,614,000, or 65%, was primarily the result of increased gross profit of $5,157,000, which was offset by the increased operating expenses of $1,543,000.

Interest Expense.  Interest expense was $4,000 in the year ended December 31, 2004 and $114,000 in the year ended December 31, 2005.  The increase of $110,000 was due to the issue of $12,500,000 8% convertible notes on November 18, 2005.

Debt Financing Costs.  Debt financing costs in the year ended December 31, 2005 include amortization of debt issue costs of $264,000, and amortization of discount on convertible notes and deferred financing costs of warrants of $8,617,000.  No such expense was incurred in the year ended December 31, 2004.

Income Taxes.  Income taxes increased $1,573,000, or 84%, from $1,866,000 in the year ended December 31, 2004 to $3,439,000 in the year ended December 31, 2005 due to the increase in the operating profit of Shanxi Coal from $5,559,000 in the year ended December 31, 2004 to $9,358,000 in the year ended December 31, 2005.  Income tax was imposed on Shanxi Coal by the China Tax Bureau.

Net Loss. Net loss was $3,235,000 in the year ended December 31, 2005, compared to net income of $3,693,000 in the year ended December 31, 2004, a decrease of $6,928,000, or 188%, mainly due to increased operating expenses of $1,543,000, increased interest expenses on convertible notes of $114,000, increased debt financing costs of $8,881,000 and increased income taxes of $1,573,000, which was offset by the increased gross profit of $5,157,000 in the year ended December 31, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,577,000 in the year ended December 31, 2005, compared to $2,604,000 in the year ended December 31, 2004, a decrease of $1,027,000 or 39%. This was primarily due to negative cash flows for inventory and accounts receivable, which were offset by the increase in net income (after adjusting for non-cash items), and improved working capital cash flows for accounts payable, other payables and VAT payable in the year ended December 31, 2005 compared to the year ended December 31, 2004.

Net cash provided by financing activities was $10,020,000 in the year ended December 31, 2005, compared with net cash used in financing activities of $3,204,000 in the year ended December 31, 2004.  The increase of $13,224,000 was principally due to the issue of convertible notes of $12,500,000 on November 18, 2005 and the decrease in dividend distribution of $2,257,000, which was offset by the increase in debt issue costs of $1,583,000.

Shanxi Coal leased the Liulin Jiucai Plant from Jucai Coal Industry Co., Limited, which has an annual clean coal washing capacity of 100,000 MT.  This facility is located about two miles away from the premises of coal mine owned and operated by Jucai Coal.  Zhao Yao is a 75% owner of Jucai Coal. The lease agreement was entered on December 2, 2001 and was terminated on December 31, 2005.   The cost for the leased capacity was approximately $611,000 annually with four quarterly payments per year.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province.  The Liulin County plant is expected to have an annual clean coal washing capacity of 1.1 million MT while the Zhong Yang County plant is expected to have an annual clean coal washing capacity of 1.2 million MT.  After completing trial production, the Liulin County plant  started formal production at the end of November 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhong Yang County plant  started trial production at the end of November, with formal production expected to start in April of 2006.  The Zhong Yang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, be amortized over 10 years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly.

Our principal on-going liquidity requirements are to finance our coal washing operations and to fund the payment of the loans totaling $13,000,000 for the acquisition of the New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant.   We must also pay interest on the notes issued in our November 18, 2005 private placement which have an aggregate principal amount of $12.5 million, an interest rate of 8% per annum and a maturity date of October 31, 2008.  Interest is payable quarterly and the principal amount is payable at the maturity date.  These notes may be converted into our common stock at the conversion price of $.50 per share.  The price of our stock is likely to impact our liquidity needs for payment of these notes on both a long-term and short-term basis.  We believe that as our stock becomes more valuable, the note holders will be more likely to convert their notes into common stock, and we would not be required to pay the interest any longer or the principal at all, decreasing our need for cash.  Conversely, if our stock price decreases, note holders are less likely to convert and our need for cash to pay interest and principal on the notes will increase.  Warrants were also issued in that private placement to acquire up to 25,000,000 shares of our common stock which are exercisable at price of $.60 per share, or an aggregate of $15,000,000. We believe that the likelihood that these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

Our business is heavily dependent on our coal inventory. Because of recent coal mining accidents, the Chinese government has been closing mines throughout China.  In addition, in Shanxi Province, the authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 and 900,000 MT.  These activities may lead to increased competition for coal and result in higher prices for the raw coal we purchase, increasing our need for liquidity.

In addition, while the Chinese steel industry has been expanding over-supply could have the effect of depressing steel prices, negatively impacting the demand for our product and making the collection of our accounts receivable more difficult.

Our Zhong Yang County plant, which started trial production at the end of November, is expected to start formal production in April of 2006. If technical issues arise during trial production of the plant or thereafter, we may need to pay further costs towards making it fully operational. In such an event, we would use the proceeds we received from our private placement in November 18, 2005 to pay these further costs. We are also considering the construction of a power generating plant.  We intend to use a portion of the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised. However, these proceeds which would aggregate $15,000,000 to the extent they are all fully exercised, are not sufficient to pay the $18,100,000 the plant is projected to cost.  The balance of the cost would be paid from our operations, or we would have to secure a loan.

We believe that our liquidity will be adequate to satisfy our obligations for the coming fiscal year.  Future requirements for our business needs, including the funding of capital expenditures and debt service for outstanding financings are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources.  However, we may not be able to generate sufficient operating cash flow and external financing sources may not be available in amounts or on terms sufficient to meet our liquidity needs.   Our opinion concerning our liquidity is based on current information.  If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Puda Coal's Significant Accounting Estimates and Policies

        The discussion and analysis of Puda Coal's financial condition and results of operations is based upon Shanxi Coal’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Shanxi Coal’s to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, Shanxi Coal’s evaluates its estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. Shanxi Coal’s bases its estimates on historical experience and on various other assumptions that Puda believes to be reasonable under the circumstances, the results of which form Shanxi Coal’s 's basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Shanxi Coal must make estimates of the collectability of accounts receivable. Shanxi Coal analyzes historical write-offs, changes in its internal credit policies and customer concentrations when evaluating the adequacy of its allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if Shanxi Coal makes different judgments or uses difference estimates.

        Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicators are present, Shanxi Coal must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

        Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, goodwill is tested by comparing net book value of the reporting entity to fair vair values require significant judgment because broad economic factors, indus/P>

        Revenue from sales of processed coal is generally recognized during the period when the coal is delivered and title passes to the purchaser.

        Shanxi Coal's functional currency is China’s Renminbi ("RMB") and its reporting currency is U.S. dollars. Shanxi Coal's balance sheet accounts are translated into U.S. dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the years ended December 31, 2003 and 2004. The PRC during 2003 and 2004 fixed the exchange rate of 8.28 RMB per US$1.00.

        The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on Puda Coal because it has not previously engaged in any significant transactions that are subject to the restrictions.

Item 7. Financial Statements.

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 And 2004

Together With Report Of

Independent Registered Public Accounting Firm

PUDA COAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                          2

Consolidated Balance Sheet                                                                        3-4

Consolidated Statements of Operations                                                        5

Consolidated Statements of Changes in Stockholders’ Equity                      6

Consolidated Statements of Cash Flows                                                       7

Notes to Consolidated Financial Statements                                                8-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Puda Coal, Inc.

We have audited the accompanying consolidated balance sheet of Puda Coal, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puda Coal, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens

Certified Public Accountants

Hong Kong

February 24, 2006 except for Note 24,

as to which the date is March 20, 2006

PUDA COAL, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005

(In thousand of United States dollars)

	Note(s)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	21	$ 12,067
Restricted cash	3, 21	615
Accounts receivable, net	4	4,224
Other receivables
- Related parties	5	17
- Third parties		36
Advance to suppliers		2,959
Deferred charges	11	5,340
Inventories	6	7,559

Total current assets		32,817

PROPERTY, PLANT AND EQUIPMENT, NET	7	10,823

INTANGIBLE ASSETS, NET	8	3,807

TOTAL ASSETS		$ 47,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	5, 10	$ 1,300
Accounts payable
- Related party	5	154
- Third parties		1,172
Other payables
- Related party	5	874
- Third parties		708
Accrued expenses		363
Income taxes payable	9	1,397
VAT payable	9	317
Distribution payable		992
Warrants	11	10,450
Total current liabilities		17,727
LONG-TERM LIABILITIES
Long-term debt
- Related party	5, 10	11,700
Convertible notes	11	11,650
Less: discount on convertible notes	11	(4,687)
Total long-term liabilities		18,663
COMMITMENTS AND CONTINGENCIES	12

PUDA COAL, INC.

CONSOLIDATED BALANCE SHEET (Continued)

December 31, 2005

(In thousand of United States dollars)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000	13	75
Paid-in capital		4,208
Paid-in capital-conversion feature	11	6,875
Statutory surplus reserve fund	14	1,366
Accumulated deficit		(1,621)
Accumulated other comprehensive income		154

Total stockholders’ equity		11,057

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$ 47,447

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2005 and 2004

(In thousand of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2005	2004

NET REVENUE		$ 51,710	$ 19,735

COST OF REVENUE	5	(40,047)	(13,229)

GROSS PROFIT		11,663	6,506

OPERATING EXPENSES
Selling expenses		791	322
General and administrative expenses	5	789	203
Other operating expenses	15	902	414

TOTAL OPERATING EXPENSES		2,482	939

INCOME FROM OPERATIONS		9,181	5,567

GAIN/(LOSS) ON SHORT-TERM INVESTMENTS		6	(4)

INTEREST INCOME		12	-

INTEREST EXPENSE		(114)	(4)

DEBT FINANCING COSTS	16	(8,881)	-

INCOME BEFORE INCOME TAXES		204	5,559

INCOME TAXES	17	(3,439)	(1,866)

NET (LOSS)/INCOME		(3,235)	3,693

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		154	-

COMPREHENSIVE (LOSS)/INCOME		$ (3,081)	$ 3,693

(LOSS)/EARNINGS PER SHARE-BASIC		$ (0.04)	$ 0.05
-DILUTED		$ (0.04)	$ 0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	18	73,950,274	73,750,000
-DILUTED	18	73,950,274	73,762,817

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005 and 2004

(In thousand of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	PAID-IN CAPITAL-CONVERSION FEATURE	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS/ (ACUMULATED DEFICIT)	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares
Balance, January 1, 2004, as recapitalized (see Notes 1 and 13)	73,750,000	$ 74	$ 2,643	$ -	$ 675	$ 2,457	$ -	$ 5,849
Net income	-	-	-	-	-	3,693	-	3,693
Transfer to statutory Reserve	-	-	-	-	568	(568)	-	-
Dividend distribution	-	-	-	-	-	(2,393)	-	(2,393)

Balance, December 31, 2004	73,750,000	74	2,643	-	1,243	3,189	-	7,149

Shareholder contribution	-	-	50	-	-	-	-	50
Notes converted to common stock, November 18, 2005, at $0.50 per share	1,700,000	1	849	-	-	-	-	850
Conversion feature for convertible notes	-	-	-	6,875	-	-	-	6,875
Net loss	-	-	-	-	-	(3,235)	-	(3,235)
Transfer to statutory Reserve	-	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	-	(1,452)	-	(1,452)
Difference between book value of assets of a related party and the purchase price for assets being conveyed from the related party (see Notes 7 and 8)	-	-	666		-	-	-	666
Foreign currency translation adjustment	-	-	-	-	-	-	154	154

Balance, December 31, 2005	75,450,000	$ 75	$ 4,208	$ 6,875	$ 1,366	$ (1,621)	$ 154	$ 11,057

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005 and 2004

(In thousand of United States dollars)

		Years ended December 31,
	Notes	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income		$ (3,235)	$ 3,693
Adjustments to reconcile net income to net cash used in operating activities
Amortization of land-use rights		9	4
Depreciation		183	111
Provision for doubtful debts		5	1
Amortization of debt issue costs		264	-
Amortization of discount on convertible notes and warrants		8,617	-
Changes in operating assets and liabilities:
Decrease/(increase) in short-term investments		117	(117)
Increase in accounts receivable		(1,507)	(383)
Decrease/(increase) in notes receivable		638	(372)
Decrease in other receivables		2,251	569
Increase in advance to suppliers		(2,430)	(70)
(Increase)/decrease in inventories		(3,994)	20
Increase in accounts payable		610	37
Decrease in notes payable		-	(72)
Increase in accrued expenses		115	73
Decrease in advance from customers		-	(368)
Increase in other payables		1,094	147
(Decrease)/increase in income tax payable		(611)	187
Increase/(decrease) in VAT payable		66	(856)
Increase in restricted cash		(615)	-

Net cash provided by operating activities		1,577	2,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of convertible notes		12,500	-
Debt issue costs		(1,583)	-
Shareholder contribution		50	-
Distribution paid to owners of a subsidiary		(947)	(3,204)

Net cash provided by/(used in) financing activities		10,020	(3,204)

Effect of exchange rate changes on cash		157	-

Net increase/(decrease) in cash and cash equivalents		11,754	(600)
Cash and cash equivalents at beginning of year		313	913

Cash and cash equivalents at end of year		$ 12,067	$ 313

Supplementary cash flow information:	19

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)("the Company" or “Puda”) is a Florida chartered  corporation  headquartered in Vero Beach,  Florida.  The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams.  Prior to  April  22,  2004,  the  Company's   activities  consisted  of  capital transactions,  organization,  and  development  of the Company's  Phoslock product line.

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

Concurrently with the asset transfer to PMI, the Company distributed on a pro rata basis all of its stock ownership in PMI to the holders of its common stock (the "Distribution").  As a result of this transfer and the Distribution, PMI operates independently from the Company and as a successor to the Company's business and operations and the Company no longer had any  meaningful  business  assets,  operations  or  sources of revenue.

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of the Company.  In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”).  All share data have been retroactively adjusted for the Reverse Split (Note 13).

On August 2, 2005, the authorized number of shares of common stock of the Company was increased from 100,000,000 shares to 150,000,000 shares.  On September 8, 2005, Puda completed the Reverse Split. Following the Mandatory Conversion of preferred shares and the Reverse Split, the BVI members received, in the aggregate, approximately 67,850,000 shares of total of 73,750,000 of Puda’s common stock, representing 92% of the outstanding shares of Puda’s common stock.

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI did not have any operating activities from August 19, 2004 (inception) to December 31, 2005.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”).  Putai was incorporated on November 5, 2004 and has a registered capital of $20,000.  Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

Shanxi Coal was established on June 7, 1995.  Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China.  Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up.  The owners of Shanxi Coal are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%).  Zhao Ming and Zhao Yao are executive officers of Puda and are brothers.

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Restructuring Agreements”).  Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai.   Each of the holders of the registered capital of Shanxi Coal also granted Putai the exclusive right and option to acquire all of their registered capital of Shanxi Coal and further authorized Putai to exercise the voting rights of the owners of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital.  Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

●

Puda Coal, Inc.: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held directly.

●

Puda Investment Holding Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda.

●

Taiyuan Putai Business Consulting Co., Ltd: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

●

Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization, the organizational structure of the Group as at December 31, 2005 is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Zhao Ming (80%) and Zhao Yao (20%)
| 100%		|
Taiyuan Putai Business Consulting Co., Ltd. "Putai"	Operating Agreements Operation and Control à ß Economic Benefits and Risks	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

These consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company). Puda controls BVI and Putai through stock ownership. Puda controls Shanxi Coal by means other than record ownership of voting stock (Note 1). Intercompany items have been eliminated. The consolidated financial statements give effect to the Mandatory Conversion and Reverse Split.  For accounting purpose, the transactions are effective on January 1, 2004.

The merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors.  These transactions are considered to be capital transactions in substance, rather than business combinations.  That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.  The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded. For accounting purposes, Shanxi Coal is deemed to be the acquirer.

The consolidated balance sheet as of December 31, 2005 includes Puda, BVI, Putai and Shanxi Coal (‘the Group”). The consolidated statement of operations for the year ended December 31, 2005 include Shanxi Coal for the full year, BVI and Putai from June 24, 2005, and Puda from July 15, 2005.  The consolidated statements of operations for the year ended December 31, 2004 include Shanxi Coal only.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2005, the Group did not have any cash equivalents.

(d) Short-term Investments

Short-term investments are classified as trading securities and are carried at readily determinable fair value, with the unrealized or realized gains and losses, if any, reported in other income in the consolidated statement of operations. The cost of securities sold is based on the specific-identification method.

(e) Allowance for Doubtful Accounts

The Group recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Group becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

(f) Inventories

Inventories comprise raw materials and finished goods and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(g) Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

Management considers that they have a 10% residual value for buildings, and a 5% residual value for other property, plant and equipment. The estimated useful lives are as follows:

Buildings and facility

20 years

Machinery and equipment

10 years

Motor vehicles

10 years

Office equipment and others

10 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the consolidated statement of operations.

(h) Land-use Rights and Amortization

Land-use rights are stated at cost, less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Shanxi Province, PRC.

(i) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

(j) Income Taxes

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of December 31, 2005.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(k) Revenue Recognition

Revenue from goods sold is recognized when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the buyer; (ii) title has passed to the buyer, which generally is at the time of delivery; (iii) the seller’s price to the buyer is agreed between the Company and the buyer; and (iv) collectibility is reasonably assured.

(l) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity.   Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the years ended December 31, 2005 and 2004.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

(m) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts, related party and other receivables, accounts payable, other payables and accrued expenses, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Group could borrow funds with similar remaining maturities.

(n) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive.  Shares issued in the exchange (see Note 1) are presented as outstanding for all years.

(o) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the years presented from foreign currency translation adjustments.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restricted Cash

Restricted cash comprised of $233,000 reserved for interest payment on convertible notes and $382,000 reserved for payment of post-market support and investor relations expenses.

4. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

December 31, 2005
’000

Balance, beginning of year	$ 29
Additions	5

Balance, end of year	$ 34

The Group did not have any bad debts in the years ended December 31, 2005 and 2004.

5. Related Party Transactions

As of December 31, 2005, the Group had the following amounts due from/to related parties:-

December 31, 2005
$’000

Other receivable from an owner, Zhao Ming	$ 17

Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$ 154

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$ 673

Other payable to an owner, Zhao Yao	201

$ 874

Loan payable to Resources Group:
-current portion	$ 1,300
-non-current portion	11,700

$ 13,000

 PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions (continued)

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The amount payable to Zhao Yao represents land-use right paid by him on behalf of Shanxi Coal (see Note 8).

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the years ended December 31, 2005 and 2004, rental expenses payable to Resources Group were $24,000 and $24,000, respectively, which were charged to cost of revenue and general and administrative expenses in the consolidated statements of operations (see Note 12).

By an agreement entered into between Shanxi Coal and Resources Group on April 25, 2005, Resources Group agreed to act as Shanxi Coal’s agent and to pay all the tax liabilities (including surcharges and penalties) on behalf of Shanxi Coal with retrospective effect from its establishment to December 31, 2004.  The China Tax Bureau approved the arrangement by issuing an approval notice to Shanxi Coal.  In the years ended December 31, 2005 and 2004, Shanxi Coal has paid $251,000 and $2,968,000, respectively, to Resources Group for payment of income taxes and value-added tax (“VAT”). In December 2004, Resources Group paid Shanxi Coal’s income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau. In April 2005, Resources Group paid Shanxi Coal’s VAT of $251,000 to the China Tax Bureau. In September 2005, Resources Group paid Shanxi Coal’s income taxes of $2,054,000 for the China Tax Bureau (see Notes 9 and 19).

In the years ended December 31, 2005 and 2004, Resources Group paid professional and regulatory charges related to the public listing on behalf of the Company in the amounts of $901,000 and $nil, respectively (see Note 15).  The balance payable to Resources Group of $673,000 includes these charges of $901,000, netted against other receivables of $228,000 due from Resources Group.

In 2001, Shanxi Coal entered into an agreement with Jucai Coal to lease a coal washing plant. In the years ended December 31, 2005 and 2004, rental expenses in the amounts of $611,000 and $604,000, respectively, were paid to Jucai Coal and these rental expenses were charged to cost of revenue in the consolidated statements of operations.  The lease was terminated on December 31, 2005.

In the years ended December 31, 2005 and 2004, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $4,367,000 and $1,556,000, respectively.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal, pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers.  Under the terms of the agreement, Shanxi Coal receives a discount of approximately $4 to $6 per metric ton of coal from the price Jucai Coal charges to its other customers.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions (continued)

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province.  The Liulin County plant is expected to have an annual clean coal washing capacity of 1.1 million metric tons while the Zhong Yang County plant is expected to have an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production at the end of November 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhong Yang County plant started trial production at the end of November 2005, with formal production expected to start by the end of March 2006.  The Zhong Yang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, be amortized over 10 years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly (see Notes 7, 8 and 10).  The conveyance loan is subordinated to the convertible notes (see Note 10).

6. Inventories

As of December 31, 2005, inventories consist of the following:

December 31, 2005
$’000

Raw materials	$ 6,516
Finished goods	1,043

Total	$ 7,559

There was no allowance for losses on inventories as of December 31, 2005.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net

As of December 31, 2005 property, plant and equipment consist of following:

December 31, 2005
$’000
Cost:
Buildings and facilities	$ 2,961
Machinery equipment	8,131
Motor vehicles	254
Office equipment and others	76

11,422

Accumulated depreciation:
Buildings and facility	107
Machinery equipment	345
Motor vehicles	118
Office equipment and others	29

599
Carrying value:
Buildings and facility	2,854
Machinery equipment	7,786
Motor vehicles	136
Office equipment and others	47

$ 10,823

On November 17, 2005, Shanxi Coal purchased two new coal washing plants and related coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province for a total purchase price of $13,000,000, of which land-use rights amounted to $2,900,000 (see Note 8), buildings and facilities amounted to $2,000,000 and machinery equipment amounted to $8,100,000.   The total purchase price of $13,000,000 is seller-financed, with an interest rate of 6% per annum, and is payable in ten years from December 31, 2005.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Note 5).  The costs of these buildings and facilities and machinery equipment in the financial statements are $2,534,000 and $7,498,000, respectively, being the book value of these buildings and facilities and machinery equipment of Resources Group on transfer.  The total difference between the purchase price and the book value of Resources Group for these buildings and facilities and machinery equipment of $68,000 was debited to paid-in capital.

Depreciation expense for the years ended December 31, 2005 and 2004 was approximately $183,000 and $111,000, respectively.  In the year ended December 31, 2005, the amount included in cost of sales and general and administrative expenses was approximately $158,000 (2004: $86,000) and $25,000 (2004: $25,000), respectively.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets

Land-use rights
December 31, 2005
$’000

Cost	$ 3,831

Accumulated amortization	24

Carrying value	$ 3,807

Land-use right of $197,000 paid by Zhao Yao on behalf of Shanxi Coal is located in Liulin County, Shanxi Province and is amortized over 50 years up to March 2051 (see Note 5).

On November 17, 2005, Shanxi Coal purchased two new coal washing plants and related coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province for a total purchase price of $13,000,000, of which land-use rights amounted to $2,900,000, buildings and facilities amounted to $2,000,000 (see Note 7) and machinery equipment amounted to $8,100,000 (see Note 7).  The purchase price of the land-use rights of Liulin County and Zhong Yang County are $900,000 and $2,000,000, respectively.  The costs of the land-use rights of Liulin County and Zhong Yang County in the financial statements are $1,392,000 and $2,242,000, respectively, being the book value of these land-use rights of Resources Group on transfer.  The total difference between the purchase price and the book value of Resources Group of $734,000 was credited to paid-in capital. The land-use right of Liulin County is amortized over 50 years up to August 4, 2055 and land-use right of Zhong Yang County is amortized over 50 years up to May 20, 2055.

Amortization expense for the years ended December 31, 2005 and 2004 was approximately $9,000 and $3,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2006, 2007, 2008, 2009 and 2010 amounts to approximately $62,000, $62,000, $62,000, $62,000 and $62,000, respectively.

9. Income and Other Taxes Payable

By an agreement entered into between Shanxi Coal and Resources Group on April 25, 2005, Resources Group agreed to act as Shanxi Coal’s agent and to pay all the tax liabilities (including surcharges and penalties) on behalf of Shanxi Coal with retrospective effect from its establishment to December 31, 2004. Shanxi Coal has advanced funds to Resources Group for payment of income tax and VAT (see Note 5).

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt

December 31, 2005
$’000

Conveyance loan	$ 13,000
Less: current portion	(1,300)
Long-term portion	$ 11,700

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province for a total purchase price of $13,000,000.  The purchase price of $13,000,000 is seller-financed, payable over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  Amount payable of $1,300,000 in 2006 was included in current portion of long-term debt.  The conveyance loan is subordinated to the convertible notes.  Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Note 5).

The future principal payments under the conveyance loan as of December 31, 2005 are as follows:

December 31, 2005
Year	$’000

2006	$ 1,300
2007	1,300
2008	1,300
2009	1,300
2010	1,300
Thereafter	6,500
$ 13,000

11. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 was converted into 1,700,000 shares of common stock immediately.  The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Convertible Notes and Related Warrants (continued)

Investors were given "full ratchet" anti-dilution protection for issuances of Puda's common stock under the notes and the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the conversion of the notes or exercise of the warrants, (ii) the issuance of shares of common stock for the payment of the penalties under the notes, or (iii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda's stockholders. Investors were also given registration rights in connection with the resale of (i) the common stock into which the notes may be converted, and (ii) the common stock underlying the warrants, on a registration statement to be filed with the Securities and Exchange Commission (“SEC”). Such registration statement is required to be filed within 30 days following the date of closing of the offer and sale of the units, which occurred on November 18, 2005, and declared effective within 120 days from that date, or Puda will be subject to pay a penalty to investors of an amount equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock for every 30 day period, or part thereof, after the relevant date. Puda is required to pay the costs associated with the registration statement.  Puda is also required to pay investors an amount equal to 1% of the purchase price of each unit held by investors for every 30 day period that Puda becomes deficient in its periodic reporting requirements with the SEC under the Securities Exchange Act of 1934, as amended until all the securities have been sold by the investors.  This late filing penalty will be in addition to any other penalties and is payable in shares of Puda’s common stock.

On the date the notes and related warrants were issued, the Company’s stock was trading at $2.46 per share.  Because the conversion price of $.50 per share was less than the market price of the stock, the notes contain a beneficial conversion feature.  In accordance with Emerging Issues Task Force (“EITF”) Consensus 00-27, the Company first allocated the proceeds of the notes to the warrants and beneficial conversion feature, with any remainder to be allocated to the debt.  Based on    a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $1.93 per share, or $48,250,000.  As this value is greater than the debt of $12,500,000, the total issue was discounted.  The discount was allocated between the warrants and beneficial conversion feature based on their relative fair values, resulting in the warrants being valued at $5,625,000 and the beneficial conversion feature at $6,875,000.  The beneficial conversion feature was recorded in paid-in capital.   Because the notes were convertible immediately, the full amount allocated to the beneficial conversion feature was amortized to debt financing costs in 2005.   The amount allocated to the warrants is classified as a current liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the estimated life of the debt of 1 year, up to October 31, 2006, as it is expected that note holders will convert the debt and exercise the warrants within one year because of the attractive terms.  The amount amortized in the year ended December 31, 2005 was $938,000.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Convertible Notes and Related Warrants (continued)

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share.  These warrants were valued at $1.93 per share and the total value amounted to $4,825,000. As with the warrants related to the notes, the placement agent warrants are classified as current liabilities as the warrants contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the estimated life of the debt of 1 year, up to October 31, 2006.  The amount amortized in the year ended December 31, 2005 was $804,000.  The unamortized amount of $4,021,000 was recorded in deferred charges.

Debt issue costs of $1,583,000 are being amortized over the estimated life of the debt of 1 year, up to October 31, 2006 and the amount amortized in the year ended December 31, 2005 was $264,000. The unamortized amount of $1,319,000 as of December 31, 2005 was recorded in deferred charges.

As of December 31, 2005 the consolidated balance sheet includes current liabilities of $10,450,000 represented by the investor warrants of $5,625,000 and the placement agent warrants of $4,825,000.  Long-term liabilities of $11,650,000 include the gross amount of the convertible notes of $12,500,000 less the amount converted to common stock of $850,000. The offsetting discount of $4,687,000 is comprised of the discount of $5,625,000 allocated to the warrants, reduced by the amortization of $938,000.

Interest expense on the convertible notes in the year ended December 31, 2005 amounted to $114,000.

12. Commitments and Contingencies

As of December 2005 and 2004, the Group leased equipment, plant and office premises under several operating lease agreements expiring in 2006, 2007 and 2008, respectively (see Note 5).

The future minimum lease payments under the above-mentioned leases as of December 31, 2005 are as follows:-

December 31, 2005
Year	$’000

2006	$ 6
2007	6
2008	6

$ 18

The above future lease payments represent amounts payable to Resources Group.

As of December 2005 and 2004, the Group did not have any contingent liabilities.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Common Stock

The number of shares of common stock presented as outstanding as of January 1, 2004 in the consolidated statement of changes in stockholders’ equity includes the shares issued by the Company as a result of the reorganization as described in Note 1.  The shares issued by the Company as a result of the reorganization, as presented below, do not include additional shares which may be issued in connection with the Reverse Split for fractional shares and to preserve round lot holders.  Details of the number of shares presented are as follows:

Number of shares

Outstanding shares as at July 15, 2005 prior to the reorganization	59,000,000

Common stock converted from preferred stock issued as a result of the reorganization	678,500,000
Effect of the 1 for 10 reverse stock split	(663,750,000)

Number of shares of common stock presented in the consolidated statement of changes in stockholders’ equity as of January 1, 2004	73,750,000

14. Profit Appropriation

In accordance with PRC regulations, Shanxi Coal is required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with PRC GAAP.  According to the Memorandum and Articles of Association of Shanxi Coal appropriation to the statutory surplus reserve fund should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve fund is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund should be at least 5% of the after-tax net income determined in accordance with the PRC GAAP. Statutory surplus reserve is established for the purpose of remedying Shanxi Coal’s losses, expanding operations, or increasing registered capital, and is non-distributable other than in liquidation.

15. Other Operating Expenses

Other operating expenses for the year ended December 31, 2005 mainly include $901,000 for professional and regulatory charges related to the public listing (2004: $414,000).

16. Debt Financing Costs

Debt financing costs for the year ended December 31, 2005 include amortization of debt issue costs of $264,000 (2004: $nil) and amortization of discount on convertible notes and warrants of $8,617,000 (2004: $nil) (See Note 11).

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the year ended December 31, 2005, as they did not generate any taxable profits during the year.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Years ended December 31,
	2005	2004
	$’000	$’000

Current year provision	$ 3,439	$ 1,866

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Years ended December 31,
	2005	2004
	$’000	$’000

Income before income taxes	$ 204	$ 5,559

Income tax on pretax income at statutory rate	70	1,890
Tax effect of expenses that are not deductible in determining taxable profits	3,385	32
Effect of different tax rates of subsidiary operating in other jurisdictions	(94)	(56)
Valuation allowance	78	-

Income tax at effective rate	$ 3,439	$ 1,866

As at December 31, 2005 and 2004, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $1,337,000 and $nil, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2005.   The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024 and 2025 in the amounts of $132,000, $394,000, $153,000, $380,000 and $278,000, respectively.

At December 31, 2005, deferred tax assets consist of:

December 31, 2005
$’000

Net operating loss carryforwards	$ 455
Less: Valuation allowance	(455)

Net	$ -

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Basic and Diluted Weighted Average Number of Shares

	Year ended December 31,
	2005	2004

Basic weighted average number of shares	73,950,274	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	-	12,817

Diluted weighted average number of shares	73,950,274	73,762,817

The options, convertible notes and warrants have no dilutive effect on the basic loss per share in 2005 because of the loss, but these items could potentially dilute earnings per share in the future.

19. Supplementary cash flow information

Years ended December 31,
	2005	2004
	$’000	$’000

Cash paid during the period for:
Interest	$ 114	$ 4
Income taxes (see Note 5)	$ 2,039	$ -

Major non-cash transactions:
Common shares issued for services	$ 10	$ -
Notes converted into common shares	$ 850	$ -
Dividend declared	$ 1,452	$ 2,393
Purchase of land-use rights, property, plant and equipment from Resources Group (see Note 5)	$ 13,000	$ -

20. Options

As at December 31, 2005, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$ 0.10	October 20, 2008	31
500,000	50,000 (ii)	$ 1	October 27, 2006	58
1,000,000	100,000 (iii)	$ 1	November 5, 2006	115

(i)

were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)

were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)

were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At December 31, 2005, the Group has a credit risk exposure of uninsured cash in banks of approximately $12,682,000.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

	December 31,
Customers	2005		2004
	$’000%		$’000%

Customer A	$ 6,588	13	$ 2,664	13
Customer B	$ 7,810	15	$ -	-
Customer C	$ -	-	$ 2,056	10
Customer D	$ -	-	$ 2,923	15

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2005 and 2004, respectively:

	December 31,
Customers	2005		2004
	$’000%		$’000%

Customer E	$ 480	11	$ 327	12
Customer F	$ 470	11	$ -	-
Customer G	$ 465	11	$ 323	12
Customer A	$ -	-	$ 451	16
Customer C	$ -	-	$ 300	11

22. Retirement Benefits

The full-time employees of Shanxi Coal are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The Group is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $115,000 and $73,000 for the years ended December 31, 2005 and 2004, respectively and were recorded as accrued expenses.  As of December 31, 2005 and 2004, the total amount included in accrued expenses for the provision is $363,000 and $248,000, respectively. The Group is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The contributions have not yet been made to the government social welfare organization for the years ended December 31, 2005 and 2004. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Group is responsible for the education benefits to be paid and it has been accrued for in the consolidated financial statements.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Retirement Benefits (continued)

In the EITF Consensus 92-13, EITF provides guidance regarding accounting for estimated payments in connection with the Coal industry Retiree Health Benefit Act of 1992, which requires enterprises that have ongoing operations in the coal industry to account for their obligations under the Act as either participation in a multi-employer plan or as a liability. The Group is only required to comply with the aforementioned separate contribution plan according to local statutory requirements regarding retiree health benefits, accordingly, the Consensus does not have impact on the Group’s consolidated financial statements presented.

23. Black Lung Benefits

In the United States of America, companies are responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung).  In the PRC, besides a uniform contribution plan described in Note 14, there is no such special Act or regulatory requirements to cover occurrences of coal worker’s black lung. The Group provides no provision for its workers’ black lung benefits inasmuch as the aforesaid Act does not apply to the Group.

24. Subsequent Events

As at the date of the auditor’s report on this Subsequent Events note to the financial statements (March 20, 2006), the registration statement regarding the convertible notes and related warrants as described in Note 11 has not been declared effective by the SEC.  The relevant date  of March 17, 2006 for having the SEC declare the registration date has passed.  Therefore, Puda is required to pay the penalty to investors for the delay in getting them registration rights. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30 day period, or part thereof, after the relevant date. The penalty payable to the investors is approximately $4,200 per day after the relevant date.

25. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123."  SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for the Group for the year ending December 31, 2006.  The adoption of SFAS No. 123R is expected to have no material impact on the Group’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets."  The Statement is an amendment of APB Opinion No. 29.  SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  SFAS No. 153 is effective for the year ending December 31, 2006. The adoption of SFAS No. 153 is expected to have no material impact on the Group’s consolidated financial statements.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only

(In thousand of United States dollars)

December 31, 2005
ASSETS
CURRENT ASSETS
Restricted cash	$ 615
Deferred charges	5,340

Total current assets	5,955

INVESTMENT IN SUBSIDIARIES	11,799

TOTAL ASSETS	$ 17,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Warrants	$ 10,450

Total current liabilities	10,450

LONG-TERM LIABILITIES
Convertible notes	11,650
Less: discount on convertible notes	(4,687)

Total long-term liabilities	6,963

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000 shares	75
Paid-in capital	3,609
Paid-in capital-conversion feature	6,875
Accumulated deficit	(10,218)

Total stockholders’ equity	341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 17,754

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only

(In thousand of United States dollars)

For the period from July 15, 2005 to December 31, 2005

Revenue	$ -

General and administrative expenses	(118)

Loss from operations	(118)

Interest expenses	(114)

Debt financing costs	(8,881)

Net loss	$ (9,113)

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only

(In thousand of United States dollars)

For the period from July 15, 2005 to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (9,113)
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issue costs	264
Amortization of discount on convertible notes and warrants	8,617
Changes in operating assets and liabilities:
Advances to subsidiaries	(10,070)
Increase in restricted cash	(615)

Net cash used in operating activities	(10,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of convertible notes	12,500
Debt issue costs	(1,583)

Net cash provided by financing activities	10,917

Net increase in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$ -

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 19, 2005, we dismissed Durland & Company, CPA's, P.A. ("Durland") as our independent certified public accountants. The decision was approved by the Board of Directors.

The report of Durland on the Company's financial statements for its fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to any uncertainty, audit scope or accounting principles. During the our fiscal year ended December 31, 2004 and 2003 and the subsequent interim periods preceding the termination, there were no disagreements with Durland on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Durland would have caused Durland to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

Effective July 19, 2005, Moore Stephens was engaged as the Company's new independent registered accounting firm.

We did not consult with Moore Stephens regarding the application of accounting principles to any specific completed or contemplated transaction , or the type of audit opinion that might be provided on our financial statements, nor was there any written or oral advice provided to us that was an important factor considered by us in reaching a decision on any accounting , auditing or financial reporting issue.

We provided Durland with a copy of our Form 8-K/A announcing our change in certifying accountant prior to filing it with the SEC on August 11, 2005 and requested a response thereto from Durland.  A copy of the letter from Durland stating its agreement with the statements in Item 4.01 was filed as Exhibit 16.1 to that Form 8-K/A.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this annual report on Form 10-KSB. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold with Puda Coal.

Name	Age	Position
Zhao Ming	34	Chief Executive Officer, President and Chairman of the Board
Zhao Yao	46	Chief Operating Officer
Jin Xia	40	Chief Financial Officer
Wang Lisheng	41	Director

Zhao Ming has been the CEO and Chairman of Shanxi Coal since 1995. He was appointed Chief Executive Officer, President and Chairman of the Board of Puda Coal on July 15, 2005.  He was one of the co-founders of Shanxi Coal.  He also serves as an executive officer of Shanxi Liulin Jucai Coal Industry Co., Limited, a coal mine which supplies raw coal to Shanxi Coal.  He had been the Vice President of Administration at the Fire Department of Taiyuan city from 1994 to 1997.  Mr. Zhao graduated from Nanjing Armed Police Forces Command College of China in 1994 with a bachelor's degree in management.  Zhao Ming and Zhao Yao are brothers.

Zhao Yao was one the co-founders of Shanxi Coal. He was named Chief Operating Officer of Shanxi Coal in 1999, and he was appointed Vice President in June 1995.  He also serves as an executive officer and is a 75% owner of Shanxi Liulin Jucai Coal Industry Co., Limited, a coal mine which supplies raw coal to Shanxi Coal.  He graduated from University of Shanxi in Taiyuan City, Shanxi Province in 1982 with a bachelor's degree in coal study, and graduated from China's Tsinghua University in Beijing in 1985 with a master's degree in coal study.  In July 9, 1985 a coal resources research report which he wrote was nationally published in China's leading coal industry newspaper for industry experts. He is a contributor to the Chinese Hope Project for child education, and was awarded Shanxi Province’s Distinguished Entrepreneur award by Shanxi provincial government in 2002. Zhao Ming and Zhao Yao are brothers.

Jin Xia joined Shanxi Coal in 2003 as Chief Financial Officer.  From 2000 to 2003 she was an accounting consultant to several companies. She was the Financial Accountant at a local government agency in Xinhualing of Taiyuan City, Shanxi Province from 1991 to 1999.  She served as an accountant at Xinhua Machinery Factory from 1987 to 1991.  Ms. Jin graduated from Shanxi Finance and Economics College in China with an associate degree.

Wang Lisheng became an independent director of Shanxi Group Co., Ltd. in October 2004. He has been a bank manager with the People's Bank of China Taiyuan Branch since 1986.  The People's Bank of China is the central bank in China. He graduated from Shanxi University in 1986 with a bachelor's degree in management and economics.

Zhao Ming and Zhao Yao are brothers.

Under a certain Voting Agreement, effective as of the closing of the Exchange Agreement, Keating Reverse Merger Fund and each BVI Member have agreed to vote their shares of Puda Coal's Common Stock to: (i) elect a person designated by Keating Reverse Merger Fund to the board for a period of one year following the closing of the Exchange Agreement; and (ii) elect such other persons that may be designated by Zhao Ming from time to time to fill any vacant position on the board of directors (other than the Keating Reverse Merger Designate).  The Keating Reverse Merger Fund has advised us that it intends to appoint the Keating Reverse Merger Designate to the Board in early 2006.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

None of the current executive officers currently have an employment agreement with Puda Coal, BVI, Putai or Shanxi Coal.

Audit Committee

Because we are not listed on an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, we are not required to have an audit committee.  Although we hope to have an audit committee established at some time in the future, we have not done so yet.  Since we have not established such a committee, we have not identified any member of such a committee as a financial expert.

Code of Ethics

The Company had not yet adopted a Code of Ethics, but is in the process of doing so.

Section 16(a) Beneficial Ownership Reporting Compliance

Because none of our stock is registered pursuant to Section 12 of the Exchange Act of 1934, as amended, our officers, directors and principal stockholders are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services to Shanxi Coal by its executive officers in all capacities for 2002, 2003 and 2004.  No other executive officer received total annual salary and bonus payments in excess of $100,000 during these periods.

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Zhao Ming (Chairman and Chief Executive Officer)	2005 2004 2003	19,900 4,833 5,075	- - -	- - -
Zhao Yao (Chief Operating Officer and Director)	2005 2004 2003	20,398 4,833 5,075	- - -	- - -
Jin Xia (Chief Financial Officer)	2005 2004 2003	11,123 2,388 1,913	- - -	- - -

Option Grants

Neither we nor Shanxi Coal maintain any equity incentive or stock option plan.  Accordingly, neither company granted options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.

Employment Contracts

Shanxi Coal does not have formal employment agreements with any of its executive officers or key employees.  Puda Coal does not have formal employment agreements with any of its executive officers or key employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding our Common Stock beneficially owned on December 31, 2005, and as adjusted after giving effect to the sale of the shares being sold in this offering for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31, 2005, we had 75,460,487 shares of our Common Stock outstanding.

The following table excludes any shares of the Company's Common Stock which may be issued for the round up of fractional shares and the special treatment to preserve round lot shareholders in connection with the Reverse Split.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Beneficial Ownership
Zhao Ming (1), (2), (3)	53,100,000	70.2%

Zhao Yao (1), (2), (3)	13,275,000	17.5%

Jin Xia (1)	0	-

Wang Lisheng (1)	0	-

Keating Reverse Merger Fund, LLC (2) c/o Timothy J. Keating, Manager 5251 DTC Parkway, Suite 1090 Greenwood Village, Colorado 80111	4,718,500	6.3%

All Executive Officers and Directors as a group	66,375,000	87.7%

(1)

Address is c/o Shanxi Puda Coal Group Co., Ltd. 426 Xuefu Street, Taiyuan, Shanxi Province, China.

(2)

Keating Reverse Merger Fund and each BVI Member have agreed to vote their shares of Puda Coal's Common Stock to (i) elect a person designated by Keating Reverse Merger Fund from time to time to Puda Coal's board for a period of one year following the closing of the Exchange Agreement; and (ii) elect such other persons that may be designated by Zhao Ming from time to time to fill any vacant position on the board of directors (other than the Keating Reverse Merger Designate).

(3)

Zhao Ming and Zhao Yao are brothers.

Item 12. Certain Relationships and Related Transactions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Dividend Payments.  Prior to our entering into the Operating Agreements, Shanxi Coal declared dividends of $1,295,000, $2,393,000 and $1,452,000 in 2003, 2004 and 2005 respectively.  Of the amounts declared, we distributed $0, $3,204,000 and 944,000 in 2003, 2004 and 2005, respectively.  $992,000 remains declared but unpaid. The dividends were distributed between Zhao Ming (80%) and Zhao Yao (20%).

Supply Agreement with Jucai Coal, a company controlled by Zhao Yao. We currently secure raw coal from a diversified pool of local Liulin County coal mines, including Jucai Coal, a coal mine that is owned 75% by Zhao Yao.  Jucai Coal supplies raw coal to both Shanxi Coal and other unrelated parties. Jucai Coal sold its raw coal production in 2003 and 2004 to Shanxi Coal at prevailing market prices.

 The raw coal purchased from Jucai Coal accounted for approximately 19% and 12.5% of Shanxi Coal's total raw coal purchases in tonnage in 2003 and 2004, respectively.  Accounts payable to Jucai Coal in 2003 and 2004 were $114,000 and $268,000, respectively. In 2005 we purchased approximately 135,273.4 MT or 13.7% of our purchased raw coal from Jucai Coal. In 2006 we anticipate purchasing approximately 300,000 MT of raw coal from Jucai Coal.

On November 17th, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal pursuant to which Shanxi Coal has priority to Jucai Coal's high grade metallurgical coking coal supply over Jucai Coal's other customers. Under the terms of the agreement, Shanxi Coal receives a discount of approximately $3.70 to $6.17 (RMB30 to RMB50) per MT of coal from the price Jucai Coal charges to its other customers.

Loan for Trip Expense.  In 2004, Zhao Ming borrowed approximately $2,000 from the Shanxi Coal for travel expenses.  The loan was interest free, unsecured with no fixed term for repayment.  The amount has been paid back to the Company.

The above related party receivable and payable balances are unsecured, interest-free and there are no fixed terms for repayment.

Headquarters Lease.  In 2001, Shanxi Coal entered into agreements with Resources Group, to lease an office and certain equipment.  In the years ended December 31, 2003 and 2004, rental expenses payable to Resources Group were $24,000 and $24,000 respectively.  In 2005 the rents paid were approximately $15,500.  The rental reflects a discount of approximately 10-15% over prevailing market rentals.

Tax Liability Payments.  By an agreement entered into between Shanxi Coal and Resources Group on April 25, 2005, Resources Group agreed to pay all the tax liabilities (including surcharges and penalties) of Shanxi Coal with retrospective effect from its establishment to December 31, 2004.  As of December 31, 2003 and 2004, Shanxi Coal has paid $2,800,000 and $5,768,000, respectively, to Resources Group for payment of income taxes and value-added tax ("VAT").  In December 2004, Resources Group paid Shanxi Coal's income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau.  Resources Group has fully performed its obligations under the tax agreement. In April 2005, Resources Group paid Shanxi Coal's VAT of $251,000 to the China Tax Bureau.  Shanxi Coal has advanced funds to Resources Group for payment of income tax and VAT.

Shanxi Liulin Jucai Plant Lease. Shanxi Coal had a lease for the Shanxi Liulin Jucai Plant, which had an annual clean coal washing capacity of 100,000 MT.  This facility is located about two miles from the premises of coal mine owned and was operated by Shanxi Liulin Jucai Coal Industry Co., Limited ("Jucai Coal").  Zhao Yao is a 75% owner of Jucai Coal.  Jucai Coal leased this coal processing facility to Shanxi Coal.  The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity was approximately $604,000 annually with four quarterly payments per year.  The lease expired on December 31, 2005 and was not renewed.

New Shanxi Liulin Jucai Plant and New Zhong Yang Plant Acquisitions. We financed our acquisition of the New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant through Resources Group, an entity owned 60% by Zhao Ming and 20% by Zhao Yao, for an aggregate cost of $13 million paid through a 6% secured loan amortized over 10 years.  The interest rate was approximately .9% lower than could have been obtained from a third-party bank.

Warehouse Facility.  Resources Group also has a large storage facility in Liulin County near Shanxi Coal's Shanxi Liuling Dongqiang Plant which holds cleaned coal processed our cleaning facilities.  The storage facility has a railway dock and spur with access to local rail.  It is permitted to use this facility rent-free.

Advance for Land use Rights. Zhao Yao advanced funds to the Company for payments due for land use rights for the land used for old Jucai Liulan  Plant of $197,000 in 2000.  The land use rights were for use of the land upon which the old Shanxi Liulin Jucai Plant was constructed.

Agreements with Keating Securities.  Keating Securities, LLC, a registered broker-dealer, was the exclusive placement agent for the private placement in which we sold the Notes and Warrants and was paid a commission equal to 9% of the aggregate gross proceeds from that offering plus a non-accountable expense allowance equal to 2% of the aggregate gross proceeds. In connection with the private placement, Keating Securities also received, for nominal consideration, five-year warrants to purchase Common Stock.   Warrants were also granted to employees of Keating Securities and to others acting on behalf of Keating Securities in connection with the private placement.  A total  of 2,072,500 warrants were granted to Keating Securities and its agents and employees, 1,250,000 of which went to Keating Securities and the balance to the agents and employees. Keating Securities also was a financial advisor in connection with an exchange agreement in which shares of the Company's stock were exchanged for all of the outstanding capital stock and ownership interests of BVI from the Puda BVI Members.  Prior to the exchange, the Company was a public shell company. The transaction advisory fee was $400,000.

Conflicts of Interest.  Zhao Ming and Zhao Yao may have, or may develop in the future, conflicts of interest with us.  They are the equity owners of Shanxi Coal and it may be in their personal economic interest to cause Shanxi Coal to disregard its contractual obligations under the Operating Agreements.  As the equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us.  In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhao’s.  It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default.  With their combined ownership of us (87.7%, and 51.8% after the Conversion), they can control the actions which we take.  They are also officers and Zhao Ming is our Chairman of the Board.  In addition, they also control the mines from which we get most of our coal.  By limiting or eliminating our supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group.

Item 13. Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-KSB:

3.1	Articles of Incorporation (incorporated by reference to Current Report of the Company on Form 8-K file September 21, 2005)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to SB-2/A , File #333-85306 filed on April 1, 2003

4.1	Voting Agreement dated 6/29/05 by and among Keating Revenue Merger Fund, LLC, Zhao Ming and Other Shareholders.

10.1

Stock Purchase  Agreement  dated April 23, 2004,  among the Keating Reverse Merger Fund, LLC, Purezza Group, Inc. and International Equities Group, Inc., (incorporated by reference to Exhibit 10.1 of Current Report of the Company filed on Form 8-K on May 14, 2005)

10.2

Exchange Agreement by and among Purezza Group, Inc., Taiyuan Putai Business Consulting Co., Ltd., Shanxi Puda  Resources Co, Ltd., Puda Investment Holding Limited, and each member of Puda BVI dated June 20, 2005 (incorporated by reference to Exhibit 2.1 Current Report of the Company filed on Form 8-K on June 24, 2005)

10.3	Technology License Agreement dated June 24, 2005 between Puda and Putai (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K on July 18, 2005)

10.4

Operating Agreement dated June 24, 2005 between Puda, Putai, Zhao Ming and Zhao Yao (incorporated by reference to Exhibit 10.2 to Exhibit 10.3 to Current Report of the Company filed on Form 8-K on July 18, 2005)

10.5	Exclusive Consulting Agreement dated June 24, 2005 between Puda and Putai (incorporated by reference to Exhibit 10.3 to Current Report of the Company filed on Form 8-K on July 18, 2005)

10.6

Exclusive Option Agreement dated June 24, 2005 between Puda, Putai, Zhao Ming and Zhao Yao (incorporated by reference to Exhibit 10.4 to Current Report of the Company filed on Form 8-K on July 18, 2005)

10.7	Authorization dated June 24, 2005 between Puda, Putai and Zhao Ming (incorporated by reference to Exhibit 10.5 to Current Report of the Company filed on Form 8-K on July 18, 2005)

10.8	Authorization dated June 24, 2005 between Puda, Putai and Zhao Yao (incorporated by reference to Exhibit 10.6 to Current Report of the Company filed on Form 8-K on July 18, 2005)

10.9

Financial Advisory Agreement dated June 29, 2005, between Purezza and Keating Securities, LLC. (incorporated by reference to Exhibit 10.7 to Current Report of the Company filed on Form 8-K on July 18, 2005)

10.10

Form of Subscription Agreement dated November 18, 2005 entered into by Puda Coal, Inc. and the Investors (incorporated by reference to Exhibit 99.1 to Current Report of the Company filed on Form 8-K on November 23, 2005)

10.11	Form of Note dated November 18, 2005(incorporated by reference to Exhibit 99.2 to Current Report of the Company filed on Form 8-K on November 23, 2005)

10.12	Form of Warrant dated November 18, 2005(incorporated by reference to Exhibit 99.3 to Current Report of the Company filed on Form 8-K on November 23, 2005)

10.13

Zhang Yang Plant Conveyance Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Shanxi Puda Resources Group Limited (incorporated by reference to Exhibit 99.5 to Current Report of the Company filed on Form 8-K on November 23, 2005)

10.14

Coking Coal Supply Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Jucai Coal Industry Co. (incorporated by reference to Exhibit 99.4 to Current Report of the Company filed on Form 8-K on November 23, 2005)

10.15

Liu Lin Plant Conveyance Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Shanxi Puda Resources Group Limited  (incorporated by reference to Exhibit 99.6 to Current Report of the Company filed on Form 8-K on November 23, 2005)

10.16	Clean Coal Supply Contract - Taiyuan Steel & Iron (Group) Raw Material Trade Co., Ltd. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.17	Clean Coal Supply Contract - Handan Steel & Iron Joint-Stock Co., Ltd. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.18	Clean Coal Supply Contract - Tangshan Steel & Iron Group Co., Ltd. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.19	Clean Coal Supply Contract - Capital Steel & Iron Group Mineral Co. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.20	Clean Coal Supply Letter of Intent - Shanxi Coal Import & Export Group Luliang Branch(incorporated by reference to Exhibit 10.20 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.21	Clean Coal Supply Letter of Intent - Sinochem Corporation(incorporated by reference to Exhibit 10.21 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.22	Clean Coal Supply Contract - Shanxi Changzhi Steel Group Raw Material Co. Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.23	Clean Coal Supply Contract - Baotou Steel Group Resources Supplying Company(incorporated by reference to Exhibit 10.23 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.24	Clean Coal Supply Contract - Shandong Haihua Group(incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.25

Note & Indebtedness Subordination Agreement dated November 17, 2005 among Puda Coal, Inc., Shanxi Puda Coal Group Co., Ltd., Shanxi Puda Resources Group Limited, and Taiyuan Putai Business Consulting Co., Ltd. (incorporated by reference to Exhibit 99.7 to Current Report of the Company filed on Form 8-K on November 23, 2005)

10.26	Agreement between Shanxi Puda Resources Group, Ltd. and Shanxi Puda Resources Co., Ltd. dated April 25, 2005

16.1

Letter from Durland & Company, CPA's, P.A. dated  July 19, 2005 regarding change in certifying accountant (incorporated by reference to Exhibit 16/1.7 to Current Report of the Company filed on Form 8-K filed July 22, 2005

31.1 *	Certification of Mr. Zhao Ming pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Ms. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________

* Filed herewith

Item 14. Principal Accountant Fees and Services.

Fees of Independent Public Accountants

The fees billed to us by our independent auditors, Moore Stephens, for services for the fiscal year ended December 31, 2005, were as follows:

Audit Fees. This category consists of fees for the audit of financial statements and review of financial statements included in the our annual report on Form 10-KSB quarterly reports on Form 10-QSB, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2005 and December 31, 2004, Moore Stephens billed us for audit fees in the amount of approximately $ 62,500, and $0, respectively.

Audit-Related Fees. This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, and our current report on Form 8-K and Form 8-K/A reporting the reverse merger which occurred on July 15, 2005.  For the years ended December 31, 2005 and December 31, 2004, Moore Stephens billed us for audit related fees in the amount of approximately $200,000 and $45,000, respectively.

Tax Fees. This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the fiscal years ended December 31, 2005 and December 31, 2004, Moore Stephens billed us for tax fees in the amount of approximately $0 and $0.

All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the fiscal years ended December 31, 2005 and December 31, 2004, Moore Stephans bill us for other fees in the amount of approximately $0 and $0.

Moore Stephan’s predecessor,  Durland & Company, CPA's, P.A. billed   us for professional  services rendered by the principal accountant for the audit of the Company's  annual  financial  statements and  review  of  financial  statements included  in the  Company's  Form  10-KSB  (17 CFR  249.308a)  or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory  filings or engagements for $4,000 for the fiscal  year ended  December  31,  2003 and $8,000 for the fiscal year ended December 31, 2004.  We also paid them $1,000 for services provided in connection with the 10-QSB filed for the quarter ended March 31, 2005.

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

PUDA COAL, INC.

By: /s/Zhao Ming
Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title		Date

(i) Principal Executive Officer:

/s/ Zhoa Ming	Chief Executive Officer, President and Chairman of the Board	March 30 , 2006

(ii) Principal Financial and Accounting Officer:

/s/ Jin Xia	Chief Financial Officer	March 30, 2006

(iv) Directors:

/s/ Wang Lisheng	Director	March 30, 2005