Form 10QSB
period 2006-03-31
Puda Coal, Inc.
filed 2006-05-15
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, May 11, 2006: 76,322,994 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [x]

-i-

PART I - Financial Information
ITEM 1. Financial Statements

PUDA COAL, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

March 31, 2006

(In thousand of United States dollars)

	Note(s)	March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$ 17,532
Restricted cash	3	233
Accounts receivable, net		3,809
Other receivables
- Related parties	4	15
- Third parties		41
Advances to suppliers		1,743
Deferred charges	9	5,672
Inventories	5	7,158

Total current assets		36,203

PROPERTY, PLANT AND EQUIPMENT, NET	6	10,587

INTANGIBLE ASSETS, NET	7	3,788

TOTAL ASSETS		$ 50,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4, 8	$ 1,300
Accounts payable
- Related party	4	171
- Third parties		1,422
Other payables
- Related party	4	874
- Third parties		869
Accrued expenses		421
Income taxes payable		1,241
VAT payable		785
Distribution payable		999
Penalty payable	9	58

Total current liabilities		8,140

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 8	11,375
Convertible notes	9	807
Derivative conversion feature	9	5,841
Derivative warrants	9	13,430

Total long-term liabilities		31,453

PUDA COAL, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)

March 31, 2006

(In thousand of United States dollars)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,860,487	76
Paid-in capital	5,157
Statutory surplus reserve fund	1,366
Retained earnings	4,084
Accumulated other comprehensive income	302

Total stockholders’ equity	10,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 50,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

(In thousand of United States dollars, except per share data)

		Three months ended March 31,
	Note(s)	2006	2005

NET REVENUE		$ 20,771	$ 4,272

COST OF REVENUE	4	(16,258)	(3,410)

GROSS PROFIT		4,513	862

OPERATING EXPENSES
Selling expenses		276	49
General and administrative expenses	4	434	64

TOTAL OPERATING EXPENSES		710	113

INCOME FROM OPERATIONS		3,803	749

GAIN ON SHORT-TERM INVESTMENTS		-	6

INTEREST INCOME		9	-

INTEREST EXPENSE		(626)	-

DEBT FINANCING COSTS	10	(1,232)	-

DERIVATIVE UNREALIZED FAIR VALUE LOSS	11	(3,375)	-

(LOSS) / INCOME BEFORE INCOME TAXES		(1,421)	755

INCOME TAXES	12	(1,238)	(261)

NET (LOSS)/INCOME		(2,659)	494

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		148	-

COMPREHENSIVE (LOSS)/INCOME		$ (2,511)	$ 494

(LOSS)/EARNINGS PER SHARE-BASIC		$ (0.03)	$ 0.01
-DILUTED		$ (0.03)	$ 0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	13	75,496,043	73,750,000
-DILUTED	13	75,496,043	73,763,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(In thousand of United States dollars)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$ (2,659)	$ 494
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Amortization of land-use rights	19	1
Depreciation	236	26
Provision for doubtful debts	(1)	-
Amortization of debt issue costs	132	-
Amortization of discount on convertible notes and warrants	1,042	-
Derivative unrealized fair value loss	3,375
Discount on converted shares and exercised warrants	202	-
Issue of common shares for services	21	-
Changes in operating assets and liabilities:
Decrease in short-term investments	-	117
Decrease/(increase) in accounts receivable	416	(393)
Decrease in notes receivable	-	638
Increase in other receivables	(3)	(231)
Decrease/(increase) in advances to suppliers	1,216	(428)
Decrease/(increase) in inventories	401	(272)
Increase in accounts payable	267	248
Increase in accrued expenses	58	20
Increase in other payables	161	4
(Decrease)/increase in income tax payable	(156)	265
Increase in VAT payable	468	132
Increase in penalty payable	58	-
Decrease in restricted cash	382	-

Net cash provided by operating activities	5,635	621

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(325)	-
Distribution paid to owners	-	(240)

Net cash used in financing activities	(325)	(240)

Effect of exchange rate changes on cash	155	-

Net increase in cash and cash equivalents	5,465	381
Cash and cash equivalents at beginning of period	12,067	313

Cash and cash equivalents at end of period	$ 17,532	$ 694

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI did not have any operating activities from August 19, 2004 (inception) to March 31, 2006.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

●

Taiyuan Putai Business Consulting Co., Ltd: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

●

Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of March 31, 2006, the organizational structure of the Group is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Zhao Ming (80%) and Zhao Yao (20%)
| 100%		|
Taiyuan Putai Business Consulting Co., Ltd. "Putai"	Operating Agreements Operation and Control à ß Economic Benefits and Risks	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

These unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company). Puda controls BVI and Putai through stock ownership. Puda controls Shanxi Coal by means other than record ownership of voting stock (Note 1). Intercompany items have been eliminated. The unaudited consolidated financial statements give effect to the Mandatory Conversion and Reverse Split.  For accounting purpose, the transactions are effective on January 1, 2004.

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

The unaudited consolidated balance sheet as of March 31, 2006 includes Puda, BVI, Putai and Shanxi Coal (‘the Group”). The unaudited consolidated statement of operations for the three months ended March 31, 2006 includes Puda, BVI, Putai and Shanxi Coal.  The unaudited consolidated statement of operations for the three months ended March 31, 2005 includes Shanxi Coal only.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(a) Basis of Presentation and Consolidation (continued)

The accompanying unaudited consolidated financial statements as of March 31, 2006  and for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as reported in Form 10-KSB.

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

(c) Inventories

Inventories comprise raw materials and finished goods and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

(d) Property, Plant and Equipment, Net

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

Management considers that they have a 10% residual value for buildings, and a 5% residual value for other property, plant and equipment. The estimated useful lives are as follows:

Buildings and facility

20 years

Machinery and equipment

10 years

Motor vehicles

10 years

Office equipment and others

10 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the unaudited consolidated statement of operations.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(e) Derivative Financial Instruments

Derivative financial instruments are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS No. 133).  Under SFAS No. 133, all derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair value.  Changes in the fair value of derivative instruments are recorded in current earnings.

(f) Income Taxes

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of March 31, 2006.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

(g) Revenue Recognition

Revenue from goods sold is recognized when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the buyer; (ii) title has passed to the buyer, which generally is at the time of delivery; (iii) the seller’s price to the buyer is agreed between the Company and the buyer; and (iv) collectibility is reasonably assured.

(h) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity.   Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(i) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  Shares issued in the exchange (see Note 1) are presented as outstanding for all periods.

3. Restricted Cash

Restricted cash is reserved for interest payment on convertible notes.

4. Related Party Transactions

As of March 31, 2006, the Group had the following amounts due from/to related parties:-

March 31, 2006
$’000

Other receivable from an owner, Zhao Ming	$ 15

Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$ 171

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$ 677

Other payable to an owner, Zhao Yao	197

$ 874

Loan payable to Resources Group:
-current portion	$ 1,300
-non-current portion	11,375

$ 12,675

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $677,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $224,000 due from Resources Group.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

The amount payable to Zhao Yao represents land-use right paid by him on behalf of Shanxi Coal (see Note 7).

The loan payable to Resources Group of $12,675,000 incurred in relation to the purchase of the Liulin and Zhong Yang coal washing plants.  It bears interest at a rate of 6% per annum payable quarterly.  In the three months ended March 31, 2006, Shanxi Coal re-paid principal balance of $325,000 and paid interest of $195,000 to Resources Group. This loan is subordinated to the convertible notes (see Note 8).

In the three months ended March 31, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $2,802,000 and $677,000, respectively.

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

5. Inventories

As of March 31, 2006, inventories consist of the following:

March 31, 2006
$’000

Raw materials	$ 5,864
Finished goods	1,294

Total	$ 7,158

There was no allowance for losses on inventories as of March 31, 2006.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment, Net

As of March 31, 2006 property, plant and equipment consist of following:

March 31, 2006
$’000
Cost:
Buildings and facilities	$ 2,961
Machinery equipment	8,131
Motor vehicles	254
Office equipment and others	76

11,422

Accumulated depreciation:
Buildings and facility	141
Machinery equipment	539
Motor vehicles	124
Office equipment and others	31

835
Carrying value:
Buildings and facility	2,820
Machinery equipment	7,592
Motor vehicles	130
Office equipment and others	45

$ 10,587

Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $236,000 and $26,000, respectively.  In the three months ended March 31, 2006, the amounts included in cost of sales and general and administrative expenses were approximately $230,000 (2005: $21,000) and $6,000 (2005: $5,000), respectively.

7. Intangible Assets

Land-use rights
March 31, 2006
$’000

Cost	$ 3,831

Accumulated amortization	43

Carrying value	$ 3,788

Land-use right of $197,000 paid by Zhao Yao on behalf of Shanxi Coal is located in Liulin County, Shanxi Province and is amortized over 50 years up to March 2051 (see Note 4).

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (continued)

Land-use right of Liulin County purchased from Resources Group  is located in Shanxi Province and is amortized over 50 years up to August 4, 2055.  Land-use right of Zhong Yang County purchased from Resource Group is located in Shanxi Province and is amortized over 50 years up to May 20, 2055.     Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group.

Amortization expense for the three months ended March 31, 2006 and 2005 was approximately $19,000 and $1,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2006, 2007, 2008, 2009 and 2010 amounts to approximately $76,000, $76,000, $76,000, $76,000 and $76,000, respectively.

8. Long-term Debt

March 31, 2006
$’000

Conveyance loan	$ 12,675
Less: current portion	(1,300)
Long-term portion	$ 11,375

The conveyance loan is seller-financed, payable over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the three months ended March 31, 2006, Shanxi Coal paid principal balance of $325,000 and interest of $195,000 to Resource Group.    Amount payable of $1,300,000 in the year ended March 31, 2007 was included in current portion of long-term debt.  The conveyance loan is subordinated to the convertible notes.  Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Note 4).

The future principal payments under the conveyance loan as of March 31, 2006 are as follows:

March 31, 2006
Year	$’000

2007	$ 1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	6,175
$ 12,675

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 was converted into 1,700,000 shares of common stock immediately, and in March, 2006, $200,000 was converted into 400,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of 5 years from the date of issuance.

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

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities.  The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivates contained in the Company’s convertible notes.  Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host.  In addition,  since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities.  The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the unaudited consolidated statement of operations as “Derivative unrealized fair value gain / (loss)”.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $1.93 per share, or $48,250,000, and the conversion feature, has a value of $2.01 per share, or $50,250,000.  As these values are greater than the debt of $12,500,000, the total issue was discounted.  The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,123,000 and the conversion feature at $6,377,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of 3 years, up to October 31, 2008.   The portion of the discount of $88,000 related to the converted shares was recorded in interest expense. The amount amortized in the three months ended March 31, 2006 was $495,000. The unamortized amount of $5,030,000 was offset against convertible notes.  The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the term of 5 years, up to October 31, 2010 and the amount amortized in the three months ended March 31, 2006 was $306,000.  The unamortized amount of $5,613,000 was offset against convertible notes.  There was no material change in the fair values of conversion feature and note warrants as of March 31, 2006.

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share.  As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability as the warrants contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of 5 years, up to October 31, 2010.  The amount amortized in the three months ended March 31, 2006 was $241,000.  The unamortized amount of $4,309,000 was recorded in deferred charges.  As of March 31, 2006, these warrants were valued at $3.00 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $3,375,000 was included in the unaudited consolidated statements of operations.  In March 2006, 64,167 placement agent warrants were exercised in a cashless method and resulted in the issue of 55,687 common shares, The portion of the discount of $114,000 related to the exercised warrants was recorded in interest expense.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of 3 years, up to October 31, 2008 and the amount amortized in the three months ended March 31, 2006 was $132,000. The unamortized amount of $1,363,000 as of March 31, 2006 was recorded in deferred charges.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

As of March 31, 2006, long-term liabilities include the following:

March 31, 2006
$000
Convertible notes:
Gross amount issued	$ 12,500
Less: amount converted	(1,050)
Less: unamortized discount on conversion feature	(5,030)
Less: unamortized discount on note warrants	(5,613)
$ 807

Conversion feature:
Amount allocated to conversion feature	$ 6,377
Less: amount transferred to equity upon conversion	(536)
$ 5,841

Warrants:
Amount allocated to investor warrants	$ 6,123
Placement agent warrants	4,125
Less: amount transferred to equity upon exercise	(193)
Less: change in fair value	3,375
$ 13,430

Interest expense on the convertible notes in the three months ended March 31, 2006 amounted to $229,000.

As at March 31, 2006, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC.  The relevant date of March 17, 2006 for having the SEC declared the registration date has passed.  Therefore, Puda is required to pay the penalty to investors for the delay in getting them registration rights. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30 day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date.  In the three months ended March 31, 2006, the penalty was $58,000 which was recorded as a current liability and will be transferred to equity when the common shares are issued.

10. Debt Financing Costs

Debt financing costs for the three months ended March 31, 2006 include amortization of debt issue costs of $132,000 (2005: $nil), amortization of discount on convertible notes and warrants of $1,042,000 (2005: $nil), and penalty for the delay in getting the registration statement effective by March 17, 2006 of $58,000 (2005:$nil)  (See Note 9).

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative Unrealized Fair Value Loss

Derivative unrealized fair value loss of $3,375,000 (2005: $nil) represented the change in fair value of the warrants (see Note 9).

12. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three months ended March 31, 2006, as they did not generate any taxable profits during the period.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Three months ended March 31,
	2006	2005
	$’000	$’000

Current period provision	$ 1,238	$ 261

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended March 31,
	2006	2005
	$’000	$’000

(Loss) / income before income taxes	$ (1,421)	$ 755

Income tax on pretax (loss)/income at statutory rate	(483)	257
Tax effect of expenses that are not deductible in determining taxable profits	1, 590	12
Effect of different tax rates of subsidiary operating in other jurisdictions	(39)	(8)
Valuation allowance	170	-

Income tax at effective rate	$ 1,238	$ 261

As at March 31, 2006, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $1,839,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2006.   The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024 and 2025, 2026 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000 and $502,000, respectively.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxation (continued)

At March 31, 2006, deferred tax assets consist of:

March 31, 2006
$’000

Net operating loss carryforwards	$ 625
Less: Valuation allowance	(625)

Net	$ -

13.  Basic and Diluted Weighted Average Number of Shares

	Three months ended March 31,
	2006	2005

Basic weighted average number of shares	75,496,043	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	-	13,500

Diluted weighted average number of shares	75,496,043	73,763,500

The options, convertible notes and warrants have no dilutive effect on the basic loss per share in the three months ended March 2006 because of the loss, but these items could potentially dilute earnings per share in the future.

14. Options

As at March 31, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$ 0.10	October 20, 2008	51
500,000	50,000 (ii)	$ 1	October 27, 2006	125
1,000,000	100,000 (iii)	$ 1	November 5, 2006	250

(i)

were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)

were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)

were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Options (continued)

The following summarizes the share option transactions during the periods:

Number of

Weighted average

 options

exercise price

$

Options outstanding at December 31, 2004

(after adjusting for the 10 to 1 reverse stock split)

165,000

0.92

Granted

-

-

Exercised

-

-

Forfeited

-

-

Expired

             -

-

Options outstanding at December 31, 2005

165,000

0.92

Granted

-

-

Exercised

-

-

Forfeited

-

-

Expired

             -

-

Options outstanding at March 31, 2006

165,000

0.92

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only

(In thousand of United States dollars)

March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 71
Restricted cash	233
Deferred charges	5,672

Total current assets	5,976

INVESTMENT IN SUBSIDIARIES	15,265

TOTAL ASSETS	$ 21,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Penalty payable	58

Total current liabilities	58

LONG-TERM LIABILITIES
Convertible notes	807
Derivative conversion feature	5,841
Derivative warrants	13,430
Total long-term liabilities	20,078

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,860,487 shares	76
Paid-in capital	8,194
Accumulated deficit	(7,165)

Total stockholders’ equity	1,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 21,241

PUDA COAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only

(In thousand of United States dollars)

For the three months ended March 31, 2006

Revenue	$ -

General and administrative expenses	(273)

Loss from operations	(273)

Interest expenses	(431)

Debt financing costs	(1,232)

Derivative unrealized fair value loss	(3,375)

Net loss	$ (5,311)

Statement of Cash Flows-Parent Company Only

(In thousand of United States dollars)

For the three months ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,311)
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issue costs	132
Amortization of discount on convertible notes and warrants	1,042
Derivative unrealized fair value loss	3,375
Expensed discount on converted shares and exercised warrants	202
Issue of common stock for services	21
Changes in operating assets and liabilities:
Advance from subsidiaries	170
Increase in penalty payable	58
Decrease in restricted cash	382

Net cash used in operating activities	71

Net increase in cash and cash equivalents	71
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$ 71

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

        The words "we," "us" and "our" refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in our Form 10-KSB filed on March 30, 2006 and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Revenue. Net revenue for the three months ended March 31, 2006 increased $16,499,000, or 386%, from $4,272,000 in the three months ended March 31, 2005 to $20,771,000 in the three months ended March 31, 2006.  The tonnage sales of cleaned coal increased approximately 208,000 tons from approximately 59,000 tons in the three months ended March 31, 2005 to approximately 267,000 tons in the three months ended March 31, 2006, a 353% increase. This was the primary reason for our increase in net revenue.  The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the three months ended March 31, 2006.  The increase in orders was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in the three months ended March 31, 2006. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell.

In response to this increase in general demand, we are in the process of significantly expanding our capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005.  One of our new facilities became operational in late 2005 and the other became operational by the end of March 2006. Management anticipates that China’s strong economic growth will continue in 2006 and we believe that this will drive strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average per ton sales price is not expected to increase.

Cost of Revenues. Puda’s cost of revenue for the three months ended March 31, 2006 increased $12,848,000, or 377%, from $3,410,000 in the three months ended March 31, 2005 to $16,258,000 in the three months ended March 31, 2006.  This was primarily due to the increase in sales volume.

Gross Profit. Gross profit for the three months ended March 31, 2006 increased $3,651,000 or 424%, from $862,000 in the three months ended March 31, 2005 to $4,513,000 in the three months ended March 31, 2006 due to the increase in sales volume.  Gross profit margin in the three months ended March 31, 2006 was 22% versus 20% in the three months ended March 31, 2005 due to a slight increase in average selling price from approximately $75 per ton in the three months ended March 31, 2005 to approximately $78 per ton in the three months ended March 31, 2006.

Selling Expenses. Selling expenses were $276,000 for the three months ended March 31, 2006, compared to $49,000 for the three months ended March 31, 2005.  This represents an increase of $227,000, or 463%, primarily due to the increase in sales volume.

General and Administrative Expenses.  General and administrative expenses were $434,000 for the three months ended March 31, 2006, compared to $64,000 for the three months  ended March 31, 2005.  This represents an increase of $370,000, or 578%, primarily due to increases in salary and benefits, legal and professional fees and investor relations expenses.

Income from Operations. Operating profit was $749,000 in the three months ended March 31, 2005 and $3,803,000 in the three months ended March 31, 2006.  The increase of $3,054,000, or 408%, was primarily the result of increased gross profit of $3,651,000, which was offset by the increased operating expenses of $597,000.

Interest Expense.  Interest expense in the three months ended March 31, 2006 includes interest payments of $229,000 for the 8% convertible notes, $195,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhong Yang plants and $202,000 for amortization of the discount on the conversion feature and warrants related to converted shares and exercised warrants.  No such expense was incurred in the three months ended March 31, 2005.

Debt Financing Costs.  Debt financing costs in the three months ended March 31, 2006 include amortization of debt issue costs of $132,000, amortization of discount on convertible notes and deferred financing costs of warrants of $1,042,000, and a penalty of $58,000 for not getting the registration statement effective by March 17, 2006.  No such expenses were incurred in the three months ended March 31, 2005.

Derivative Unrealized Fair Value Loss.  Derivative unrealized fair value loss in the three months ended March 31, 2006 of $3,375,000 represented the change in fair value of the warrants.

Income Before Income Taxes.  Income before income taxes was $755,000 in the three months ended March 31, 2005, compared to loss before income taxes of $1,421,000 in the three months ended March 31, 2006.  The decrease of $,2,176000 or 288%, was primarily the result of increased interest expense of $626,000, increased debt financing costs of $1,232,000, and increased derivative unrealized fair value loss of $3,375,000, which were offset by the increase in operating profit of $3,054,000.

Income Taxes.  Income taxes increased $977,000, or 374%, from $261,000 in the three months ended March 31, 2005 to $1,238,000 in the three months ended March 31, 2006 due to the increase in the operating profit of Shanxi Coal from $755,000 in the three months ended March 31, 2005 to $3,889,000 in the three months ended March 31, 2006.  Income tax was imposed on Shanxi Coal by the China Tax Bureau.

Net Loss. Net loss was $2,659,000 in the three months ended March 31, 2006, compared to net income of $494,000 in the three months ended March 31, 2005, a decrease of $3,153,000, or 638%, mainly due to increased operating expenses of $597,000, increased interest expenses of $626,000, increased debt financing costs of $1,232,000, increased derivative unrealized fair value loss of $3,375,000 and increased income taxes of $977,000, which were offset by the increased gross profit of $3,651,000 in the three months ended March 31, 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,635,000 in the three months ended March 31, 2006, compared to $621,000 in the three months ended March 31, 2005, an increase of $5,014,000. This was primarily due to the increase in net income (after adjusting for non-cash items), improved cash flows for inventory, accounts receivable, advance to suppliers and VAT payable in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Net cash used in financing activities of $325,000 in the three months ended March 31, 2006 was related to the repayment of long-term debt.  Net cash used in financing activities of $240,000 in the three months ended March 31, 2005 was related to the dividend distribution.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province.  The Liulin County plant is expected to have an annual clean coal washing capacity of 1.1 million MT while the Zhong Yang County plant is expected to have an annual clean coal washing capacity of 1.2 million MT.  After completing trial production, the Liulin County plant started formal production at the end of November 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhong Yang County plant   started formal production at the end of March 2006.  The Zhong Yang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, be amortized over 10 years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly.

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

In addition, while the Chinese steel industry has been expanding over-supply could have the effect of depressing steel prices,  making the collection of our accounts receivable more difficult.

 We are considering the construction of a power generating plant.  We intend to use a portion of the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised. However, these proceeds which would aggregate $15,000,000 to the extent they are all fully exercised, are not sufficient to pay the $18,100,000 the plant is projected to cost.  The balance of the cost would be paid from our operations, or we would have to secure a loan.

We believe that our liquidity will be adequate to satisfy our obligations for the foreseeable future.  Future requirements for our business needs, including the funding of capital expenditures and debt service for outstanding financings are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources.  However, we may not be able to generate sufficient operating cash flow and external financing sources may not be available in amounts or on terms sufficient to meet our liquidity needs.   Our opinion concerning our liquidity is based on current information.  If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, 2006, we issued 100,000 shares of our common stock to Whitehorse Capital upon assignment and conversion of a portion of a convertible note held by Southridge Partners, L.P.  Southridge acquired the convertible note in our private placement of notes and securities which closed in November, 2005.     A replacement convertible note was issued to Southridge Partners, L.P. in the amount of $700,000 representing the outstanding principal balance of the note which was partially converted.

In February 2006, we issued 100,000 shares of our common stock to JP Carey upon assignment and conversion of a portion of the principal balance of a convertible note held by Southridge Partners, L.P.  Southridge acquired the convertible note in our private placement of notes and securities which closed in November, 2005.  $50,000 of the outstanding principal balance of the note was so converted.  A replacement convertible note was issued to Southridge Parnters, L.P. in the principal amount of $650,000, representing the outstanding principal balance of the note after such partial conversion.

In March 2006, we issued 100,000 shares of our common stock to Granada Enterprises, Inc., and 75,000 shares to Maytiv Foundation and 25,000 shares to Alexander Westcott & Co., upon assignment and conversion of a portion of a convertible note held by Southridge Partners, L.P.  These conversions represented conversions of principal of the notes in the amounts of $50,000, $37,500 and $12,500 respectively.  Southridge acquired the convertible note in our private placement of notes and securities which closed in November, 2005.    A replacement convertible note was issued to Southridge Parnters, L.P. in the principal amount of $550,000, representing the remaining outstanding principal balance of the note after partial conversion.

The convertible notes which were converted in connection with each of the above issuances were offered and sold in our November, 2005 private placement only to accredited investors in the United States and to persons who are not "U.S. persons" as defined in Regulation S under the Securities Act. The notes and related warrants, or Units, offered in such private placement were offered and sold in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act.  We did not engage in any public advertising or general solicitation in connection with the issuance of the Units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Mr. Zhao Ming pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ms. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

	By:	/s/ Zhao Ming
Zhao Ming
Chief Executive Officer and President

Date: May 15, 2006