Form 10KSB/A
period 2005-12-31
Puda Coal, Inc.
filed 2006-05-17
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

We also source raw coking coal from two major coal mines located in Liulin County near our cleaning facilities. These mines produce quality coking coal, although not at the quality level which Jucai Coal produces. These suppliers provide raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content.  These suppliers are:

• Liujiazhuang Coal Mine - Shanxi Coal purchased about 47,049 MT and 60,572 MT from this mine in 2004 and 2005.

•Liulin Dadongzhuang Coal Mine - Shanxi Coal purchased about 47,220 MT and 107,010 MT from this mine in 2004 and 2005.

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

•Houshanyuan Coal Mine - Annual production of 300,000 MT in 2004 and 2005.

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

•New Zhong Yang Plant - This facility, which is located in Zhong Yang County approximately 15 miles from Jucai Coal and about 3 miles from Resources Group's Zhong Yang Coal Mine, will have an annual cleaning capacity of 1.2 million MT.  This facility is still in the testing phase, but is expected to be fully operational by April 2006.  The new facility will have a large storage facility and rail dock.  We purchased New Zhong Yang Plant from Resources Group at cost, for approximately $7,200,000 of which $2,100,000 is for the 50-year land use rights, $1,200,000 is for the plant and $4,300,000 is for the equipment.  Resources Group financed the new facility under a loan.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following description of our results of operations and financial condition in conjunction with the audited financial statements presented in this annual report on Form 10-KSB/A. Unless otherwise specified, all dollar amounts are in U.S. dollars. This report contains forward-looking statements that involved risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statement.

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

Gross Profit. Gross profit for the year ended December 31, 2005 increased $5,157,000 or 79%, from $6,506,000 in the year ended December 31, 2004 to $11,663,000 in the year ended December 31, 2005 due to the increase in sales volume of $5,289,000 and selling price of $1,014,000, which were offset by the decrease in gross profit margin of $1,146,000.  Gross profit margin in the year ended December 31, 2005 was 23% versus 33% in the year ended December 31, 2004.  The decrease in gross profit margin was primarily due to the significant increase we paid in the price per ton of raw coal.

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

Interest Expense.  Interest expense was $4,000 in the year ended December 31, 2004 and $548,000 in the year ended December 31, 2005.  The increase of $544,000 was primarily the result of interest expense of $114,000 on the 8% convertible notes issued on November 18, 2005, and the amortization, due to converted shared, of  $434,000 of the discount on the conversion feature  related to the notes.

Debt Financing Costs.  Debt financing costs in the year ended December 31, 2005 include amortization of debt issue costs of $88,000, and amortization of discount on convertible notes and deferred financing costs of warrants of $695,000.  No such expense was incurred in the year ended December 31, 2004.

Derivative Unrealized Fair Value Gain.  Derivative unrealized fair value gain in the year ended December 31, 2005 of $700,000 represented the change in fair value of the warrants.

Income Taxes.  Income taxes increased $1,573,000, or 84%, from $1,866,000 in the year ended December 31, 2004 to $3,439,000 in the year ended December 31, 2005 due to the increase in the operating profit of Shanxi Coal from $5,559,000 in the year ended December 31, 2004 to $9,358,000 in the year ended December 31, 2005.  Income tax was imposed on Shanxi Coal by the China Tax Bureau.

Net Income.  Net income was $5,129,000 in the year ended December 31, 2005, compared to $3,693,000 in the year ended December 31, 2004, an increase of $1,436,000, or 39%, mainly due to increased gross profit of 5,157,000 and increased derivative unrealized fair value gain of $700,000, which was offset by increased operating expenses of $1,543,000, increased interest expenses of $544,000, increased debt financing costs of $783,000 and increased income taxes of $1,573,000 in the year ended December 31, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,577,000 in the year ended December 31, 2005, compared to $2,604,000 in the year ended December 31, 2004, a decrease of $1,027,000 or 39%. This was primarily due to negative cash flows for inventory and accounts receivable, which were offset by the increase in net income and improved working capital cash flows for accounts payable, other payables and VAT payable in the year ended December 31, 2005 compared to the year ended December 31, 2004.

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

Item 7. Financial Statements.

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 And 2004

Together With Report Of

Independent Registered Public Accounting Firm

PUDA COAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheet	38-39

Consolidated Statements of Operations	40

Consolidated Statements of Changes in Stockholders' Equity	41

Consolidated Statements of Cash Flows	42

Notes to Consolidated Financial Statements	43-70

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

Moore Stephens

Certified Public Accountants

Hong Kong

February 24, 2006 except for Note 25,

as to which the date is March 20, 2006

and Note 11, as to which the date is May 9, 2006

PUDA COAL, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005

(In thousand of United States dollars)

	Note(s)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	22	$ 12,067
Restricted cash	3, 22	615
Accounts receivable, net	4	4,224
Other receivables
- Related parties	5	17
- Third parties		36
Advances to suppliers		2,959
Deferred charges	11	6,159
Inventories	6	7,559

Total current assets		33,636

PROPERTY, PLANT AND EQUIPMENT, NET	7	10,823

INTANGIBLE ASSETS, NET	8	3,807

TOTAL ASSETS		$ 48,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	5, 10	$ 1,300
Accounts payable
- Related party	5	154
- Third parties		1,172
Other payables
- Related party	5	874
- Third parties		708
Accrued expenses		363
Income taxes payable	9	1,397
VAT payable	9	317
Distribution payable		992

Total current liabilities		7,277

LONG-TERM LIABILITIES
Long-term debt
- Related party	5, 10	11,700
Convertible notes	11	118
Derivative conversion feature	11	5,943
Derivative warrants	11	10,248

Total long-term liabilities		28,009

COMMITMENTS AND CONTINGENCIES	12

PUDA COAL, INC.

CONSOLIDATED BALANCE SHEET (Continued)

December 31, 2005

(In thousand of United States dollars)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000	13	75
Paid-in capital		4,642
Statutory surplus reserve fund	14	1,366
Retained earnings		6,743
Accumulated other comprehensive income		154

Total stockholders’ equity		12,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$ 48,266

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2005 and 2004

(In thousand of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2005	2004

NET REVENUE		$ 51,710	$ 19,735

COST OF REVENUE	5	(40,047)	(13,229)

GROSS PROFIT		11,663	6,506

OPERATING EXPENSES
Selling expenses		791	322
General and administrative expenses	5	789	203
Other operating expenses	15	902	414

TOTAL OPERATING EXPENSES		2,482	939

INCOME FROM OPERATIONS		9,181	5,567

GAIN/(LOSS) ON SHORT-TERM INVESTMENTS		6	(4)

INTEREST INCOME		12	-

INTEREST EXPENSE		(548)	(4)

DEBT FINANCING COSTS	16	(783)	-

DERIVATIVE UNREALIZED FAIR VALUE GAIN	17	700	-

INCOME BEFORE INCOME TAXES		8,568	5,559

INCOME TAXES	18	(3,439)	(1,866)

NET INCOME		5,129	3,693

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		154	-

COMPREHENSIVE INCOME		$ 5,283	$ 3,693

EARNINGS PER SHARE-BASIC		$ 0.07	$ 0.05
-DILUTED		$ 0.07	$ 0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	19	73,950,274	73,750,000
-DILUTED	19	77,576,036	73,762,817

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005 and 2004

(In thousand of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares
Balance, January 1, 2004, as recapitalized (see Notes 1 and 13)	73,750,000	$ 74	$ 2,643	$ 675	$ 2,457	$ -	$ 5,849
Net income	-	-	-	-	3,693	-	3,693
Transfer to statutory surplus reserve fund	-	-	-	568	(568)	-	-
Dividend distribution	-	-	-	-	(2,393)	-	(2,393)

Balance, December 31, 2004	73,750,000	74	2,643	1,243	3,189	-	7,149

Shareholder contribution	-	-	50	-	-	-	50
Notes converted to common stock, November 18, 2005, at $0.50 per share	1,700,000	1	849	-	-	-	850
Conversion feature transferred to equity upon conversion	-	-	434	-	-	-	434
Net income	-	-	-	-	5,129	-	5,129
Transfer to statutory surplus reserve fund	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	(1,452)	-	(1,452)
Difference between book value of assets of a related party and the purchase price for assets being conveyed from the related party (see Notes 7 and 8)	-	-	666	-	-	-	666
Foreign currency translation adjustment	-	-	-	-	-	154	154

Balance, December 31, 2005	75,450,000	$ 75	$ 4,642	$ 1,366	$ 6,743	$ 154	$ 12,980

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005 and 2004

(In thousand of United States dollars)

		Years ended December 31,
	Notes	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 5,129	$ 3,693
Adjustments to reconcile net income to net cash used in operating activities
Amortization of land-use rights		9	4
Depreciation		183	111
Provision for doubtful debts		5	1
Amortization of debt issue costs		88	-
Amortization of discount on convertible notes and warrants		695	-
Derivative unrealized fair value gain		(700)	-
Discount on converted shares expensed as interest expense		434	-
Changes in operating assets and liabilities:
Decrease/(increase) in short-term investments		117	(117)
Increase in accounts receivable		(1,507)	(383)
Decrease/(increase) in notes receivable		638	(372)
Decrease in other receivables		2,251	569
Increase in advances to suppliers		(2,430)	(70)
(Increase)/decrease in inventories		(3,994)	20
Increase in accounts payable		610	37
Decrease in notes payable		-	(72)
Increase in accrued expenses		115	73
Decrease in advance from customers		-	(368)
Increase in other payables		1,094	147
(Decrease)/increase in income tax payable		(611)	187
Increase/(decrease) in VAT payable		66	(856)
Increase in restricted cash		(615)	-

Net cash provided by operating activities		1,577	2,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of convertible notes		12,500	-
Debt issue costs		(1,583)	-
Shareholder contribution		50	-
Distribution paid to owners of a subsidiary		(947)	(3,204)

Net cash provided by/(used in) financing activities		10,020	(3,204)

Effect of exchange rate changes on cash		157	-

Net increase/(decrease) in cash and cash equivalents		11,754	(600)
Cash and cash equivalents at beginning of year		313	913

Cash and cash equivalents at end of year		$ 12,067	$ 313

Supplementary cash flow information:	20

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

●

Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of December 31, 2005, the organizational structure of the Group as at December 31, 2005 is as follows:

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

(j) Derivative Financial Instruments

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

(k) Income Taxes

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

(l) Revenue Recognition

Revenue from goods sold is recognized when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the buyer; (ii) title has passed to the buyer, which generally is at the time of delivery; (iii) the seller’s price to the buyer is agreed between the Company and the buyer; and (iv) collectibility is reasonably assured.

(m) Foreign Currency Transactions

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

(n) Fair Value of Financial Instruments

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

(o) Earnings Per Share

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

(p) Accumulated Other Comprehensive Income

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

By an agreement entered into between Shanxi Coal and Resources Group on April 25, 2005, Resources Group agreed to act as Shanxi Coal’s agent and to pay all the tax liabilities (including surcharges and penalties) on behalf of Shanxi Coal with retrospective effect from its establishment to December 31, 2004.  The China Tax Bureau approved the arrangement by issuing an approval notice to Shanxi Coal.  In the years ended December 31, 2005 and 2004, Shanxi Coal has paid $251,000 and $2,968,000, respectively, to Resources Group for payment of income taxes and value-added tax (“VAT”). In December 2004, Resources Group paid Shanxi Coal’s income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau. In April 2005, Resources Group paid Shanxi Coal’s VAT of $251,000 to the China Tax Bureau. In September 2005, Resources Group paid Shanxi Coal’s income taxes of $2,054,000 for the China Tax Bureau (see Notes 9 and 20).

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

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities.  The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivates contained in the Company’s convertible notes.  Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host.  In addition,  since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities.  The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as “Derivative unrealized fair value gain / (loss)”.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Convertible Notes and Related Warrants (continued)

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $1.93 per share, or $48,250,000, and the conversion feature, has a value of $2.01 per share, or $50,250,000.  As these values are greater than the debt of $12,500,000, the total issue was discounted.  The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,123,000 and the conversion feature at $6,377,000.  The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of 3 years, up to October 31, 2008.   The portion of the discount of $434,000 related to the converted shares was recorded in interest expense. The amount amortized in the year ended December 31, 2005 was $330,000. The unamortized amount of $5,613,000 was offset against convertible notes.  The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the term of 5 years, up to October 31, 2010 and the amount amortized in the year ended December 31, 2005 was $204,000.  The unamortized amount of $5,919,000 was offset against convertible notes.  There was no material change in the fair values of conversion feature and warrants as of December 31, 2005.

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share.  These warrants were valued at $1.93 per share and the total value amounted to $4,825,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability as the warrants contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of 5 years, up to October 31, 2010.  The amount amortized in the year ended December 31, 2005 was $161,000.  The unamortized amount of $4,664,000 was recorded in deferred charges.  As of December 31, 2005, these warrants were valued at $1.65 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $700,000 was included in the consolidated statements of operations.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of 3 years, up to October 31, 2008 and the amount amortized in the year ended December 31, 2005 was $88,000. The unamortized amount of $1,495,000 as of December 31, 2005 was recorded in deferred charges.

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Convertible Notes and Related Warrants (continued)

As of December 31, 2005, long-term liabilities include the following:

December 31, 2005
$000
Convertible notes:
Gross amount issued	$ 12,500
Less: amount converted on November 18, 2005	(850)
Less: unamortized discount on conversion feature	(5,613)
Less: unamortized discount on note warrants	(5,919)
$ 118

Conversion feature:
Amount allocated to conversion feature	$ 6,377
Less: amount transferred to equity upon conversion	(434)
$ 5,943

Warrants:
Amount allocated to investor warrants	$ 6,123
Placement agent warrants	4,825
Less: change in fair value	(700)
$ 10,248

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

16. Debt Financing Costs

Debt financing costs for the year ended December 31, 2005 include amortization of debt issue costs of $88,000 (2004: $nil) and amortization of discount on convertible notes and warrants of $695,000 (2004: $nil) (See Note 11).

17. Derivative Unrealized Fair Value Gain

Derivative unrealized fair value gain of $700,000 (2004: $nil) represented the change in fair value of the warrants (see Note 11).

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the year ended December 31, 2005, as they did not generate any taxable profits during the year.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Years ended December 31,
	2005	2004
	$’000	$’000

Current year provision	$ 3,439	$ 1,866

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Years ended December 31,
	2005	2004
	$’000	$’000

Income before income taxes	$ 8,568	$ 5,559

Income tax on pretax income at statutory rate	2,913	1,890
Tax effect of expenses that are not deductible in determining taxable profits	779	32
Tax effect of income that is not taxable in determining taxable profits Effect of different tax rates of subsidiary operating in other jurisdictions	(238) (94)	- (56)
Valuation allowance	79	-

Income tax at effective rate	$ 3,439	$ 1,866

As at December 31, 2005 and 2004, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $1,337,000 and $nil, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2005.   The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024 and 2025 in the amounts of $132,000, $394,000, $153,000, $371,000 and $287,000, respectively.

At December 31, 2005, deferred tax assets consist of:

December 31, 2005
$’000

Net operating loss carryforwards	$ 455
Less: Valuation allowance	(455)

Net	$ -

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Basic and Diluted Weighted Average Number of Shares

	Year ended December 31,
	2005	2004

Basic weighted average number of shares	73,950,274	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	56,218	12,817
Conversion of notes	1,742,904	-
Exercise of warrants	1,826,640	-

Diluted weighted average number of shares	77,576,036	73,762,817

20. Supplementary cash flow information

Years ended December 31,
	2005	2004
	$’000	$’000

Cash paid during the period for:
Interest	$ 114	$ 4
Income taxes (see Note 5)	$ 2,039	$ -

Major non-cash transactions:
Notes converted into common shares	$ 850	$ -
Dividend declared	$ 1,452	$ 2,393
Purchase of land-use rights, property, plant and equipment from Resources Group (see Note 5)	$ 13,000	$ -

21. Options

As at December 31, 2005, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$ 0.10	October 20, 2008	31
500,000	50,000 (ii)	$ 1	October 27, 2006	58
1,000,000	100,000 (iii)	$ 1	November 5, 2006	115

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

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Options (continued)

The following summarizes the share option transactions during the years:

Number of

Weighted average

 options

exercise price

$

Options outstanding at December 31, 2003

(after adjusting for the 10 to 1 reverse stock split)

165,000

0.92

Granted

-

-

Exercised

-

-

Forfeited

-

-

Expired

            -

-

Options outstanding at December 31, 2004

165,000

0.92

Granted

-

-

Exercised

-

-

Forfeited

-

-

Expired

             -

-

Options outstanding at December 31, 2005

165,000

0.92

22. Concentrations and Credit Risk

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

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Concentrations and Credit Risk (continued)

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2005 and 2004, respectively:

	December 31,
Customers	2005		2004
	$’000%		$’000%

Customer E	$ 480	11	$ 327	12
Customer F	$ 470	11	$ -	-
Customer G	$ 465	11	$ 323	12
Customer A	$ -	-	$ 451	16
Customer C	$ -	-	$ 300	11

23. Retirement Benefits

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

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Black Lung Benefits

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

25. Subsequent Events

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

26. New Accounting Pronouncements

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

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at December 31, 2005 and the statement of operations and cash flows for the period from July 1, 2005 to December 31, 2005. The parent only financial information before July 15, 2005 was deemed not meaningful as the Registrant was an unrelated shell at that time. Furthermore, such financial information was already filed in the previous 10K-SB and 10Q-SB of Purezza Group Inc.

Balance Sheet-Parent Company Only

(In thousand of United States dollars)

December 31, 2005
ASSETS
CURRENT ASSETS
Restricted cash	$ 615
Deferred charges	6,159

Total current assets	6,774

INVESTMENT IN SUBSIDIARIES	12,465

TOTAL ASSETS	$ 19,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

LONG-TERM LIABILITIES
Convertible notes	118
Derivative conversion feature	5,943
Derivative warrants	10,248

Total long-term liabilities	16,309

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000 shares	75
Paid-in capital	4,709
Accumulated deficit	(1,854)

Total stockholders’ equity	2,930

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 19,239

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only

(In thousand of United States dollars)

For the period from July 15, 2005 to December 31, 2005

Revenue	$ -

General and administrative expenses	(118)

Loss from operations	(118)

Interest expenses	(548)

Debt financing costs	(783)

Derivative unrealized fair value gain	700

Net loss	$ (749)

PUDA COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only

(In thousand of United States dollars)

For the period from July 15, 2005 to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (749)
Adjustments to reconcile net income to net cash used in Operating activities
Amortization of debt issue costs	88
Amortization of discount on convertible notes and warrants	695
Derivative unrealized fair value gain	(700)
Discount on converted shares expensed as interest expense	434
Changes in operating assets and liabilities:
Advances to subsidiaries	(10,070)
Increase in restricted cash	(615)

Net cash used in operating activities	(10,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of convertible notes	12,500
Debt issue costs	(1,583)

Net cash provided by financing activities	10,917

Net increase in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$ -

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

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this annual report on Form 10-KSB/A. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of this Annual Report on Form 10-KSB/A:

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

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

PUDA COAL, INC.

Dated: May 17, 2006	By: /s/Zhao Ming
Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title		Date

(i) Principal Executive Officer:

/s/ Zhoa Ming	Chief Executive Officer, President and Chairman of the Board	May 17, 2006

(ii) Principal Financial and Accounting Officer:

/s/ Jin Xia	Chief Financial Officer	May 17, 2006

(iv) Directors:

/s/ Wang Lisheng	Director	May 17, 2005