Form 10QSB
period 2006-06-30
Puda Coal, Inc.
filed 2006-08-07
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from __________to _________
                        Commission file number 333-85306


                                 PUDA COAL, INC.
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)



               Florida                                   65-1129912
   _______________________________             _________________________________
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


   426 Xuefu Street, Taiyuan, Shanxi Province, The People's Republic of China
________________________________________________________________________________
                    (Address of principal executive offices)


                               011 86 351 228 1300
________________________________________________________________________________
                           (Issuer's telephone number)


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, July 28, 2006: 79,902,667 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements Page

        Unaudited Consolidated Balance Sheet as of June 30, 2006              1

        Unaudited Consolidated Statements of Operations for the three         4
           and six months ended June 30, 2006 and 2005

        Unaudited Consolidated Statements of Cash Flows for the six           6
           months ended June 30, 2006 and 2005

        Notes to Unaudited Consolidated Financial Statements                  8

Item 2. Management's Discussion and Analysis or Plan of Operation            27

Item 3. Controls and Procedures                                              31

PART II. OTHER INFORMATION                                                   31

Item 1. Legal Proceedings                                                    31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          31

Item 3. Defaults upon Senior Securities                                      34

Item 4. Submission of Matters to a Vote of Security Holders                  34

Item 5. Other Information                                                    34

Item 6. Exhibits                                                             36

Signatures

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 PUDA COAL, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                     (IN THOUSAND OF UNITED STATES DOLLARS)


                                                           Note(s) June 30, 2006
                                                                     -------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $22,920
Restricted cash                                            3                        233
Accounts receivable, net                                                          4,635
Other receivables
  - Related parties                                        4                         15
  - Third parties                                                                    39
Advances to suppliers                                                               784
Deferred charges                                           9                      4,985
Inventories                                                5                      6,618
                                                                     -------------------

Total current assets                                                             40,229

PROPERTY, PLANT AND EQUIPMENT, NET                         6                     10,350

INTANGIBLE ASSETS, NET                                     7                      3,768
                                                                     -------------------

TOTAL ASSETS                                                                    $54,347
                                                                     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
  - Related party                                          4, 8                 $ 1,300
Accounts payable
  - Related party                                          4                        192
  - Third parties                                                                 2,107
Other payables
  - Related party                                          4                        879
  - Third parties                                                                 1,088
Accrued expenses                                                                    500
Income taxes payable                                                              1,454
VAT payable                                                                       1,029
Distribution payable                                                              1,002
Penalty payable                                            9                        437
                                                                     -------------------

Total current liabilities                                                         9,988
                                                                     -------------------

LONG-TERM LIABILITIES
Long-term debt
  - Related party                                          4, 8                  11,050
Convertible notes                                          9                        788
Derivative conversion feature                              9                      5,038
Derivative warrants                                        9                     12,539
                                                                     -------------------

Total long-term liabilities                                                      29,415
                                                                     -------------------

                                 PUDA COAL, INC.
                UNAUDITED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 2006
                     (IN THOUSAND OF UNITED STATES DOLLARS)


STOCKHOLDERS' EQUITY
Preferred stock, authorized 5,000,000 shares, par
   value $0.01, issued and outstanding Nil                                 -
Common stock, authorized 150,000,000 shares,
    par value $0.001, issued and outstanding
    79,888,274                                                            80
Paid-in capital                                                        8,642
Statutory surplus reserve fund                                         1,366
Retained earnings                                                      4,475
Accumulated other comprehensive income                                   381
                                                          -------------------

Total stockholders' equity                                            14,944
                                                          -------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                          $54,347
                                                          ===================

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                 PUDA COAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005,
          (IN THOUSAND OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                          Note(s)
                                                            Three              Three
                                                            months             months   Six months      Six months Six
                                                            ended              ended       ended            ended
                                                        June 30, 2006     June 30, 2005  June 30, 2006  June 30, 2005
                                          --------------------------------------------------------------------------
NET REVENUE                                               $ 30,943           $ 8,747       $ 51,714        $ 13,019

COST OF REVENUE                           4                (24,916)           (6,878)       (41,174)        (10,288)
                                                     ---------------------------------------------------------------

GROSS PROFIT                                                 6,027             1,869         10,540           2,731

OPERATING EXPENSES
Selling expenses                                               771               152          1,047             201
General and administrative expenses       4                    557                71            991             135
Other operating expenses                                         -                 1                              1
                                                     ---------------------------------------------------------------

TOTAL OPERATING EXPENSES                                     1,328               224          2,038             337
                                                     ---------------------------------------------------------------

INCOME FROM OPERATIONS                                       4,699             1,645          8,502           2,394

GAIN ON SHORT-TERM                                               -                 -              -               6
   INVESTMENTS

INTEREST INCOME                                                  3                 1             12               1

INTEREST EXPENSE                                            (1,491)                -         (2,117)              -

DEBT FINANCING COSTS                      10                (1,539)                -         (2,772)              -

DERIVATIVE UNREALIZED FAIR
   VALUE GAIN/(LOSS)                      11                   170                 -         (3,204)              -
                                                     ---------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   1,842             1,646            421           2,401

INCOME TAXES                              12                (1,451)             (550)        (2,689)           (811)
                                                     ---------------------------------------------------------------

NET INCOME/(LOSS)                                              391             1,096         (2,268)          1,590

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment                         79                 -            227               -
                                                     ---------------------------------------------------------------

COMPREHENSIVE INCOME/(LOSS)                                 $  470           $ 1,096       $ (2,041)        $ 1,590
                                                     ===============================================================

EARNINGS/(LOSS) PER HARE-BASIC                             $  0.01           $  0.01       $  (0.03)        $  0.02
                                                     ===============================================================
   -DILUTED                                                $  0.01           $  0.01       $  (0.03)        $  0.02
                                                     ===============================================================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING-BASIC               13            76,522,124        73,750,000     76,522,124      73,750,000
                                                     ===============================================================
   -DILUTED                               13            76,522,124        73,792,671     76,522,124      73,792,671
                                                     ===============================================================

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                 PUDA COAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                     (IN THOUSAND OF UNITED STATES DOLLARS)

                                                              Six months  Six months
                                                                ended       ended
                                                               June 30,    June 30,
                                                                2006        2005
                                                             ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income                                            $ (2,268)   $  1,590
Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities
Amortization of land-use rights                                    39           3
Depreciation                                                      473          53
Provision for doubtful debts                                        2          --
Amortization of debt issue costs                                  264          --
Amortization of discount on convertible notes and warrants      2,071          --
Derivative unrealized fair value loss                           3,204
Discount on converted shares and exercised warrants             1,285          --
Issue of common shares for services                                21          --
Changes in operating assets and liabilities:
  Decrease in short-term investments                               --         117
  Increase in accounts receivable                                (413)       (525)
  Decrease in notes receivable                                     --         638
  (Decrease)/Increase in other receivables                         (1)         17
  Increase/(Decrease) in advances to suppliers                  2,175        (324)
  Decrease/(increase) in inventories                              941        (711)
  Increase in accounts payable                                    973         354
  Increase in accrued expenses                                    137          47
  Increase in other payables                                      385          68
  Increase in income tax payable                                   57         815
  Increase in VAT payable                                         712           9
  Increase in penalty payable                                     437          --
  Decrease in restricted cash                                     382          --
                                                             --------    --------

Net cash provided by operating activities                      10,876       2,151
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants                                              390          --
Repayment of long-term debt                                      (650)         --
Shareholder contribution                                           --          50
Distribution paid to owners                                        --        (967)
                                                             --------    --------

Net cash used in financing activities                            (260)       (917)
                                                             --------    --------

Effect of exchange rate changes on cash                           237          --
                                                             --------    --------

Net increase in cash and cash equivalents                      10,853       1,234
Cash and cash equivalents at beginning of period               12,067         313
                                                             --------    --------

Cash and cash equivalents at end of period                   $ 22,920    $  1,547
                                                             ========    ========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                 PUDA COAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)("the Company" or "Puda") is a Florida chartered corporation with its principal executive offices at 426 Xuefu Street, Taiyuan, Shanxi Province in the People's Republic of China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

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

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited ("BVI") and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda's common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda's common stock (the "Mandatory Conversion"), following an increase in the number of authorized shares of Puda's common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda's outstanding common stock (the "Reverse Split"). All share data have been retroactively adjusted for the Reverse Split.

On August 2, 2005, the authorized number of shares of common stock of the Company was increased from 100,000,000 shares to 150,000,000 shares. On September 8, 2005, Puda completed the Reverse Split. Following the Mandatory Conversion of preferred shares and the Reverse Split, the BVI members received, in the aggregate, approximately 67,850,000 shares of total of 73,750,000 of Puda's common stock, representing 92% of the outstanding shares of Puda's common stock.

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to June 30, 2006.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. The Company (Continued)

BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. ("Putai"), a wholly foreign owned enterprise ("WFOE") registered under the wholly foreign-owned enterprises laws of the People's Republic of China ("PRC" or "China"). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)("Shanxi Coal"), a company with limited liability established under the laws of the PRC.

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the "Restructuring Agreements"). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal's business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal's payment of all of its operating cash flow to Putai. Each of the holders of the registered capital of Shanxi Coal also granted Putai the exclusive right and option to acquire all of their registered capital of Shanxi Coal and further authorized Putai to exercise the voting rights of the owners of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal's registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

      o Puda Coal, Inc.: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held directly.

      o Puda Investment Holding Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda.

      o Taiyuan Putai Business Consulting Co., Ltd: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

      o Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. The Company (Continued)

After the above reorganization and as of June 30, 2006, the organizational structure of the Group is as follows:


-----------------------------------
|        Puda Coal, Inc.          |
|             "Puda"              |
-----------------------------------
                  | 100%
-----------------------------------                                             --------------------------------------
|        Puda Investment          |                                             |          Zhao Ming (80%)           |
|        Holding Limited          |                                             |                and                 |
|             "BVI"               |                                             |          Zhao Yao (20%)            |
-----------------------------------                                             --------------------------------------
                   | 100%                                                                         |
-----------------------------------                                             --------------------------------------
|                                 |            OPERATING AGREEMENTS             |                                    |
|Taiyuan Putai Business Consulting|                                             | Shanxi Puda Coal Group Co., Ltd.   |
|           Co., Ltd.             |          Operation and Control ->           |           "Shanxi Coal"            |
|            "Putai"              |                                             |                                    |
|                                 |       <- Economic Benefits and Risks        |                                    |
-----------------------------------                                             --------------------------------------

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


The unaudited consolidated balance sheet as of June 30, 2006 includes Puda, BVI, Putai and Shanxi Coal ("the Group"). The unaudited consolidated statement of operations for the three and six months ended June 30, 2006 include Puda, BVI, Putai and Shanxi Coal. The unaudited consolidated statement of operations for the three and six months ended June 30, 2005 include Shanxi Coal for the full period, and BVI and Putai from June 24, 2005.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (Continued)

(a) Basis of Presentation and Consolidation (Continued)

The accompanying unaudited consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as reported in Form 10-KSB.

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

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (Continued)

(e) Derivative Financial Instruments

Derivative financial instruments are accounted for under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133). Under SFAS No. 133, all derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair value. Changes in the fair value of derivative instruments are recorded in current earnings.

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of June 30, 2006.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

(g) Revenue Recognition

Revenue from goods sold is recognized when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the buyer; (ii) title has passed to the buyer, which generally is at the time of delivery; (iii) the seller's price to the buyer is agreed between the Company and the buyer; and (iv) collectibility is reasonably assured.

(h) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three and six months ended June 30, 2006 and 2005.

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


4. Related Party Transactions

As of June 30, 2006, the Group had the following amounts due from/to related parties:-

                                                                              June 30, 2006
                                                                             ----------------
                                                                                  $'000
Other receivable from an owner, Zhao Ming                                         $       15
                                                                             ================

Accounts payable to Shanxi Liulin Jucai Coal Industry
   Co., Limited. ("Jucai Coal"), a related company with a
   common owner                                                                   $      192
                                                                             ================

Other payable to Shanxi Puda Resources Group Limited
   ("Resources Group"), a related company with common owners                      $      679

Other payable to an owner, Zhao Yao                                                      200
                                                                             ----------------

                                                                                  $      879
                                                                             ================

Loan payable to Resources Group:
    -current portion                                                              $    1,300
    -non-current portion                                                              11,050
                                                                             ----------------

                                                                                  $   12,350
                                                                             ================

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $679,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $222,000 due from Resources Group.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. Related Party Transactions (Continued)

The amount payable to Zhao Yao represents land-use right paid by him on behalf of Shanxi Coal (see Note 7).

The loan payable to Resources Group of $12,350,000 was incurred in relation to the purchase of the Liulin and Zhong Yang coal washing plants. It bears interest at a rate of 6% per annum payable quarterly. In the three months ended June 30, 2006, Shanxi Coal paid principal of $325,000 and interest of $190,000 to Resources Group. In the six months ended June 30, 2006, Shanxi Coal paid balance of $650,000 and interest $385,000 to Resources Group. This loan is subordinated to the convertible notes (see Note 8).

In the three months ended June 30, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $4,418,000 and $542,000, respectively. In the six months ended June 30, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $7,220,000 and $1,219,000, respectively.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal, pursuant to which Shanxi Coal has priority to Jucai Coal's high grade metallurgical coking coal supply over Jucai Coal's other customers. Under the terms of the agreement, Shanxi Coal receives a discount of approximately $4 to $6 per metric ton of coal from the price Jucai Coal charges to its other customers.


5. Inventories

As of June 30, 2006, inventories consist of the following:

                                                  June 30, 2006
                                             ------------------------
                                                      $'000

Raw materials                                               $  4,664
Finished goods                                                 1,954
                                             ------------------------

Total                                                       $  6,618
                                             ========================

There was no allowance for losses on inventories as of June 30, 2006.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. Property, Plant and Equipment, Net

As of June 30, 2006 property, plant and equipment consist of following:

                                                     June 30, 2006
                                                ________________________
                                                         $'000
Cost:
Buildings and facilities                                       $  2,961
Machinery equipment                                               8,131
Motor vehicles                                                      254
Office equipment and others                                          76
                                                ________________________

                                                                 11,422
                                                ________________________

Accumulated Depreciation:
Buildings and facility                                              174
Machinery equipment                                                 734
Motor vehicles                                                      131
Office equipment and others                                          33
                                                ________________________

                                                                  1,072
                                                ________________________
Carrying Value:
Buildings and facility                                            2,787
Machinery equipment                                               7,397
Motor vehicles                                                      123
Office equipment and others                                          43
                                                ________________________

                                                              $  10,350
                                                ========================

Depreciation expense for the three months ended June 30, 2006 and 2005 was approximately $236,000 and $26,000, respectively. Depreciation expenses for the six months ended June 30, 2006 and 2005 was approximately $473,000 and $53,000, respectively. In the six months ended June 30, 2006, the amounts included in cost of sales and general and administrative expenses were approximately $460,000 (2005: $42,000) and $13,000 (2005: $11,000), respectively.


7. Intangible Assets

                                                    Land-use rights
                                                     June 30, 2006
                                                ________________________
                                                         $'000

Cost                                                            $ 3,831

Accumulated amortization                                             63
                                                ________________________

Carrying Value                                                  $ 3,768
                                                ========================

Land-use right of $197,000 paid by Zhao Yao on behalf of Shanxi Coal is located in Liulin County, Shanxi Province and are amortized over fifty years up to March 2051 (see Note 4).

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. Intangible Assets (Continued)

Land-use right of Liulin County purchased from Resources Group is located in Shanxi Province and are amortized over fifty years up to August 4, 2055. Land-use right of Zhong Yang County purchased from Resource Group is located in Shanxi Province and are amortized over fifty years up to May 20, 2055. Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group.

Amortization expense for the three months ended June 30, 2006 and 2005 was approximately $19,000 and $1,000, respectively. Amortization expense for the six months ended June 30, 2006 and 2005 was approximately $39,000 and $3,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2006, 2007, 2008, 2009 and 2010 amounts to approximately $76,000, $76,000, $76,000, $76,000 and $76,000, respectively.

8. Long-Term Debt

                                                       June 30, 2006
                                                 __________________________
                                                           $'000

Conveyance loan                                                   $ 12,350
Less: current portion                                              (1,300)
                                                 __________________________
Long-term portion                                                 $ 11,050
                                                 ==========================

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the three months ended June 30, 2006, Shanxi Coal paid principal of $325,000 and interest of $190,000 to Resources Group. In the six months ended June 30, 2006, Shanxi Coal balance of $650,000 and interest $385,000 to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Note 4).

The future principal payments under the conveyance loan as of June 30, 2006 are as follows:

                                                       June 30, 2006
                                                 __________________________
Year                                                       $'000

2007                                                              $  1,300
2008                                                                 1,300
2009                                                                 1,300
2010                                                                 1,300
2011                                                                 1,300
Thereafter                                                           5,850
                                                 __________________________
                                                                  $ 12,350
                                                 ==========================

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 was converted into 1,700,000 shares of common stock immediately, in March, 2006, $200,000 was converted into 400,000 shares of common stock, and in June 2006, $1,575,000 was converted into 3,150,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. In June 2006, 650,000 warrants were exercised into 650,000 shares of common stock.

Investors were given "full ratchet" anti-dilution protection under the notes and the warrants, meaning that the conversion price under the notes and the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda's common stock should such per share price be lower than the conversion price of the notes or the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the conversion of the notes or exercise of the warrants, (ii) the issuance of shares of common stock for the payment of the penalties under the notes, or
(iii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda's stockholders. The conversion price of the notes and the exercise price of the warrants are also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of (i) the common stock into which the notes may be converted, and (ii) the common stock underlying the warrants, on a registration statement to be filed with the Securities and Exchange Commission ("SEC"). Such registration statement is required to be filed within 30 days following the date of closing of the offer and sale of the units, which occurred on November 18, 2005, and declared effective within 120 days from that date, or Puda will be subject to pay a penalty to investors of an amount equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock for every 30 day period, or part thereof, after the relevant date. Puda is required to pay the costs associated with the registration statement. Puda is also required to pay investors an amount equal to 1% of the purchase price of each unit held by investors for every 30 day period that Puda becomes deficient in its periodic reporting requirements with the SEC under the Securities Exchange Act of 1934, as amended until all the securities have been sold by the investors. This late filing penalty will be in addition to any other penalties and is payable in shares of Puda's common stock. Puda may redeem all, but not less than all, of the warrants at $0.001 per share subject to 30 business days' prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an adjusted basis for at least 20 consecutive trading days and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period. Puda will be subject to default on the notes should they fail to (i) make timely interest payment and such default continues for 15 days, (ii) make payment of the principal when due, (iii) comply with any other agreements under the Note, (iii) commences bankruptcy, provided that note holders representing at least 50% of the principal amount of the notes have notified Puda of the default and Puda has not cured the default within 45 days of such notice.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. Convertible Notes and Related Warrants (Continued)

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The warrants are freestanding derivative financial instruments. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which require the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivates contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the unaudited consolidated statement of operations as "Derivative unrealized fair value gain / (loss)".

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $1.93 per share, or $48,250,000, and the conversion feature, has a value of $2.01 per share, or $50,250,000. As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,123,000 and the conversion feature at $6,377,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years, up to October 31, 2008. The portion of the discount of $713,000 related to the converted shares in the six months ended June 30, 2006 was recorded in interest expense. The amount amortized in the three and six months ended June 30, 2006 was $487,000 and $982,000, respectively. The unamortized amount of $3,918,000 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years, up to October 31, 2010 and the amount amortized was $306,000 in the three months ended June 30, 2006 and $612,000 in the six months ended June 30, 2006. The portion of the discount of $138,000 related to the exercised warrants in the six months ended June 30, 2005 was recorded in interest expense. The unamortized amount of $5,169,000 was offset against convertible notes. There was no material change in the fair values of conversion feature and note warrants as of June 30, 2006.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Convertible Notes and Related Warrants (Continued)

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda's right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent's warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instrument and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years, up to October 31, 2010. The amount amortized in the three and six months ended June 30, 2006 were $235,000 and $476,000, respectively. The unamortized amount of $3,754,000 was recorded in deferred charges. As of June 30, 2006, these warrants were valued at $2.93 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $3,204,000 was included in the unaudited consolidated statements of operations. In March 2006, 64,167 placement agent warrants were exercised in a cashless method and resulted in the issue of 55,687 common shares. In June 2006, 191,667 placement agent warrants were exercised in a cashless method and resulted in the issue of 172,100 common shares. The portion of the discount of $434,000 in the six months ended June 30, 2006 related to the exercised warrants was recorded in interest expense.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years, up to October 31, 2008 and the amount amortized in the three months ended June 30, 2006 and six months ended June 30, 2006 was $132,000 and $264,000 respectively. The unamortized amount of $1,231,000 as of June 30, 2006 was recorded in deferred charges.

As of June 30, 2006, long-term liabilities include the following:

                                                      June 30, 2006
                                                            $000
Convertible notes:
Gross amount issued                                     $ 12,500
Less: amount converted                                    (2,625)
Less: unamortized discount on conversion feature          (3,918)
Less: unamortized discount on note warrants               (5,169)
                                                        ________
                                                        $    788
                                                        ========

Conversion feature:
Amount allocated to conversion feature                  $  6,377
Less: amount transferred to equity upon conversion        (1,339)
                                                        ________
                                                        $  5,038
                                                        ========

Warrants:
Amount allocated to investor warrants                   $  6,123
Placement agent warrants                                   4,125
Less: amount transferred to equity upon exercise            (913)
Less: change in fair value                                 3,204
                                                        ________
                                                        $ 12,539
                                                        ========

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Convertible Notes and Related Warrants (Continued)

Interest expense on the convertible notes in the three and months ended June 30, 2006 amounted to $218,000 and $447,000, respectively.

As at June 30, 2006, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC. The relevant date of March 17, 2006 for having the SEC declared the registration date has passed. Therefore, Puda is required to pay the penalty to investors for the delay in getting them registration rights. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30 day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date. In the three and six months ended June 30, 2006, the penalty was $379,000 and $437,000, respectively which was recorded as a current liability and will be transferred to equity when the common shares are issued.


10. Debt Financing Costs

Debt financing costs for the three months ended June 30, 2006 include amortization of debt issue costs of $132,000 (2005: $nil), amortization of discount on convertible notes and warrants of $1,028,000 (2005: $nil), and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000 (2005:$nil) Debt financing costs for the six months ended June 30, 2006 include amortization of debt issue costs of $264,000 (2005: $nil), amortization of discount on convertible notes and warrants of $2,071,000 (2005:
$nil), and penalty for the delay in getting the registration statement effective by March 17, 2006 of $437,000 (2005:$nil) (See Note 9).


11. Derivative Unrealized Fair Value Loss

Derivative unrealized fair value gain of $170,000 in the three months ended June 30, 2006 (2005: $nil) and derivative unrealized loss of $3,204,000 in the six months ended June 30, 2006 (2005: $nil) represent the change in fair value of the warrants (see Note 9).


12. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three months ended June 30, 2006 and for the six months ended June 30, 2006 , as they did not generate any taxable profits during the period.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. Taxation (Continued)

Details of income taxes in the statements of operations are as follows:-

                                               Three months     Three months      Six months       Six months
                                               ended            ended             ended            ended
                                               June 30, 2006    June 30, 2005     June 30,         June 30, 2005
                                                                                  2006
                                               --------------------------------------------------------------------
                                                   $ '000           $ '000         $   '000          $ '000

Current period provision                           $1,451           $  550         $  2,689          $  811
                                               ====================================================================

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group's effective tax rate is as follows:-

                                               Three months     Three months      Six months       Six months
                                               ended            ended             ended            ended
                                               June 30, 2006    June 30, 2005     June 30,         June 30, 2005
                                                                                  2006
                                               ---------------------------------------------------------------------
                                                   $ '000           $ '000            $'000           $'000

Income before income taxes                         $1,842           $1,646            $ 421          $2,401
                                               =====================================================================

Income tax on pretax income at
   statutory rate                                     626              560              143             816
Tax effect of expenses that are not
deductible in determining taxable
profits                                               652                6            2,189              19

Effect of different tax rates of
   subsidiary operating in
   other jurisdictions                                (18)            (16)               (4)            (24)
Valuation allowance                                   191               -               361               -
                                               ---------------------------------------------------------------------

Income tax at effective rate                       $1,451            $ 550            $2,689           $ 811
                                               =====================================================================

As at June 30, 2006, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $2,400,000, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2006. The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024 and 2025, 2026 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000 and $1,063,000,
respectively.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



At June 30, 2006, deferred tax assets consist of:

                                                         June 30, 2006
                                                         _____________
                                                         $'000

Net operating loss carryforwards                                 $ 816
Less: Valuation allowance                                         (816)
                                                                 _____

Net                                                              $  --
                                                                 =====

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. Basic and Diluted Weighted Average Number of Shares

                                                   Three months      Three months     Six months       Six months
                                                   ended             ended            ended            ended
                                                   June 30, 2006     June 30, 2005    June 30,         June 30, 2005
                                                                                      2006
                                                   ----------------- ---------------- ---------------- --------------
                                                   $'000             $'000            $'000            $'000

Basic weighted average number of shares            76,522,124        73,750,000       76,522,124       73,750,000
Options outstanding, after adjusting for 10
     to 1 reverse split                            127,041           42,671           -                42,671
Conversion of notes                                17,275,778        -                -                -
Exercise of warrants                               22,596,199        -                -                -
                                                   ----------------- ---------------- ---------------- --------------

Diluted weighted average number of
     shares                                        116,521,142       73,792,671       76,522,124       73,792,671
                                                   ================= ================ ================ ==============

The options, convertible notes and warrants have no dilutive effect on the basic loss per share in the six months ended June 30, 2006 because of the loss, but these items could potentially dilute earnings per share in the future.


14. Options

As at June 30, 2006, Puda has outstanding options as follows:

Number of                 After adjusting for the 10                                                           Estimated
options granted            to 1 reverse stock split         Exercise price            Expiry date             Fair value
---------------------     ----------------------------     -----------------     ----------------------- -- ----------------
                                                                                                                 $'000
      150,000                     15,000 (i)                    $ 0.10              October 20, 2008              51
      500,000                     50,000 (ii)                    $ 1                October 27, 2006              125
     1,000,000                   100,000 (iii)                   $ 1                November 5, 2006              250

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

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. Options (Continued)

The following summarizes the share option transactions during the periods:

                                                                       Number of           Weighted average
                                                                         options             exercise price
                                                                                                          $
       Options outstanding at December 31, 2004
          (after adjusting for the 10 to 1 reverse stock split)          165,000                       0.92
       Granted                                                                 -                          -
       Exercised                                                               -                          -
       Forfeited                                                               -                          -
       Expired                                                                 -                          -

       Options outstanding at December 31, 2005                          165,000                       0.92
       Granted                                                                 -                          -
       Exercised                                                               -                          -
       Forfeited                                                               -                          -
       Expired                                                                 -                          -

       Options outstanding at June 30, 2006                              165,000                       0.92


15. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)
                                                                            June 30, 2006
                                                                        ______________________
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $   -
Restricted cash                                                                           233
Deferred charges                                                                        4,985
                                                                        ______________________

Total current assets                                                                    5,218

INVESTMENT IN SUBSIDIARIES                                                             18,748
                                                                        ______________________

TOTAL ASSETS                                                                         $ 23,966
                                                                        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Penalty payable                                                                           437
                                                                        ______________________

Total current liabilities                                                                 437
                                                                        ______________________

LONG-TERM LIABILITIES
Convertible notes                                                                         788
Derivative conversion feature                                                           5,038

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Derivative warrants                                                                    12,539
                                                                        ______________________

Total long-term liabilities                                                            18,365
                                                                        ______________________

STOCKHOLDERS' EQUITY
Preferred stock, authorized 5,000,000 shares, par
   value $0.01, issued and outstanding Nil                                                  -
Common stock, authorized 150,000,000 shares, par
   value $0.001, issued and outstanding 79,888,274 shares
                                                                                           80
Paid-in capital                                                                        15,262
Accumulated deficit                                                                  (10,178)
                                                                        ______________________

Total stockholders' equity                                                              5,164
                                                                        ______________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 23,966
                                                                        ======================

14. Condensed Financial Information of Registrant (Continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

                                                          For the three        For the six
                                                          months ended        months ended
                                                          June 30, 2006       June 30, 2006
                                                          ____________________________________
Revenue                                                          $       -           $      -

General and administrative expenses                                   (343)              (616)
                                                          ____________________________________

Loss from operations                                                                     (616)
                                                                      (343)

Interest expenses                                                   (1,301)            (1,732)

Debt financing costs                                                (1,539)            (2,772)

Derivative unrealized fair value gain/(loss)                           170             (3,204)
                                                          ____________________________________

Net loss                                                         $  (3,013)          $ (8,324)
                                                          ====================================

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. Condensed Financial Information of Registrant (Continued)

Statement of Cash Flows-Parent Company Only (In thousand of United States dollars)

                                                           For the six
                                                         months ended June
                                                             30, 2006
                                                         _________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(8,324)
Adjustments to reconcile net income to  net cash used in
     operating activities
Amortization of debt issue costs                                 264
Amortization of discount on convertible notes and warrants     2,071
Derivative unrealized fair value loss                          3,204
Expensed discount on converted shares and exercised
      warrants                                                 1,285
Issue of common stock for services                                21
Changes in operating assets and liabilities:
     Advance from subsidiaries                                   270
     Increase in penalty payable                                 437
     Decrease in restricted cash                                 382
                                                             _______

Net cash used in operating activities                           (390)
                                                             _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants                                             390
                                                             _______

Net cash provided by financing activities                        390
                                                             _______

Net increase in cash and cash equivalents                         --
Cash and cash equivalents at beginning of period                  --
                                                             _______

Cash and cash equivalents at end of period                   $    --
                                                             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

      Net Revenue. Net revenue increased $22,196,000, or 254%, to $30,943,000 in the three months ended June 30, 2006 from $8,747,000 in the three months ended June 30, 2005. The tonnage sales of cleaned coal increased approximately 277,000 tons to approximately 397,000 tons in the three months ended June 30, 2006 from approximately 120,000 tons in the three months ended June 30, 2005, a 231% increase. This was the primary reason for our increase in net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the three months ended June 30, 2006. The increase in orders was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in the three months ended June 30, 2006. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell. The increase in net revenue was also contributed by the increase in average selling price to approximately $78 per ton in the three months ended June 30, 2006 from approximately $75 per ton in the three months ended June 30, 2005.

      In response to this increase in general demand, we significantly expanded our capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005. One of our new facilities became operational in late 2005 and the other became operational by the end of March 2006. Management anticipates that China's strong economic growth will continue in 2006 and we believe that this will drive strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average per ton sales price is not expected to increase.

      Cost of Revenues. Puda's cost of revenue increased $18,038,000, or 262%, to $24,916,000 in the three months ended June 30, 2006 from $6,878,000 in the three months ended June 30, 2005. This was primarily due to the increase in sales volume and the increase in average price of raw coal to approximately $46 per ton in the three months ended June 30, 2006 from approximately $41 per ton in the three months ended June 30, 2005.

      Gross Profit. Gross profit increased $4,158,000 or 222%, to $6,027,000 in the three months ended June 30, 2006 from $1,869,000 in the three months ended June 30, 2005 due to the increase in sales volume. Gross profit margin in the three months ended June 30, 2006 was 19% versus 21% in the three months ended June 30, 2005 due to the increase in average price of raw coal in the three months ended June 30, 2006.

      Selling Expenses. Selling expenses were $771,000 in the three months ended June 30, 2006 compared to $152,000 in the three months ended June 30, 2005. This represents an increase of $619,000, or 407%, primarily due to the increase in sales volume.

      General and Administrative Expenses. General and administrative expenses were $557,000 in the three months ended June 30, 2006, compared to $71,000 in the three months ended June 30, 2005. This represents an increase of $486,000, or 685%, primarily due to increases in salary and benefits, legal and professional fees and investor relation expenses.

      Income from Operations. Operating profit was $4,699,000 in the three months ended June 30, 2006 compared to $1,645,000 in the three months ended June 30, 2005. The increase of $3,054,000, or 186%, was primarily the result of increased gross profit of $4,158,000, which was offset by the increased operating expenses of $1,104,000.

      Interest Expense. Interest expense of $1,491,000 in the three months ended June 30, 2006 includes interest payments of $218,000 for the 8% convertible notes, $190,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhong Yang plants and $1,083,000 for the expended portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. No such expense was incurred in the three months ended June 30, 2005.

      Debt Financing Costs. Debt financing costs of $1,539,000 in the three months ended June 30, 2006 include amortization of debt issue costs of $132,000, amortization of discount on convertible notes and warrants of $1,028,000, and penalty of $379,000 for not getting the registration statement effective by March 17, 2006. No such expenses were incurred in the three months ended June 30, 2005.

      Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain in the three months ended June 30, 2006 of $170,000 represented the change in fair value of the warrants.

      Income Before Income Taxes. Income before income taxes was $1,842,000 in the three months ended June 30, 2006, compared to $1,646,000 in the three months ended June 30, 2005. The increase of $196,000 or 12%, was primarily the result of increased operating profit of $3,054,000 and increased derivative unrealized fair value gain of $170,000, which was offset by the increased interest expense of $1,491,000 and increased debt financing costs of $1,539,000.

      Income Taxes. Income taxes increased $901,000, or 164%, $1,451,000 in the three months ended June 30, 2006 from $550,000 in the three months ended June 30, 2005 due to the increase in the operating profit of Shanxi Coal to $4,855,000 in the three months ended June 30, 2006 from $1,646,000 in the three months ended June 30, 2005. Income tax was imposed on Shanxi Coal by the China Tax Bureau.

      Net Income. Net income was $391,000 in the three months ended June 30, 2006, compared to $1,096,000 in the three months ended June 30, 2005, a decrease of $705,000, or 64%, mainly due to increased operating expenses of $1,104,000, increased interest expenses of $1,491,000, increased debt financing costs of $1,539,000 and increased income taxes of $901,000, which were offset by the increased gross profit of $4,158,000 and increased derivative unrealized fair value gain of $170,000 in the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

      Net Revenue. Net revenue increased $38,695,000, or 297%, to $51,714,000 in the six months ended June 30, 2006 from $13,019,000 in the six months ended June 30, 2005. The tonnage sales of cleaned coal increased approximately 485,000 tons to approximately 664,000 tons in the three months ended June 30, 2006, from approximately 179,000 tons in the six months ended June 30, 2005, a 271% increase. This was the primary reason for our increase in net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the six months ended June 30, 2006. The increase in orders was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in the six months ended June 30, 2006. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell. The increase in net revenue was also contributed by the increase in average selling price to approximately $78 per ton in the six months ended June 30, 2006 from approximately $75 per ton in the six months ended June 30, 2005.

      In response to this increase in general demand, we are in the process of significantly expanding our capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005. One of our new facilities became operational in late 2005 and the other became operational by the end of March 2006. Management anticipates that China's strong economic growth will continue in 2006 and we believe that this will drive strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average per ton sales price is not expected to increase.

      Cost of Revenues. Puda's cost of revenue increased $30,886,000, or 300%, to $41,174,000 in the six months ended June 30, 2006 from $10,288,000 in the six months ended June 30, 2005. This was primarily due to the increase in sales volume and the increase in average price of raw coal to approximately $45 per ton in the six months ended June 30, 2006 from approximately $41 per ton in the six months ended June 30, 2005.

      Gross Profit. Gross profit increased $7,809,000 or 286%, to $10,540,000 in the six months ended June 30, 2006 from $2,731,000 in the six months ended June 30, 2005 due to the increase in sales volume. Gross profit margin in the six months ended June 30, 2006 was 20% versus 21% in the six months ended June 30, 2005 due to the increase in average price of raw coal in the six months ended June 30, 2006.

      Selling Expenses. Selling expenses were $1,047,000 in the six months ended June 30, 2006 compared to $201,000 in the six months ended June 30, 2005. This represents an increase of $846,000, or 421%, primarily due to the increase in sales volume.

      General and Administrative Expenses. General and administrative expenses were $991,000 for the six months ended June 30, 2006 compared to $135,000 for the six months ended June 30, 2005. This represents an increase of $856,000, or 634%, primarily due to increases in salary and benefits, legal and professional fees and investor relation expenses.

      Income from Operations. Operating profit was $8,502,000 in the six months ended June 30, 2006 compared to $2,394,000 in the six months ended June 30, 2005. The increase of $6,108,000, or 255%, was primarily the result of increased gross profit of $7,809,000, which was offset by the increased operating expenses of $1,701,000.

      Interest Expense. Interest expense of $2,117,000 in the six months ended June 30, 2006 includes interest payments of $447,000 for the 8% convertible notes, $385,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhong Yang plants and $1,285,000 for the expended portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. No such expense was incurred in the six months ended June 30, 2005.

      Debt Financing Costs. Debt financing costs of $2,772,000 in the six months ended June 30, 2006 include amortization of debt issue costs of $264,000, amortization of discount on convertible notes and deferred financing costs of warrants of $2,071,000, and penalty of $437,000 for not getting the registration statement effective by March 17, 2006. No such expenses were incurred in the six months ended June 30, 2005.

      Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss in the six months ended June 30, 2006 of $3,204,000 represented the change in fair value of the warrants.

      Income Before Income Taxes. Income before income taxes was $421,000 in the six months ended June 30, 2006 compared to $2,401,000 in the six months ended June 30, 2005. The decrease of $1,980,000 or 82%, was primarily the result of increased interest expense of $2,117,000, increased debt financing costs of $2,772,000 and increased derivative unrealized fair value loss of $3,204,000, which was offset by the increased operating profit of $6,108,000.

      Income Taxes. Income taxes increased $1,878,000, or 232%, to $2,689,000 in the six months ended June 30, 2006 from $811,000 in the six months ended June 30, 2005 due to the increase in the operating profit of Shanxi Coal to $8,744,000 in the six months ended June 30, 2006 from $2,401,000 in the six months ended June 30, 2005. Income tax was imposed on Shanxi Coal by the China Tax Bureau.

      Net Loss. Net loss was $2,268,000 in the six months ended June 30, 2006, compared to net income $1,590,000 in the six months ended June 30, 2005, a decrease of $3,858,000, or 243%, mainly due to increased operating expenses of $1,701,000, increased interest expenses of $2,117,000, increased debt financing costs of $2,772,000, increased derivative unrealized fair value loss of $3,204,000 and increased income taxes of $1,878,000, which were offset by the increased gross profit of $7,809,000 in the six months ended June 30, 2006.

Liquidity and Capital Resources

      Net cash provided by operating activities was $10,876,000 in the six months ended June 30, 2006, compared to $2,151,000 in the six months ended June 30, 2005, an increase of $8,725,000. This was primarily due to the increase in income from operations (after adjusting for non-cash items) of $3,445,000, improved cash flows for inventory of $1,652,000, improved cash flows for accounts payable of $619,000, improved cash flows for advance to suppliers of $2,499,000 and improved cash flows for VAT payable of $703,000 in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

      Net cash used in financing activities of $260,000 in the six months ended June 30, 2006 was related to the repayment of long-term debt of $650,000 which was offset by the cash received from the exercise of warrants of $390,000. Net cash used in financing activities of $917,000 in the six months ended June 30, 2005 was related to the dividend distribution.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

      In April, 2006, we issued 50,000 shares of our common stock to Sage Capital Investments upon assignment and conversion of a portion of a convertible note held by Southridge Partners, L.P. Southridge acquired the convertible note in our private placement of notes and securities which closed in November, 2005. A replacement convertible note was issued to Southridge Partners, L.P. in the amount of $700,000 representing the outstanding principal balance of the note which was partially converted.

      In May 2006, we issued 50,000 shares of our common stock to Gerdz Investments Limited Partnership RLLLP upon conversion of convertible note held by Gerdz Investments Limited Partnership RLLLP. Gerdz acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 50,000 shares of our common stock to Ossellos of Butte Profit Sharing Trust FBO Guy J. Ossello upon conversion of convertible note held by Ossellos. Ossellos acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 150,000 shares of our common stock to Jack Thompson upon conversion of convertible note held by Jack Thompson. Thompson acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $75,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 56,820 shares of our common stock to Reed Madison upon cashless exercising of warrants held by Reed Madison. Reed Madison acquired the agent warrants in our private placement of notes and securities which closed in November, 2005. 64,167 shares of the warrants was so exercised.

      In May 2006, we issued 200,000 shares of our common stock to John S. Lemak upon conversion of convertible note held by John S. Lemak. John S. Lemak acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $100,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 115,280 shares of our common stock to Randy Haag upon exercising of warrants held by Randy Haag. Randy Haag acquired the agent warrants in our private placement of notes and securities which closed in November, 2005. 127,500 shares of the outstanding warrants were so exercised.

      In May 2006, we issued 50,000 shares of our common stock to Steve Zelinger and Lisa Gordon upon conversion of convertible note held by Steve Zelinger and Lisa Gordon. Steve Zelinger and Lisa Gordon acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 50,000 shares of our common stock to Robet Lapidus and Donna Lapidus JTWROS upon conversion of convertible note held by Robet Lapidus and Donna Lapidus JTWROS. Robet Lapidus and Donna Lapidus JTWROS acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 50,000 shares of our common stock to Jason Flynn upon conversion of convertible note held by Jason Flynn. Jason Flynn acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 150,000 shares of our common stock to Maurice Micek and Jennifer Micek upon conversion of convertible note held by Maurice Micek and Jennifer Micek. Maurice Micek and Jennifer Micek acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $75,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 50,000 shares of our common stock to Maurice Micek CFBO Benajmin Micek upon conversion of convertible note held by Maurice Micek CFBO Benajmin Micek. Maurice Micek CFBO Benajmin Micek acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 50,000 shares of our common stock to Maurice Micek CFBO Andrew Micek upon conversion of convertible note held by Maurice Micek CFBO Andrew Micek. Maurice Micek CFBO Andrew Micek acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 150,000 shares of our common stock to John Micek II Revocable Trust upon conversion of convertible note held by John Micek II Revocable Trust. John Micek II Revocable Trust acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $75,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 100,000 shares of our common stock to Austin D. Grose upon conversion of convertible note held by Austin D. Grose. Austin D. Grose acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $50,000 of the outstanding principal balance of the note was so converted.

      In May 2006, we issued 1,000,000 shares of our common stock to Sandor Capital Master Fund L.P. upon conversion of convertible note held by Sandor Capital Master Fund L.P.. Sandor Capital Master Fund L.P. acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $500,000 of the outstanding principal balance of the note was so converted.

      In June 2006, we issued 100,000 shares of our common stock to Jerry Peterson upon conversion of convertible note held by Jerry Peterson. Jerry Peterson acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $50,000 of the outstanding principal balance of the note was so converted.

      In June 2006, we issued 50,000 shares of our common stock to Brian Murphy upon conversion of convertible note held by Brian Murphy. Brian Murphy acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In June 2006, we issued 50,000 shares of our common stock to Beeman Insurance Agency upon conversion of convertible note held by Beeman Insurance Agency. Beeman Insurance Agency acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In June 2006, we issued 50,000 shares of our common stock to Robert DiPietro upon conversion of convertible note held by Robert DiPietro. Robert DiPietro acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In June 2006, we issued 100,000 shares of our common stock to Jerry Peterson upon exercising of warrants held by Jerry Peterson with a cash payment of $60,000 to Puda Coal. Jerry Peterson acquired the warrants in our private placement of notes and securities which closed in November, 2005. 100,000 of the outstanding principal balance of the warrants were so exercised.

      In June 2006, we issued 100,000 shares of our common stock to Jerry Peterson upon exercising of warrants held by Jerry Peterson with a cash payment of $60,000 to Puda Coal. Jerry Peterson acquired the warrants in our private placement of notes and securities which closed in November, 2005. 100,000 of the outstanding principal balance of the warrants were so exercised.

      In June 2006, we issued 300,000 shares of our common stock to Chelverton Dividend Income Fund Limited upon exercising of warrants held by Wachovia Securities LLC FBO Chelverton Dividend Income Fund Limited with a cash payment of $180,000 to Puda Coal. Jerry Peterson acquired the warrants in our private placement of notes and securities which closed in November, 2005. 300,000 of the outstanding principal balance of the warrants were so exercised and the balance of warrants for 800,000 were assigned to Wachovia Securities FBO Chelverton.

      In June 2006, we issued 50,000 shares of our common stock to Brian Murphy upon exercising of warrants held by Brian Murphy with a cash payment of $60,000 to Puda Coal. Brian Murphy acquired the warrants in our private placement of notes and securities which closed in November, 2005. 50,000 of the outstanding principal balance of the warrants were so exercised.

      In June 2006, we issued 100,000 shares of our common stock to Teawood Nominees Limited upon exercising of warrants held by Perinvest Dividend Equity Fund Limited - Teawood Nominees Limited with a cash payment of $60,000 to Puda Coal. Perinvest acquired the warrants in our private placement of notes and securities which closed in November, 2005. 100,000 of the outstanding principal balance of the warrants were so exercised and the balance of warrants for 200,000 were reissued to Teawood Nominees Limited.

      In June 2006, we issued 100,000 shares of our common stock to Perinvest Special Situations Fund Limited upon exercising of warrants held by Wachovia FBO PerInvest Special Situations with a cash payment of $60,000 to Puda Coal. Wachovia FBO PerInvest Special Situations acquired the warrants in our private placement of notes and securities which closed in November, 2005. 100,000 of the outstanding principal balance of the warrants were so exercised and the balance of warrants for 100,000 were reissued to Wachovia FBO PerInvest Special Situations.

      In June 2006, we issued 50,000 shares of our common stock to Ann Hodel upon conversion of convertible note held by Ann Hodel. Ann Hodel acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      In June 2006, we issued 650,000 shares of our common stock to Jayhawk China Fund upon conversion of convertible note held by Jayhawk China Fund. Jayhawk China Fund acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $25,000 of the outstanding principal balance of the note was so converted.

      The convertible notes which were converted and the warrants which were exercised in connection with each of the above issuances were offered and sold in our November, 2005 private placement only to accredited investors in the United States and to persons who are not "U.S. persons" as defined in Regulation S under the Securities Act. The notes and related warrants, or Units, offered in such private placement and their respective conversions and exercises were offered and sold in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act. We did not engage in any public advertising or general solicitation in connection with the issuance of the Units.


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

                                         PUDA COAL, INC.


                                         /s/ Zhao Ming
                                         -------------------------------------
                                         Zhao Ming
                                         Chief Executive Officer and President


Date: August 4 ,2006