Form 10QSB/A
period 2006-06-30
Puda Coal, Inc.
filed 2006-08-21
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB/A
Amendment 1

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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10-QSB/A for the quarter ended June 30, 2006 amends and restates items identified below with respect to the report on Form 10-QSB/A filed by Puda Coal, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on August 7, 2006 (the “Original Fling”).

As previously announced in the Form 8-K we filed on August 14, 2006, we filed the Original Filing without the completion of its review of the report pursuant to SAS 100 by our independent public accountants as required by Item 310 of Regulation S-B. Our independent public accountants have now completed their review of the report. This 10-QSB/A is being filed to restate our financial statements for our second fiscal quarter, ended June 30, 2006 based on this review by our independent public accountants to reflect certain responses by the Company to comments from the SEC’s staff to the Company’s registration statement on Form SB-2.

On August 10, 2006, we discovered that our Original Filing did not include a complete review to reflect our responses to such comments, and were advised as such in a letter dated August 14, 2006 from our independent public accountants. After discussions between management and our independent public accountants, management determined that it misapplied accounting principles generally accepted in the United States of America in relation to convertible notes and warrants issued by the Company pursuant to a private placement on November 18, 2005. During this process, management and the Board of Directors of the Company were alerted to the facts and circumstances regarding the errors in accounting. The Company determined to file the Form 8-K of August 14, 2006 to announce that the Original Filing did not comply with the review required by Item 310 of Regulation 5-B and filed on the same day a Form 12b-25 Notification of Late Filing with respect to the report for the second quarter.

This Form 10-QSB/A only amends and restates certain information in Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis or Plan of Operations) and Item 6 (Exhibits), and such amendment and restatement with respect to Items 1 and 2 reflect the restatement of the financial statements described below. Primarily these amendments are to (i) change the expected term of the conversion feature and warrants to 3 years, and 5 years respectively in application of the Black-Scholes Model for calculating the fair value of the conversion feature and warrants, and (ii) amortize the debt issue costs and discount on convertible notes and warrants using the effective interest method.

The application of the foregoing has resulted in certain significant amendments to this 10-QSB/A with respect to the Original Filing. Net revenues were not restated from the Original Filing and remain at $30,943,000 in the three months ended June 30, 2006 and $51,714,000 in the six months ended June 30, 2006. The impact of the amendments resulted however, in a net loss of $363,000 in the three months ended June 30, 2006, as opposed to net income of $391,000, as reported in the Original Filing for the three months ended June 30, 2006, and net loss of $6,808,000 as opposed to net loss of $2,268,000, as reported in the Original Filing, for the six months ended June 30, 2006. These restatements are primarily due to an increase in debt financing costs of $2,888,000, as opposed to $1,539,000, as reported in the Original Filing, for the three months ended June 30, 2006 and $7,841,000, as opposed to $2,772,000, as reported in the Original Filing, for the six months ended June 30, 2006. These restatements reflect increases in debt financing costs resulting from the changes to the expected terms of the conversion feature and warrants and application of the effective interest method with respect to the amortization of the debt issuance costs and amortization of the discount on convertible notes and warrants discussed above. Based on the Black-Sholes Method, the warrants have a value of $2.25 per share, or $56,250,000, as opposed to $1.93 per share, or $48,250,000, as reported in the Original Filing. The conversion feature has a value of $2.17 per share, or $54,250,000, as opposed to $2.01 per share, or $50,250,000, as reported in the Original Filing. Warrants are being amortized over the term of five years using the effective interest method, up to October 3, 2010, with the amount amortized being $1,061,000, as opposed to $306,000, as reported in the Original Filing, for the three months ended June 30, 2006 and $3,182,000, as opposed to $612,000, as reported in the Original Filing, for the six months ended June 30, 2006.

Except for the foregoing amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than and restatement), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

-i-

PART I - Financial Information
ITEM 1. Financial Statements

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
June 30, 2006
(In thousand of United States dollars)

	Note(s)	June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$22,920
Restricted cash	3	233
Accounts receivable, net		4,635
Other receivables
- Related parties	4	15
- Third parties		39
Advances to suppliers		784
Deferred charges	9	888
Inventories	5	6,618

Total current assets		36,132

PROPERTY, PLANT AND EQUIPMENT, NET	6	10,350

INTANGIBLE ASSETS, NET	7	3,768

TOTAL ASSETS		$50,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4, 8	$1,300
Accounts payable
- Related party	4	192
- Third parties		2,107
Other payables
- Related party	4	879
- Third parties		1,088
Accrued expenses		500
Income taxes payable		1,454
VAT payable		1,029
Distribution payable		1,002
Penalty payable	9	437

Total current liabilities		9,988

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 8	11,050
Convertible notes	9	4,787
Derivative conversion feature	9	4,848
Derivative warrants	9	13,312
Total long-term liabilities		33,997

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
June 30, 2006
(In thousand of United States dollars)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 79,888,274	80
Paid-in capital	8,667
Statutory surplus reserve fund	1,366
Retained earnings	(4,229)
Accumulated other comprehensive income	381

Total stockholders’ equity	6,265

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2006 and 2005
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

NET REVENUE		$30,943	$8,747	$51,714	$13,019

COST OF REVENUE		(24,916)	(6,878)	(41,174)	(10,288)

GROSS PROFIT		6,027	1,869	10,540	2,731

OPERATING EXPENSES
Selling expenses		771	152	1,047	201
General and administrative expenses		557	71	991	135
Other operating expenses		-	1		1

TOTAL OPERATING EXPENSES		1,328	224	2,038	337

INCOME FROM OPERATIONS		4,699	1,645	8,502	2,394

GAIN ON SHORT-TERM INVESTMENTS		-	-	-	6

INTEREST INCOME		3	1	12	1

INTEREST EXPENSE		(1,213)	-	(1,779)	-

DEBT FINANCING COSTS	10	(2,888)	-	(7,841)	-

DERIVATIVE UNREALIZED FAIR VALUE GAIN/(LOSS)	11	487	-	(3,013)	-

INCOME/(LOSS) BEFORE INCOME TAXES		1,088	1,646	(4,119)	2,401

INCOME TAXES	12	(1,451)	(550)	(2,689)	(811)

NET (LOSS)/INCOME		(363)	1,096	(6,808)	1,590

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		79	-	227	-

COMPREHENSIVE (LOSS)/INCOME		$(284)	$1,096	$(6,581)	$1,590

(LOSS)/EARNINGS PER SHARE-BASIC		$(0.00)	$0.01	$(0.09)	$0.02
-DILUTED		$(0.00)	$0.01	$(0.09)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	13	76,733,239	73,750,000	76,531,046	73,750,000
-DILUTED	13	76,733,239	73,792,671	76,531,046	73,792,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(In thousand of United States dollars)
	Notes	Six months ended June 30, 2006	Six months ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income		$(6,808)	$1,590
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
Amortization of land-use rights		39	3
Depreciation		473	53
Provision for doubtful debts		2	-
Amortization of debt issue costs		768	-
Amortization of discount on convertible notes and warrants		6,636	-
Derivative unrealized fair value loss		3,013
Discount on converted shares and exercised warrants		947	-
Issue of common shares for services		21	-
Changes in operating assets and liabilities:
Decrease in short-term investments		-	117
Increase in accounts receivable		(413)	(525)
Decrease in notes receivable		-	638
(Increase)/decrease in other receivables		(1)	17
Decrease/(increase) in advances to suppliers		2,175	(324)
Decrease/(increase) in inventories		941	(711)
Increase in accounts payable		973	354
Increase in accrued expenses		137	47
Increase in other payables		385	68
Increase in income tax payable		57	815
Increase in VAT payable		712	9
Increase in penalty payable		437	-
Decrease in restricted cash		382	-

Net cash provided by operating activities		10,876	2,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		390	-
Repayment of long-term debt		(650)	-
Shareholder contribution		-	50
Distribution paid to owners		-	(967)

Net cash used in financing activities		(260)	(917)

Effect of exchange rate changes on cash		237	-

Net increase in cash and cash equivalents		10,853	1,234
Cash and cash equivalents at beginning of period		12,067	313

Cash and cash equivalents at end of period		$22,920	$1,547

Supplementary cash flow information	14

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

On April 23, 2004, the Company transferred all of its assets including, cash on hand, the Phoslock product line, and all of the Company's rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. ("PMI"), a wholly owned subsidiary of the Company. The Company's license agreement was with Integrated Mineral Technology Limited ("Integrated"), an Australian entity, and provided for certain fixed royalty payments by the Company. As part of the Company's asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated.

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

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”). The share data has been retroactively adjusted for the Reverse Split.

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

The unaudited consolidated balance sheet as of June 30, 2006 includes Puda, BVI, Putai and Shanxi Coal (‘the Group”). The unaudited consolidated statements of operations for the three and six months ended June 30, 2006 include Puda, BVI, Putai and Shanxi Coal. The unaudited consolidated statement of operations for the three and six months ended June 30, 2005 include Shanxi Coal for the full period, and BVI and Putai from June 24, 2005.

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

(h) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three and six months ended June 30, 2006 and 2005.

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

4. Related Party Transactions

As of June 30, 2006, the Group had the following amounts due from/to related parties:-

June 30, 2006
$’000

Other receivable from an owner, Zhao Ming	$15

Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$192

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$679

Other payable to an owner, Zhao Yao	200

$879

Loan payable to Resources Group:
-current portion	$1,300
-non-current portion	11,050

$12,350

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

The amount payable to Zhao Yao represents land-use rights paid by him on behalf of Shanxi Coal (see Note 7).

The loan payable to Resources Group of $12,350,000 was incurred in relation to the purchase of the Liulin and Zhong Yang coal washing plants. It bears interest at a rate of 6% per annum payable quarterly. In the three months ended June 30, 2006, Shanxi Coal paid principal of $325,000 and interest of $190,000 to Resources Group. In the six months ended June 30, 2006, Shanxi Coal paid principal of $650,000 and interest $385,000 to Resources Group. This loan is subordinated to the convertible notes (see Note 8).

In the three months ended June 30, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $4,409,000 and $612,000, respectively. In the six months ended June 30, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $7,211,000 and $1,289,000, respectively.

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

5. Inventories

As of June 30, 2006, inventories consist of the following:

June 30, 2006
$’000

Raw materials	$4,664
Finished goods	1,954

Total	$6,618

There was no allowance for losses on inventories as of June 30, 2006.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment, Net

As of June 30, 2006, property, plant and equipment consist of following:

June 30, 2006
$’000
Cost:
Buildings and facilities	$2,961
Machinery equipment	8,131
Motor vehicles	254
Office equipment and others	76

11,422

Accumulated depreciation:
Buildings and facility	174
Machinery equipment	734
Motor vehicles	131
Office equipment and others	33

1,072
Carrying value:
Buildings and facility	2,787
Machinery equipment	7,397
Motor vehicles	123
Office equipment and others	43

$10,350

Depreciation expense for the three months ended June 30, 2006 and 2005 was approximately $237,000 and $26,000, respectively. Depreciation expenses for the six months ended June 30, 2006 and 2005 was approximately $473,000 and $53,000, respectively. In the six months ended June 30, 2006, the amounts included in cost of sales and general and administrative expenses were approximately $460,000 (2005: $42,000) and $13,000 (2005: $11,000), respectively.

7. Intangible Assets

Land-use rights
June 30, 2006
$’000

Cost	$3,831

Accumulated amortization	63

Carrying value	$3,768

Land-use rights of $197,000 paid by Zhao Yao on behalf of Shanxi Coal is located in Liulin County, Shanxi Province and are amortized over fifty years up to March 2051 (see Note 4).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (continued)

Land-use rights in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over 50 years up to August 4, 2055. Land-use rights of Zhong Yang County purchased from Resource Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055. Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group.

Amortization expense for the three months ended June 30, 2006 and 2005 was approximately $20,000 and $1,000, respectively. Amortization expense for the six months ended June 30, 2006 and 2005 was approximately $39,000 and $3,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2006, 2007, 2008, 2009 and 2010 amounts to approximately $76,000, $76,000, $76,000, $76,000 and $76,000, respectively.

8. Long-term Debt

June 30, 2006
$’000

Conveyance loan	$12,350
Less: current portion	(1,300)
Long-term portion	$11,050

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the three months ended June 30, 2006, Shanxi Coal paid principal of $325,000 and interest of $190,000 to Resources Group. In the six months ended June 30, 2006, Shanxi Coal paid principal of $650,000 and interest $385,000 to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Note 4).

The future principal payments under the conveyance loan as of June 30, 2006 are as follows:

June 30, 2006
Year	$’000

2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	5,850
$12,350

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

Investors were given "full ratchet" anti-dilution protection under the notes and the warrants, meaning that the conversion price under the notes and the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda's common stock should such per share price be lower than the conversion price of the notes or the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the conversion of the notes or exercise of the warrants, (ii) the issuance of shares of common stock for the payment of the penalties under the notes, or (iii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda's stockholders. The conversion price of the notes and the exercise price of the warrants are also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of (i) the common stock into which the notes may be converted, and (ii) the common stock underlying the warrants, on a registration statement to be filed with the Securities and Exchange Commission (“SEC”). Such registration statement is required to be filed within 30 days following the date of closing of the offer and sale of the units, which occurred on November 18, 2005, and declared effective within 120 days from that date, or Puda will be subject to pay a penalty to investors of an amount equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock for every 30 day period, or part thereof, after the relevant date. Puda is required to pay the costs associated with the registration statement. Puda is also required to pay investors an amount equal to 1% of the purchase price of each unit held by investors for every 30 day period that Puda becomes deficient in its periodic reporting requirements with the SEC under the Securities Exchange Act of 1934, as amended, until all the securities have been sold by the investors. This late filing penalty will be in addition to any other penalties and is payable in shares of Puda’s common stock. Puda may redeem all, but not less than all, of the warrants at $0.001 per share subject to 30 business days’ prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an adjusted basis for at least 20 consecutive trading days and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period. Puda will be subject to default on the notes should they fail to (i) make timely interest payment and such default continues for 15 days, (ii) make payment of the principal when due, (iii) comply with any other agreements under the Note, (iv) commences bankruptcy, provided that note holders representing at least 50% of the principal amount of the notes have notified Puda of the default and Puda has not cured the default within 45 days of such notice.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The warrants are freestanding derivative financial instruments. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which require the Company to account for the conversion feature and warrants as derivatives. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities. The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the unaudited consolidated statement of operations as “Derivative unrealized fair value gain / (loss)”.

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $2.25 per share, or $56,250,000, and the conversion feature, has a value of $2.17 per share, or $54,250,000. As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The portion of the discount of $794,000 related to the converted shares in the six months ended June 30, 2006 was recorded in interest expense. The amount amortized in the three and six months ended June 30, 2006 was $333,000 and $641,000, respectively. The unamortized amount of $4,055,000 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010 and the amount amortized was $1,061,000 in the three months ended June 30, 2006 and $3,182,000 in the six months ended June 30, 2006. The portion of the discount of $27,000 related to the exercised warrants in the six months ended June 30, 2006 was recorded in interest expense. The unamortized amount of $1,033,000 was offset against convertible notes.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instrument and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the three and six months ended June 30, 2006 were $938,000 and $2,813,000, respectively. The unamortized amount of $812,000 was recorded in deferred charges. As of June 30, 2006, these warrants were valued at $3.17 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $3,013,000 was included in the unaudited consolidated statements of operations. In March 2006, 64,167 placement agent warrants were exercised in a cashless method and resulted in the issue of 55,687 common shares. In June 2006, 191,667 placement agent warrants were exercised in a cashless method and resulted in the issue of 172,100 common shares. The portion of the discount of $126,000 in the six months ended June 30, 2006 related to the exercised warrants was recorded in interest expense.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008 and the amount amortized in the three months ended June 30, 2006 and six months ended June 30, 2006 was $177,000 and $768,000 respectively. The unamortized amount of $76,000 as of June 30, 2006 was recorded in deferred charges.

As of June 30, 2006, long-term liabilities include the following:

June 30, 2006
$000
Convertible notes:
Gross amount issued	$12,500
Less: amount converted	(2,625)
Less: unamortized discount on conversion feature	(4,055)
Less: unamortized discount on note warrants	(1,033)
$4,787

Derivative conversion feature:
Amount allocated to conversion feature	$6,137
Less: amount transferred to equity upon conversion	(1,289)
$4,848

Derivative warrants:
Amount allocated to investor warrants	$6,363
Placement agent warrants	5,625
Less: amount transferred to equity upon exercise	(989)
Add: change in fair value	2,313
$13,312

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

Interest expense on the convertible notes in the three and six months ended June 30, 2006 amounted to $218,000 and $447,000, respectively.

As at June 30, 2006, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC. The relevant date of March 17, 2006 for having the SEC declared the registration date has passed. Therefore, Puda is required to pay the penalty to investors for the delay in getting them registration rights. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30 day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date. In the three and six months ended June 30, 2006 , the penalty was $379,000 and $437,000, respectively, which was recorded as a current liability and will be transferred to equity when the common shares are issued.

10. Debt Financing Costs

Debt financing costs for the three months ended June 30, 2006 include amortization of debt issue costs of $177,000 (2005: $nil), amortization of discount on convertible notes and warrants of $2,332,000 (2005: $nil), and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000 (2005:$nil) Debt financing costs for the six months ended June 30, 2006 include amortization of debt issue costs of $768,000 (2005: $nil), amortization of discount on convertible notes and warrants of $6,636,000 (2005: $nil), and penalty for the delay in getting the registration statement effective by March 17, 2006 of $437,000 (2005:$nil) (See Note 9).

11. Derivative Unrealized Fair Value Gain/(Loss)

Derivative unrealized fair value gain of $487,000 in the three months ended June 30, 2006 (2005: $nil) and derivative unrealized fair value loss of $3,013,000 in the six months ended June 30, 2006 (2005: $nil) represent the change in fair value of the warrants derivative (see Note 9).

12. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three months ended June 30, 2006 and for the six months ended June 30, 2006 , as they did not generate any taxable profits during the period.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxation (continued)

Details of income taxes in the statements of operations are as follows:-

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
	$’000	$’000	$’000	$’000

Current period provision	$1,451	$550	$2,689	$811

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
	$’000	$’000	$’000	$’000

Income before income taxes	$1,088	$1,646	$(4,119)	$2,401

Income tax on pretax income at statutory rate	370	560	(1,400)	816
Tax effect of expenses that are not deductible in determining taxable profits	939	6	3,815	19
Effect of different tax rates of subsidiary operating in other jurisdictions	(49)	(16)	(87)	(24)
Valuation allowance	191	-	361	-

Income tax at effective rate	$1,451	$550	$2,689	$811

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

At June 30, 2006, deferred tax assets consist of:

June 30, 2006
$’000

Net operating loss carryforwards	$ 816
Less: Valuation allowance	(816)

Net	$-

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Basic and Diluted Weighted Average Number of Shares

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
	$’000	$’000	$’000	$’000

Basic weighted average number of shares	76,733,239	73,750,000	76,531,046	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	-	42,671	-	42,671

Diluted weighted average number of Shares	76,733,239	73,792,671	76,531,046	73,792,671

The options, convertible notes and warrants have no dilutive effect on the basic loss per share in the three and six months ended June 30, 2006 because of the loss, but these items could potentially dilute earnings per share in the future.

14. Supplementary cash flow information

	Six months ended June 30,
	2006	2005
	$’000	$’000

Cash paid during the period for:
Interest	$832	$4
Income taxes	$2,644	$-

Major non-cash transactions:
Notes converted into 3,550,000 common shares	$1,775	$-
Issue of 10,000 common shares for services	$21	$-
Cashless exercise of 255,834 placement agent warrants
into 227,787 common shares	$-	$-

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Options

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)
June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-
Restricted cash	233
Deferred charges	888

Total current assets	1,121

INVESTMENTS IN SUBSIDIARIES	18,748

TOTAL ASSETS	$19,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Penalty payable	437

Total current liabilities	437

LONG-TERM LIABILITIES
Convertible notes	4,787
Derivative conversion feature	4,848
Derivative warrants	13,312
Total long-term liabilities	22,947

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 79,888,274 shares	80
Paid-in capital	15,724
Accumulated deficit	(18,882)

Total stockholders’ equity	(3,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,869

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

	For the three months ended June 30, 2006	For the six months ended June 30, 2006

Revenue	$-	$-

General and administrative expenses	(343)	(616)

Loss from operations	(343)	(616)

Interest expenses	(1,023)	(1,394)

Debt financing costs	(2,888)	(7,841)

Derivative unrealized fair value gain/(loss)	487	(3,013)

Net loss	$(3,767)	$(12,864)

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousand of United States dollars)

For the six months ended June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,864)
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issue costs	768
Amortization of discount on convertible notes and warrants	6,636
Derivative unrealized fair value loss	3,013
Discount on converted shares and exercised warrants	947
Issue of common stock for services	21
Changes in operating assets and liabilities:
Advance from subsidiaries	270
Increase in penalty payable	437
Decrease in restricted cash	382

Net cash used in operating activities	(390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	390

Net cash provided by financing activities	390

Net increase in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$-

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

Cost of Revenues. Puda’s cost of revenue increased $18,038,000, or 262%, to $24,916,000 in the three months ended June 30, 2006 from $6,878,000 in the three months ended June 30, 2005. This was primarily due to the increase in sales volume and the increase in average price of raw coal to approximately $46 per ton in the three months ended June 30, 2006 from approximately $41 per ton in the three months ended June 30, 2005.

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

General and Administrative Expenses. General and administrative expenses $557,000 in the three months ended June 30, 2006 compared to $71,000 in the three months ended June 30, 2005. This represents an increase of $486,000, or 685%, primarily due to increases in salary and benefits, legal and professional fees and investor relation expenses.

Income from Operations. Operating profit was $4,699,000 in the three months ended June 30, 2006 compared to $1,645,000 in the three months ended June 30, 2005. The increase of $3,054,000, or 186%, was primarily the result of increased gross profit of $4,158,000, which was offset by the increased operating expenses of $1,104,000.

Interest Expense. Interest expense of $1,213,000 in the three months ended June 30, 2006 includes interest payments of $218,000 for the 8% convertible notes, $190,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhong Yang plants and $805,000 for the expended portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. No such expense was incurred in the three months ended June 30, 2005.

Debt Financing Costs. Debt financing costs of $2,888,000 in the three months ended June 30, 2006 include amortization of debt issue costs of $177,000, amortization of discount on convertible notes and warrants of $2,332,000, and penalty of $379,000 for not getting the registration statement effective by March 17, 2006. No such expenses were incurred in the three months ended June 30, 2005.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain in the three months ended June 30, 2006 of $487,000 represented the change in fair value of the warrants issued to placement agent.

Income Before Income Taxes. Income before income taxes was $1,088,000 in the three months ended June 30, 2006 compared $1,646,000 in the three months ended June 30, 2005. The decrease of $558,000 or 34%, was primarily the result of increased operating profit of $3,054,000 and increased derivative unrealized fair value gain of $487,000, which was offset by the increased interest expense of $1,213,000 and increased debt financing costs of $2,888,000.

Income Taxes. Income taxes increased $901,000, or 164%, to $1,451,000 in the three months ended June 30, 2006 from $550,000 in the three months ended June 30, 2005, due to the increase in the operating profit of Shanxi Coal to $4,855,000 in the three months ended June 30, 2006 from $1,646,000 in the three months ended June 30, 2005. Income tax was imposed on Shanxi Coal by the China Tax Bureau.

Net Income. Net loss was $363,000 in the three months ended June 30, 2006, compared to net income of $1,096,000 in the three months ended June 30, 2005, a decrease of $1,459,000, or 133%, mainly due to increased operating expenses of $1,104,000, increased interest expense of $1,213,000, increased debt financing costs of $2,888,000 and increased income taxes of $901,000, which were offset by the increased gross profit of $4,158,000 and increased derivative unrealized fair value gain of $487,000 in the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Revenue. Net revenue increased $38,695,000, or 297%, to $51,714,000 in the six months ended June 30, 2006 from $13,019,000 in the six months ended June 30, 2005. The tonnage sales of cleaned coal increased approximately 485,000 tons to approximately 664,000 tons in the three months ended June 30, 2006 from approximately 179,000 tons in the six months ended June 30, 2005, a 271% increase. This was the primary reason for our increase in net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the six months ended June 30, 2006. The increase in orders was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in the six months ended June 30, 2006. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell. The increase in net revenue was also contributed by the increase in average selling price to approximately $78 per ton in the six months ended June 30, 2006 from approximately $75 per ton in the six months ended June 30, 2005.

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

Cost of Revenues. Puda’s cost of revenue increased $30,886,000, or 300%, to $41,174,000 in the six months ended June 30, 2006 from $10,288,000 in the six months ended June 30, 2005. This was primarily due to the increase in sales volume and the increase in average price of raw coal to approximately $45 per ton in the six months ended June 30, 2006 from approximately $41 per ton in the six months ended June 30, 2005.

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

Selling Expenses. Selling expenses were $1,047,000 in the six months ended June 30, 2006, compared to $201,000 in the six months ended June 30, 2005. This represents an increase of $846,000, or 421%, primarily due to the increase in sales volume.

General and Administrative Expenses. General and administrative expenses were $991,000 for the six months ended June 30, 2006 compared to $135,000 for the six months ended June 30, 2005. This represents an increase of $856,000, or 634%, primarily due to increases in salary and benefits, legal and professional fees and investor relation expenses.

Income from Operations. Operating profit was $8,502,000 in the six months ended June 30, 2006 and $2,394,000 in the six months ended June 30, 2005. The increase of $6,108,000, or 255%, was primarily the result of increased gross profit of $7,809,000, which was offset by the increased operating expenses of $1,701,000.
Interest Expense. Interest expense of $1,779,000 in the six months ended June 30, 2006 includes interest payments of $447,000 for the 8% convertible notes, $385,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhong Yang plants and $947,000 for the expended portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. No such expense was incurred in the six months ended June 30, 2005.

Debt Financing Costs. Debt financing costs of $7,841,000 in the six months ended June 30, 2006 include amortization of debt issue costs of $768,000, amortization of discount on convertible notes and deferred financing costs of warrants of $6,636,000, and penalty of $437,000 for not getting the registration statement effective by March 17, 2006. No such expenses were incurred in the six months ended June 30, 2005.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss in the six months ended June 30, 2006 of $3,013,000 represented the change in fair value of the warrants issued to placement agent.
Income Before Income Taxes. Loss before income taxes was $4,119,000 in the six months ended June 30, 2006, compared to income before income taxes of $2,401,000 in the six months ended June 30, 2005. The decrease of $6,520,000 or 272%, was primarily the result of increased interest expense of $1,779,000, increased debt financing costs of $7,841,000 and increased derivative unrealized fair value loss of $3,013,000, which was offset by the increased operating profit of $6,108,000.

Income Taxes. Income taxes increased $1,878,000, or 232%, to $2,689,000 in the six months ended June 30, 2006 from $811,000 in the six months ended June 30, 2005 due to the increase in the operating profit of Shanxi Coal to $8,744,000 in the six months ended June 30, 2006 from $2,401,000 in the six months ended June 30, 2005. Income tax was imposed on Shanxi Coal by the China Tax Bureau.

Net Loss. Net loss was $6,808,000 in the six months ended June 30, 2006, compared to net income $1,590,000 in the six months ended June 30, 2005, a decrease of $8,398,000, or 528%, mainly due to increased operating expenses of $1,701,000, increased interest expenses of $1,779,000, increased debt financing costs of $7,841,000, increased derivative unrealized fair value loss of $3,013,000 and increased income taxes of $1,878,000, which were offset by the increased gross profit of $7,809,000 in the six months ended June 30, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS
(a)	Exhibits

31.1	Certification of Mr. Zhao Ming pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ms. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report on 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

/s/ Zhao Ming
Zhao Ming
Chief Executive Officer and President

Date: August 21, 2006