Form 10QSB
period 2006-09-30
Puda Coal, Inc.
filed 2006-11-14
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________to _________

                        Commission file number 333-85306

                                 PUDA COAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                                65-1129912
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

   426 Xuefu Street, Taiyuan, Shanxi Province, The People's Republic of China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011 86 351 228 1302
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                               Purezza Group, Inc.
            936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, September 30, 2006: 80,654,578 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                  1

Item 1. Financial Statements                                                   1

Unaudited Consolidated Balance Sheet as of September 30, 2006                  1

Unaudited Consolidated Statements of Operations for the three and
nine months ended September 30, 2006 and 2005                                  3

Unaudited Consolidated Statements of Cash Flows for the nine months
ended September 30, 2006 and 2005                                              4

Notes to Unaudited Consolidated Financial Statements                           5

Item 2. Management's Discussion and Analysis or Plan of Operation             27

Item 3. Controls and Procedures                                               34

PART II. OTHER INFORMATION                                                    34

Item 1. Legal Proceedings                                                     34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           35

Item 3. Defaults upon Senior Securities                                       36

Item 4. Submission of Matters to a Vote of Security Holders                   36

Item 5. Other Information                                                     36

Item 6. Exhibits                                                              36

Signatures                                                                    37

Certifications                                                                38

PART I - Financial Information

ITEM 1.  Financial Statements

                                 PUDA COAL, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                     (In thousand of United States dollars)

                                                  Note(s)     September 30, 2006
                                                              ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $19,543
Restricted cash                                     3                    233
Accounts receivable, net                                               7,972
Other receivables
  - Related parties                                 4                     15
  - Third parties                                                         39
Advances to suppliers                                                  1,199
Deferred charges                                    9                    402
Inventories                                         5                 13,600
                                                                     -------

Total current assets                                                  43,003

PROPERTY, PLANT AND EQUIPMENT, NET                  6                 10,112

INTANGIBLE ASSETS, NET                              7                  3,749
                                                                     -------

TOTAL ASSETS                                                         $56,864
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
  - Related party                                   4, 8             $ 1,300
Accounts payable
  - Related party                                   4                    228
  - Third parties                                                      2,282
Other payables
  - Related party                                   4                    889
  - Third parties                                                      1,595
Accrued expenses                                                         599
Income taxes payable                                                   2,453
VAT payable                                                              535
Distribution payable                                                   1,013
Penalty payable                                     9                    821
                                                                     -------

Total current liabilities                                             11,715
                                                                     -------

LONG-TERM LIABILITIES
Long-term debt
  - Related party                                   4, 8              10,725
Convertible notes                                   9                  5,438
Derivative conversion feature                       9                  4,676
Derivative warrants                                 9                 12,970
                                                                     -------

Total long-term liabilities                                           33,809
                                                                     -------

                                 PUDA COAL, INC.
                UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
                               September 30, 2006
                     (In thousand of United States dollars)

                                                    Note(s)   September 30, 2006
                                                              ------------------

STOCKHOLDERS' EQUITY
Preferred stock, authorized 5,000,000 shares,
   par value $0.01, issued and outstanding Nil                             --
Common stock, authorized 150,000,000 shares,
    par value $0.001, issued and outstanding
    82,952,667                                                             83
Paid-in capital                                                        11,252
Statutory surplus reserve fund                                          1,366
Accumulated deficit                                                    (2,063)
Accumulated other comprehensive income                                    702
                                                                      -------

Total stockholders' equity                                             11,340
                                                                      -------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                           $56,864
                                                                      =======

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 PUDA COAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2006 and 2005
          (In thousand of United States dollars, except per share data)


                                       Note(s)  Three months ended    Three months ended   Nine months ended     Nine months ended
                                                September 30, 2006    September 30, 2005   September 30, 2006    September 30, 2005
                                                -----------------------------------------------------------------------------------

NET REVENUE                                     $           42,650    $           18,037   $           94,364    $           31,056

COST OF REVENUE                                            (33,725)              (13,835)             (74,899)              (24,123)
                                                -----------------------------------------------------------------------------------

GROSS PROFIT                                                 8,925                 4,202               19,465                 6,933

OPERATING EXPENSES
Selling expenses                                             1,145                   354                2,192                   555
General and administrative expenses                            636                   170                1,627                   305
Other operating expenses                                        --                   901                   --                   902
                                                -----------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                     1,781                 1,425                3,819                 1,762
                                                -----------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                       7,144                 2,777               15,646                 5,171

GAIN ON SHORT-TERM INVESTMENTS                                  --                    --                    -                     6

INTEREST INCOME                                                 26                     2                   38                     3

INTEREST EXPENSE                                              (577)                   --               (2,356)                   --

DEBT FINANCING COSTS                    10                  (1,672)                   --               (9,513)                   --

DERIVATIVE UNREALIZED FAIR VALUE LOSS
                                        11                    (314)                   --               (3,327)                   --
                                                -----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   4,607                 2,779                  488                 5,180

INCOME TAXES                            12                  (2,441)               (1,232)              (5,130)               (2,043)
                                                -----------------------------------------------------------------------------------

NET INCOME/(LOSS)                                            2,166                 1,547               (4,642)                3,137
OTHER COMPREHENSIVE INCOME

Foreign currency translation
adjustment                                                     321                   136                  548                   136
                                                -----------------------------------------------------------------------------------
COMPREHENSIVE
INCOME/(LOSS)
                                                $            2,487    $            1,683   $           (4,094)   $            3,273
                                                ===================================================================================
EARNINGS /(LOSS) PER SHARE-BASIC
                                                $             0.03    $             0.02   $            (0.06)   $             0.04
-DILUTED
                                                ===================================================================================

                                                $             0.02    $             0.02   $            (0.06)   $             0.04
                                                ===================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
-BASIC                                  13             880,654,578            73,750,000           77,920,661            73,715,934
                                                ===================================================================================

-DILUTED                                13             118,452,056            73,915,000           77,920,661            73,880,934
                                                ===================================================================================

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 PUDA COAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2006 and 2005
                     (In thousand of United States dollars)

                                                                        Nine months      Nine months
                                                                           ended           ended
                                                                        September 30,   September 30,
                                                                 Notes      2006            2005
                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income                                                         $ (4,642)       $  3,137
Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities
Amortization of land-use rights                                                 58               3
Depreciation                                                                   711              84
Provision for doubtful debts                                                    12               3
Amortization of debt issue costs                                               821              --
Amortization of discount on convertible notes and warrants                   7,871              --
Derivative unrealized fair value loss                                        3,327              --
Discount on converted shares and exercised warrants                          1,146              --
Issue of common shares for services                                             21              --
Changes in operating assets and liabilities:
  Decrease in short-term investments                                            --             117
  Increase in accounts receivable                                           (3,760)           (902)
  Decrease in notes receivable                                                  --             638
  (Increase)/decrease in other receivables                                      (1)          2,251
  Decrease/(increase) in advances to suppliers                               1,760            (317)
  Increase in inventories                                                   (6,041)           (699)
  Increase in accounts payable                                               1,184             625
  Increase in accrued expenses                                                 236              81
  Increase in other payables                                                   902             896
  Increase in income tax payable                                             1,056              53
  Increase in VAT payable                                                      218             422
  Increase in penalty payable                                                  821              --
  Decrease in restricted cash                                                  382              --
                                                                          ------------------------

Net cash provided by operating activities                                    6,082           6,392
                                                                          ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants                                                         1,800              --
Repayment of long-term debt                                                   (975)             --
Shareholder contribution                                                        --              50
Distribution paid to owners of a subsidiary                                     --            (947)
                                                                          ------------------------

Net cash provided by/(used in) financing activities                            825            (897)
                                                                          ------------------------

Effect of exchange rate changes on cash                                        569             136
                                                                          ------------------------

Net increase in cash and cash equivalents                                    7,476           5,631
Cash and cash equivalents at beginning of period                            12,067             313
                                                                          ------------------------

Cash and cash equivalents at end of period                                $ 19,543        $  5,944
                                                                          ========================

Supplementary cash flow information                               14

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 PUDA COAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)("the Company" or "Puda") is a corporation organized under Florida law, headquartered in Vero Beach, Florida. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to September 30, 2006.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. ("Putai"), a wholly foreign owned enterprise ("WFOE") registered under the wholly foreign-owned enterprises laws of the People's Republic of China ("PRC"). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)("Shanxi Coal"), a company with limited liability established under the laws of the PRC.

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

      o Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of September 30, 2006, Puda Coal, Inc. owns all of the outstanding capital stock of Puda Investment Holding Limited, which in turn, owns all of the outstanding capital stock of Taiyuan Putai Business Consulting Co. Ltd. The organizational structure of the Group is as follows:

----------------------
    Puda Coal, Inc.
        "Puda"
----------------------
          | 100%
----------------------                                  ------------------------
    Puda Investment                                          Zhao Ming (80%)
    Holding Limited                                                and
         "BVI"                                               Zhao Yao (20%)
----------------------                                  ------------------------
          | 100%                                                   |
----------------------                                  ------------------------
                            Operating Agreements
Taiyuan Putai Business                                  Shanxi Puda Coal Group
 Consulting Co., Ltd.     Operation and Control ->              Co., Ltd.
        "Putai"                                               "Shanxi Coal"
                       <- Economic Benefits and Risks
----------------------                                  ------------------------

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

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(a) Basis of Presentation and Consolidation (continued)

The unaudited consolidated balance sheet as of September 30, 2006 includes Puda, BVI, Putai and Shanxi Coal (`the Group"). The unaudited consolidated statements of operations for the three and nine months ended September 30, 2006 include Puda, BVI, Putai and Shanxi Coal. The unaudited consolidated statement of operations for the three and nine months ended September 30, 2005 include Shanxi Coal for the full period, and BVI and Putai from June 24, 2005.

The accompanying unaudited consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as reported in Form 10-KSB as amended.

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

(d) Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets Expenditures for maintenance and repairs, which do not

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(d) Property, Plant and Equipment, Net (continued)

improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of September 30, 2006.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(f) Income Taxes (continued)

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

(g) Revenue Recognition

Revenue from goods sold is recognized when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the buyer; (ii) title has passed to the buyer, which generally is at the time of delivery; (iii) the seller's price to the buyer is agreed between the Company and the buyer; and (iv) collectability is reasonably assured.

(h) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and 2005.

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

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restricted Cash

Restricted cash is reserved for interest payment on convertible notes.

4. Related Party Transactions

As of September 30, 2006, the Group had the following amounts due from/to related parties:-

                                                                   September 30,
                                                                       2006
                                                                      -------
                                                                       $'000

Other receivable from an owner, Zhao Ming                             $    15
                                                                      =======

Accounts payable to Shanxi Liulin Jucai Coal Industry
   Co., Limited. ("Jucai Coal"), a related company with a
   common owner                                                       $   228
                                                                      =======

Other payable to Shanxi Puda Resources Group Limited
   ("Resources Group"), a related company with common owners          $   687

Other payable to an owner, Zhao Yao                                   $   202
                                                                      -------

                                                                      $   889
                                                                      =======

Loan payable to Resources Group:
    -current portion                                                  $ 1,300
    -non-current portion                                               10,725
                                                                      -------

                                                                      $12,025
                                                                      =======

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $687,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $214,000 due from Resources Group.

The amount payable to Zhao Yao represents land-use rights paid by him on behalf of Shanxi Coal (see Note 7).

The loan payable to Resources Group of $12,025,000 was incurred in relation to the purchase of the Liulin and Zhong Yang coal washing plants. It bears interest at a rate of 6% per annum payable quarterly. In the three months ended September 30, 2006, Shanxi Coal paid principal of $325,000 and interest of $185,000 to Resources Group. In the nine months ended September 30, 2006, Shanxi Coal paid principal of $975,000 and interest $570,000 to Resources Group. This loan is subordinated to the convertible notes (see Note 8).

In the three months ended September 30, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $5,110,000 and $2,342,000, respectively. In the nine months ended September 30, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $12, 321,000 and $3,631,000, respectively.

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

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

As of September 30, 2006, inventories consist of the following:

                                                              September 30, 2006
                                                              ------------------
                                                                    $'000

Raw materials                                                    $        12,161
Finished goods                                                             1,439
                                                                 ---------------

Total                                                            $        13,600
                                                                 ===============

There was no allowance for losses on inventories as of September 30, 2006.

6. Property, Plant and Equipment, Net

As of September 30, 2006, property, plant and equipment consist of following:

                                                              September 30, 2006
                                                              ------------------
                                                                    $'000
Cost:
Buildings and facilities                                      $            2,961
Machinery equipment                                                        8,131
Motor vehicles                                                               254
Office equipment and others                                                   76
                                                              ------------------

                                                                          11,422
                                                              ------------------

Accumulated depreciation:
Buildings and facilities                                                     208
Machinery equipment                                                          931
Motor vehicles                                                               137
Office equipment and others                                                   34
                                                              ------------------

                                                                           1,310
                                                              ------------------
Carrying value:
Buildings and facilities                                                   2,753
Machinery equipment                                                        7,200
Motor vehicles                                                               117
Office equipment and others                                                   42
                                                              ------------------

                                                              $           10,112
                                                              ==================

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment, Net (continued)

Depreciation expense for the three months ended September 30, 2006 and 2005 was approximately $238,000 and $28,000, respectively. Depreciation expenses for the nine months ended September 30, 2006 and 2005 was approximately $711,000 and $84,000, respectively. In the nine months ended September 30, 2006, the amounts included in cost of sales and general and administrative expenses were approximately $692,000 (2005: $66,000) and $19,000 (2005: $18,000),
respectively.

7. Intangible Assets

                                                                Land-use rights
                                                              September 30, 2006
                                                              ------------------
                                                                     $'000

Cost                                                          $            3,831

Accumulated amortization                                                      82
                                                              ------------------

Carrying value                                                $            3,749
                                                              ==================

Land-use rights of $197,000 paid by Zhao Yao on behalf of Shanxi Coal are located in Liulin County, Shanxi Province and are amortized over fifty years up to March 2051 (see Note 4).

Land-use rights in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to August 4, 2055. Land use rights of Zhong Yang County purchased from Resource Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055. Shanxi Coal pledged the land-use rights and plant and equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal.

Amortization expense for the three months ended September 30, 2006 and 2005 was approximately $19,000 and $1,000, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $58,000 and $3,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2006, 2007, 2008, 2009 and 2010 amounts to approximately $76,000, $76,000, $76,000, $76,000 and $76,000, respectively.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt

                                                              September 30, 2006
                                                              ------------------
                                                                   $'000

Conveyance loan                                               $          12,025
Less: current portion                                                    (1,300)
                                                              -----------------
Long-term portion                                             $          10,725
                                                              =================

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the three months ended September 30, 2006, Shanxi Coal paid principal of $325,000 and interest of $185,000 to Resources Group. In the nine months ended September 30, 2006, Shanxi Coal paid principal of $975,000 and interest $570,000 to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Note
4).

The future principal payments under the conveyance loan as of September 30, 2006 are as follows:

                                                              September 30, 2006
                                                              ------------------
Year                                                                 $'000
----

2007                                                          $            1,300
2008                                                                       1,300
2009                                                                       1,300
2010                                                                       1,300
2011                                                                       1,300
Thereafter                                                                 5,525
                                                              ------------------
                                                              $           12,025
                                                              ==================

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 aggregate principal amount of 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 of aggregate principal amount was converted into 1,700,000 shares of common stock immediately. In the first quarter of 2006, $200,000 of aggregate principal amount was converted into 400,000 shares of common stock. In the second quarter of 2006, $1,575,000 was converted into 3,150,000 shares of common stock. In the third quarter of 2006, $350,000 of aggregate principal amount was converted into 700,000 shares. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. In the second quarter of 2006, 650,000 warrants were exercised into 650,000 shares of common stock and in the third quarter of 2006, 2,350,000 warrants were exercised into 2,350,000 shares of common stock.

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

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The warrants are freestanding derivative financial instruments. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which require the Company to account for the conversion feature and warrants as derivatives. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities. The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the unaudited consolidated statement of operations as "Derivative unrealized fair value gain / (loss)".

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $2.25 per share, or $56,250,000, and the conversion feature, has a value of $2.17 per share, or $54,250,000. The parameters used in the model include the stock market price on issuance date of $2.46, exercise price of warrants of $0.60, (conversion price of note of $0.50), contractual term of five years (three years for conversion feature), risk-free interest rate for treasury bills of 3.89% and historical volatility of 110% based on the previous twelve months stock price.

As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The portion of the discount of $938,000 related to the converted shares in the nine months ended September 30, 2006 was recorded in interest expense. The amount amortized in the three and nine months ended September 30, 2006 was $304,000 and $945,000, respectively. The unamortized amount of $3,607,000 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010 and the amount amortized was $501,000 and $3,683,000 in the three and nine months ended September 30, 2006, respectively. The portion of the discount of $79,000 related to the exercised warrants in the nine months ended September 30, 2006 was recorded in interest expense. The unamortized amount of $480,000 was offset against convertible notes.

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda's right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent's warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instrument and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the three and nine months ended September 30, 2006 were $430,000 and $3,243,000, respectively. The unamortized amount of $379,000 was recorded in deferred charges. As of September 30, 2006, these warrants were valued at $3.31 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $3,327,000 was included in the unaudited consolidated statements of operations. In the first quarter of 2006, 64,167 placement agent warrants were exercised in a cashless method and resulted in the issuance of 55,687 common shares. In the second quarter of 2006, 191,667 placement agent warrants were exercised in a cashless method and resulted in the issuance of 172,100 common shares. In the third quarter of 2006, 17,500 placement agent warrants were exercised in a cashless method and resulted in the issuance of 14,393 common shares. The portion of the discount of $129,000 in the nine months ended September 30, 2006 related to the exercised warrants was recorded in interest expense.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008 and the amount amortized in the three months and nine months ended September 30, 2006 was $53,000 and $821,000 respectively. The unamortized amount of $23,000 as of September 30, 2006 was recorded in deferred charges.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

As of September 30, 2006, long-term liabilities include the following:

                                                              September 30, 2006
                                                              -----------------
                                                                     $000

Convertible notes:
Gross amount issued                                           $          12,500
Less: amount converted                                                   (2,975)
Less: unamortized discount on conversion feature                         (3,607)
Less: unamortized discount on note warrants                                (480)
                                                              -----------------
                                                              $           5,438
                                                              =================

Derivative conversion feature:
Amount allocated to conversion feature                        $           6,137
Less: amount transferred to equity upon conversion                       (1,461)
                                                              -----------------
                                                              $           4,676
                                                              =================

Derivative warrants:
Amount allocated to investor warrants                         $           6,363
Placement agent warrants                                                  5,625
Less: amount transferred to equity upon exercise                         (1,645)
Add: change in fair value                                                 2,627
                                                              -----------------
                                                              $          12,970
                                                              =================

Interest expense on the convertible notes in the three and nine months ended September 30, 2006 amounted to $194,000 and $641,000, respectively.

As at September 30, 2006, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC. The relevant date of March 17, 2006 for having the SEC declared the registration date has passed. Therefore, Puda is required to pay the penalty to investors for the delay in getting them registration rights. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30 day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date. At September 30, 2006, the penalty was $821,000 which was recorded as a current liability and will be transferred to equity when the common shares are issued.

10. Debt Financing Costs

Debt financing costs for the three months ended September 30, 2006 include amortization of debt issue costs of $53,000 (2005: $nil), amortization of discount on convertible notes and warrants of $1,235,000 (2005: $nil), and penalty for the delay in getting the registration statement effective by March 17, 2006 of $384,000 (2005:$nil).

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt Financing Costs (continued)

Debt financing costs for the nine months ended September 30, 2006 include amortization of debt issue costs of $821,000 (2005: $nil), amortization of discount on convertible notes and warrants of $7,871,000 (2005: $nil), and penalty for the delay in getting the registration statement effective by March 17, 2006 of $821,000 (2005:$nil) (See Note 9).

11. Derivative Unrealized Fair Value Loss

Derivative unrealized fair value loss of $314,000 in the three months ended September 30, 2006 (2005: $nil) and derivative unrealized fair value loss of $3,327,000 in the nine months ended September 30, 2006 (2005: $nil) represent the change in fair value of the derivative warrants (see Note 9).

12. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three and nine months ended September 30, 2006 , as they did not generate any taxable profits during the period.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

                                        Three months    Three months   Nine months    Nine months
                                           ended           ended          ended          ended
                                        September 30,  September 30,  September 30,  September 30,
                                            2006           2005           2006           2005
                                        ----------------------------------------------------------
                                            $'000         $'000           $'000          $'000
Current period provision                 $    2,441     $   1,232      $    5,130     $    2,043
                                         =======================================================

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group's effective tax rate is as follows:-

                                        Three months    Three months   Nine months    Nine months
                                           ended           ended          ended          ended
                                        September 30,  September 30,  September 30,  September 30,
                                            2006           2005           2006           2005
                                        ----------------------------------------------------------
                                            $'000         $'000           $'000          $'000
Income before income taxes               $    4,607     $    2,779     $      488     $    5,180
                                         =======================================================

Income tax on pretax income at
   statutory rate                             1,567            945            166          1,761
Tax effect of expenses that are not
   deductible in determining taxable
   profits                                      829            315          4,645            334
Effect of different tax rates of
   subsidiary operating in
   other jurisdictions                          (73)           (28)          (161)           (52)
Valuation allowance                             118             --            480             --
                                         -------------------------------------------------------

Income tax at effective rate             $    2,441     $    1,232     $    5,130     $    2,043
                                         =======================================================

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxation (continued)

As at September 30, 2006, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $2,746,000, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2006. The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024 and 2025, 2026 in the amounts of $132,000, $394,000, $153,000,
$371,000, $287,000 and $1,409,000, respectively.

At September 30, 2006, deferred tax assets consist of:

                                                              September 30, 2006
                                                              -----------------
                                                                    $'000

Net operating loss carryforwards                              $             934
Less: Valuation allowance                                                  (934)
                                                              -----------------

Net                                                           $              --
                                                              =================

13. Basic and Diluted Weighted Average Number of Shares

                                                  Three months    Three months   Nine months    Nine months
                                                     ended           ended          ended          ended
                                                  September 30,  September 30,  September 30,  September 30,
                                                      2006           2005           2006           2005
                                                  ----------------------------------------------------------
                                                      $'000         $'000           $'000          $'000
Basic weighted average number of shares            80,654,578     73,750,000     77,920,661      73,715,934
Options outstanding, after adjusting for 10
     to 1 reverse split                               124,724        165,000             --         165,000
Assumed conversion of notes                        16,517,791             --             --              --
Assumed exercise of warrants                       21,154,963             --             --              --
                                                  ---------------------------------------------------------

Diluted weighted average number of
     Shares                                       118,452,056     73,915,000     77,920,661      73,880,934
                                                  =========================================================

The options, convertible notes and warrants have no dilutive effect on the basic loss per share in the nine months ended September 30, 2006 because of the loss, but these items could potentially dilute earnings per share in the future.

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplementary cash flow information

                                                             Nine months ended September 30,
                                                            ---------------------------------
                                                                 2006              2005
                                                            ---------------------------------
                                                                 $'000             $'000
Cash paid during the period for:
     Interest                                               $         1,211   $             4
                                                            =================================
     Income taxes                                           $         4,074   $            --
                                                            =================================

Major non-cash transactions:
    Notes converted into 4,250,000 common shares            $         2,125   $            --
                                                            =================================
    Common shares for services                              $            21   $            --
                                                            =================================
    Cashless exercise of 273,334 placement agent warrants
     into 242,180 common shares                             $            --   $            --
                                                            =================================
    Dividend declared                                       $            --   $         1,452
                                                            =================================

15. Options

As at September 30, 2006, Puda has outstanding options as follows:

Number of                 After adjusting for the 10                                                           Estimated
options granted            to 1 reverse stock split         Exercise price            Expiry date             Fair value
---------------           --------------------------        --------------          ----------------          ----------
                                                                                                                 $'000
      150,000                     15,000 (i)                    $ 0.10              October 20, 2008               54
      500,000                     50,000 (ii)                   $    1              October 27, 2006              137
     1,000,000                   100,000 (iii)                  $    1              November 5, 2006              273

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

15. Options (continued)

The following summarizes the share option transactions during the periods:

                                                                Number of           Weighted average
                                                                  options             exercise price
                                                                                                   $
      Options outstanding at December 31, 2004
         (after adjusting for the 10 to 1 reverse stock split)   165,000                        0.92
      Granted                                                         --                          --
      Exercised                                                       --                          --
      Forfeited                                                       --                          --
      Expired                                                         --                          --
                                                                 -----------------------------------

      Options outstanding at December 31, 2005                   165,000                        0.92
      Granted                                                         --                          --
      Exercised                                                       --                          --
      Forfeited                                                       --                          --
      Expired                                                         --                          --
                                                                 -----------------------------------

      Options outstanding at September 30, 2006                  165,000                        0.92
                                                                 ===================================

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

                        Balance Sheet-Parent Company Only
                     (In thousand of United States dollars)

                                                              September 30, 2006
                                                              ------------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                     $               8
Restricted cash                                                             233
Deferred charges                                                            402
                                                              -----------------

Total current assets                                                        643

INVESTMENTS IN SUBSIDIARIES                                              23,765
                                                              -----------------

TOTAL ASSETS                                                  $          24,408
                                                              =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payable                                                               303
Penalty payable                                                             821
                                                              -----------------

Total current liabilities                                                 1,124
                                                              -----------------

LONG-TERM LIABILITIES
Convertible notes                                                         5,438
Derivative conversion feature                                             4,676
Derivative warrants                                                      12,970
                                                              -----------------
Total long-term liabilities                                              23,084
                                                              -----------------

STOCKHOLDERS' EQUITY
Preferred stock, authorized 5,000,000 shares, par
   value $0.01, issued and outstanding Nil                                   --
Common stock, authorized 150,000,000 shares, par
   value $0.001, issued and outstanding 82,952,667 shares                    83
Paid-in capital                                                          21,529
Accumulated deficit                                                     (21,412)
                                                              -----------------
Total stockholders' equity                                                  200
                                                              -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          24,408
                                                              =================

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

                                               For the three       For the nine
                                               months ended        months ended
                                               September  30,      September 30,
                                                   2006                2006
                                               ---------------------------------

Revenue                                         $        --         $        --

General and administrative expenses                    (152                (768)
                                                -------------------------------

Loss from operations                                   (768)
                                                                           (152)

Interest expenses                                      (392              (1,786)

Debt financing costs                                 (1,672              (9,513)

Derivative unrealized fair value loss                  (314              (3,327)
                                                -------------------------------

Net loss                                        $    (2,530)        $   (15,394)
                                                ===============================

                                 PUDA COAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousand of United States dollars)

                                                                   For the nine
                                                                   months ended
                                                                    September
                                                                     30, 2006
                                                                   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $    (15,394)
Adjustments to reconcile net income to  net cash used in
     operating activities
Amortization of debt issue costs                                            821
Amortization of discount on convertible notes and warrants                7,871
Derivative unrealized fair value loss                                     3,327
Discount on converted shares and exercised
      warrants                                                            1,146
Issue of common stock for services                                           21
Changes in operating assets and liabilities:
     Advance to subsidiaries                                             (1,090)
     Increase in other payables                                             303
     Increase in penalty payable                                            821
     Decrease in restricted cash                                            382
                                                                   ------------

Net cash used in operating activities                                    (1,792)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants                                                      1,800
                                                                   ------------

Net cash provided by financing activities                                 1,800
                                                                   ------------

Net increase in cash and cash equivalents                                     8
Cash and cash equivalents at beginning of period                             --
                                                                   ------------

Cash and cash equivalents at end of period                         $          8
                                                                   ============

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

The words "we," "us" and "our" refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and
(c) other risks that are discussed in annual report on Form 10-KSB as amended or included in our previous filings with the Securities and Exchange Commission.

Management's Overview of Historical and Prospective Business Trends

Increased demand for cleaned coking coal

We believe that the market for steel as well as cleaned coking coal will expand over the next few years as a result of the construction booming in China. Therefore, as of approximately the second half of 2007, we plan to further expand our capacity to fulfill increased demand and take more market shares.

We are considering the acquisition of a new coal washing plant. We intend to use the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised. If these proceeds, which would aggregate $15,000,000 only when they are all fully exercised, are not sufficient to pay the $14,100,000 the plant is projected to cost, the balance of the cost would be paid from cash generated from our operations, or we would have to secure a loan.

Raw Coal and Coking Coal Prices

Based on information we can get, we believe that from now to the first half of 2007, both the raw coal price and cleaned coking coal prices will go up slightly. Such change in the prices may have little effect on our gross profit margin in the fourth quarter of 2006, for we purchase raw coal at market price, and sell cleaned coking coal at contract price. Although we can make quarterly adjustment to the contract price, the change in raw coal price is too slight to justify such adjustment. In the first half of 2007, we can reset the cleaned coking coal price to reflect the change in raw coal price and maintain higher profit margin than it in the fourth quarter of 2006.

Uncertainties and Other Risk Factors that May Affect our Future Results and Financial Condition

An important uncertainty the Company has to face is the filing of Registration Statement for the in November 2005 private placement. We can't exactly anticipate when the Registration Statement can be declared effective by the Securities and Exchange Commission, and the delay in being effective of the Registration Statement will result in the following two negative effects on the Company's operation and finance: (i) Puda will be subject to pay a penalty to investors of an amount equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock for every 30 day period, or part thereof, after the relevant date. Puda is required to pay the costs associated with the registration statement. This late filing penalty will be in addition to any other penalties and is payable in shares of Puda's common stock.; and (ii) the Company cannot raise another round of financing in capital markets, and as a result, the warrant holders may not warrant to exercise their warrants and the Company may not be able to obtain necessary capital to facilitate its expansion plan.

The management believes that in order to satisfy the Company's capital requirements for expansion plan through the first half of 2007, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the future, we may have to stop our expansion plan. There can be no assurance that sufficient funds will be available to us to allow us to cover the cost related to such expansion plan.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Risk Factors" in the Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-KSB, as amended, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the management or that the management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Revenue. Net revenue was $42,650,000 in the three months ended September 30, 2006, compared to $18,037,000 in the three months ended September 30, 2005, an increase of $24,613,000, or 136%. The tonnage sales of cleaned coal increased approximately 312,000 MT from approximately 234,000 MT in the three months ended September 30, 2005 to approximately 546,000 MT in the three months ended September 30, 2006, a 133% increase. This was the primary reason for our increase in net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the three months ended September 30, 2006. The increase in orders was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in the three months ended September 30, 2006. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell. The average selling price was approximately $78 per ton in the three months ended September 30, 2006 and 2005.

In response to this increase in general demand, we have significantly expanded our capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005. One of our new facilities became operational in late 2005 and the other became operational by the end of March 2006. Management anticipates that China's strong economic growth will continue in 2006 and we believe that this will drive a strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average per ton sales price is not expected to increase.

Cost of Revenues. Cost of revenue was $33,725,000 in the three months ended September 30, 2006, compared to $13,835,000 in the three months ended September 30, 2005, an increase of $19,890,000 or 144%. This was primarily due to an increase in sales volume and an increase in the average price of raw coal from approximately $42 per ton in the three months ended September 30, 2005 to approximately $46 per ton in the three months ended September 30, 2006.

Gross Profit. Gross profit was $8,925,000 in the three months ended September 30, 2006, compared to $4,202,000 in the three months ended September 30, 2005, an increase of $4,723,000 or 112% due to an increase in sales volume. Gross profit margin in the three months ended September 30, 2006 was 21% versus 23% in the three months ended September 30, 2005 due to an increase in average price of raw coal in the three months ended September 30, 2006.

Selling Expenses. Selling expenses were $1,145,000 in the three months ended September 30, 2006, compared to $354,000 in the three months ended September 30, 2005. This represents an increase of $791,000, or 223%, primarily due to increased sales volume.

General and Administrative Expenses. General and administrative expenses were $636,000 in the three months ended September 30, 2006, compared to $170,000 in the three months ended September 30, 2005. This represents an increase of $466,000, or 274%, primarily due to increases in salary and benefits, legal and professional fees and investor relation expenses.

Other Operating Expenses. Other operating expenses of $901,000 in the three months ended September 30, 2005 were mainly professional and regulatory charges related to the public listing. No such expenses were incurred in the three months ended September 30, 2005.

Income from Operations. Operating profit was $7,144,000 in the three months ended September 30, 2006, compared to $2,777,000 in the three months ended September 30, 2005. The increase of $4,367,000, or 157%, was primarily the result of an increase in gross profit of $4,723,000, which was offset by an increase in operating expenses of $356,000.

Interest Expense. Interest expense of $577,000 in the three months ended September 30, 2006 includes interest payments of $194,000 for the 8% convertible notes, $185,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhong Yang plants and $198,000 for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. No such expense was incurred in the three months ended September 30, 2005.

Debt Financing Costs. Debt financing costs of $1,672,000 in the three months ended September 30, 2006 include amortization of debt issue costs of $53,000, amortization of discount on convertible notes and warrants of $1,235,000, and a penalty of $384,000 for not getting the registration statement effective by March 17, 2006. No such expenses were incurred in the three months ended September 30, 2005.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss in the three months ended September 30, 2006 of $314,000 represented a change in fair value of the warrants issued to the placement agent. No such charge was incurred in the three months ended September 30, 2005.

Income Before Income Taxes. Income before income taxes was $4,607,000 in the three months ended September 30, 2006, compared to $2,779,000 in the three months ended September 30, 2005. The increase of $1,828,000 or 66%, was primarily the result of an increase in operating profit of $4,367,000, which was offset by an increase in interest expense of $577,000, an increase in debt financing costs of $1,672,000 and an increase in derivative unrealized fair value loss of $314,000.

Income Taxes. Income taxes were $2,441,000 in the three months ended September 30, 2006, compared to $1,232,000 in the three months ended September 30, 2005, an increase of $1,209,000 or 98% ,due to an increase in the operating profit of Shanxi Coal from $2,779,000 in the three months ended September 30, 2005 to $7,287,000 in the three months ended September 30, 2006. Income tax was imposed on Shanxi Coal by the China Tax Bureau.

Net Income. Net income was $2,166,000 in the three months ended September 30, 2006, compared to $1,547,000 in the three months ended September 30, 2005, an increase of $619,000, or 40%, mainly due to increase in gross profit of $4,723,000, which was offset by an increase in operating expenses of $356,000, an increase in interest expense of $577,000, an increase in debt financing costs of $1,672,000, an increase in derivative unrealized fair value loss of $314,000 and an increase in income taxes of $1,209,000 in the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Revenue. Net revenue was $94,364,000 in the nine months ended September 30, 2006, compared to $31,056,000 in the nine months ended September 30, 2005, an increase of $63,308,000, or 204%. The tonnage sales of cleaned coal increased approximately 797,000 MT from approximately 413,000 MT in the nine months ended September 30, 2005 to approximately 1,210,000 MT in the nine months ended September 30, 2006, a 193% increase. This was the primary reason for our increased net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the nine months ended September 30, 2006. The increase in orders was primarily because of increased general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in the nine months ended September 30, 2006. The increase in net revenue was also contributed by an increase in the average selling price from approximately $77 per ton in the nine months ended September 30, 2005 to approximately $78 per ton in the nine months ended September 30, 2006.

Cost of Revenues. Cost of revenue was $74,899,000 in the nine months ended September 30, 2006, compared to $24,123,000 in the nine months ended September 30, 2005, an increase of $50,776,000, or 210%. This was primarily due to an increase in sales volume and an increase in average price of raw coal from approximately $42 per ton in the nine months ended September 30, 2005 to approximately $45 per ton in the nine months ended September 30, 2006.

Gross Profit. Gross profit was $19,465,000 in the nine months ended September 30, 2006, compared to $6,933,000 in the nine months ended September 30, 2005, an increase of $12,532,000 or 181% due to increased sales volume. Gross profit margin in the nine months ended September 30, 2006 was 21% versus 22% in the nine months ended September 30, 2005 due to an increase in average price of raw coal in the nine months ended September 30, 2006.

Selling Expenses. Selling expenses were $2,192,000 in the nine months ended September 30, 2006, compared to $555,000 in the nine months ended September 30, 2005. This represents an increase of $1,637,000, or 295%, primarily due to increased sales volume.

General and Administrative Expenses. General and administrative expenses were $1,627,000 in the nine months ended September 30, 2006, compared to $305,000 in the nine months ended September 30, 2005. This represents an increase of $1,322,000, or 433%, primarily due to increases in salary and benefits, legal and professional fees and investor related expenses.

Income from Operations. Operating profit was $15,646,000 in the nine months ended September 30, 2006, compared to $5,171,000 in the nine months ended September 30, 2005. The increase of $10,475,000, or 203%, was primarily the result of an increase in gross profit of $12,532,000, which was offset by an increase in operating expenses of $2,057,000.

Interest Expense. Interest expense of $2,356,000 in the nine months ended September 30, 2006 includes interest payments of $641,000 for the 8% convertible notes, $570,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhong Yang plants and $1,145,000 for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. No such expense was incurred in the nine months ended September 30, 2005.

Debt Financing Costs. Debt financing costs of $9,513,000 in the nine months ended September 30, 2006 include amortization of debt issue costs of $821,000, amortization of discount on convertible notes and deferred financing costs of warrants of $7,871,000, and a penalty of $821,000 for not getting the registration statement effective by March 17, 2006. No such expenses were incurred in the nine months ended September 30, 2005.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss in the nine months ended September 30, 2006 of $3,327,000 represented a change in fair value of the warrants issued to the placement agent. No such charge was incurred in the nine months ended September 30, 2005.

Income Before Income Taxes. Income before income taxes was $488,000 in the nine months ended September 30, 2006, compared to $5,180,000 in the nine months ended September 30, 2005. The decrease of $4,692,000 or 91%, was primarily the result of an increase in interest expense of $2,356,000, an increase in debt financing costs of $9,513,000 and an increase in derivative unrealized fair value loss of $3,327,000, which was offset by an increase in operating profit of $10,475,000.

Income Taxes. Income taxes was $5,130,000 in the nine months ended September 30, 2006, compared to $2,043,000 in the nine months ended September 30, 2005, an increase of $3,087,000, or 151%, due to the increase in the operating profit of Shanxi Coal from $5,180,000 in the nine months ended September 30, 2005 to $16,031,000 in the nine months ended September 30, 2006. Income tax was imposed on Shanxi Coal by the China Tax Bureau.

Net Loss. Net loss was $4,642,000 in the nine months ended September 30, 2006, compared to net income $3,137,000 in the nine months ended September 30, 2005, a decrease of $7,779,000, or 248%, mainly due to an increase in operating expenses of $2,057,000, an increase in interest expenses of $2,356,000, an increase in debt financing costs of $9,513,000, an increase in derivative unrealized fair value loss of $3,327,000 and an increase in income taxes of $3,087,000, which were offset by an increase in gross profit of $12,532,000 in the nine months ended September 30, 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,082,000 in the nine months ended September 30, 2006, compared to $6,392,000 in the nine months ended September 30, 2005, a decrease of $310,000. This was primarily due to an increase in working capital needs resulting from increased accounts receivable and inventory, which were offset by increased income from operations (after adjusting for non-cash items).

Net cash provided by financing activities of $825,000 in the nine months ended September 30, 2006 was related to the cash received from the exercise of warrants of $1,800,000 which was offset by the repayment of long-term debt of $975,000. Net cash used in financing activities of $897,000 in the nine months ended September 30, 2005 was mainly related to the dividend distribution.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province. The Liulin County plant is expected to have an annual clean coal washing capacity of 1.1 million MT while the Zhong Yang County plant is expected to have an annual clean coal washing capacity of 1.2 million MT. After completing trial production, the Liulin County plant started formal production at the end of November 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhong Yang County plant started formal production at the end of March 2006. The Zhong Yang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, be amortized over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans totaling $13,000,000 for the acquisition of the New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant. We must also pay interest on the notes issued in our November 18, 2005 private placement which have an aggregate principal amount of $12.5 million, an interest rate of 8% per annum and a maturity date of October 31, 2008. Interest is payable quarterly and the principal amount is payable at the maturity date. These notes may be converted into our common stock at the conversion price of $.50 per share. The price of our stock is likely to impact our liquidity needs for payment of these notes on both a long-term and short-term basis. We believe that as our stock becomes more valuable, the note holders will be more likely to convert their notes into common stock, and we would not be required to pay the interest any longer or the principal at all, decreasing our need for cash. Conversely, if our stock price decreases, note holders are less likely to convert and our need for cash to pay interest and principal on the notes will increase. Warrants were also issued in that private placement to acquire up to 25,000,000 shares of our common stock which are exercisable at price of $.60 per share, or an aggregate of $15,000,000. We believe that the likelihood that these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

Our business is heavily dependent on our coal inventory. Because of recent coal mining accidents, the Chinese government has been closing mines throughout China. In addition, in Shanxi Province, the authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 and 900,000 MT. These activities may lead to increased competition for coal and result in higher prices for the raw coal we purchase, increasing our need for capital resources.

In addition, while the Chinese steel industry has been expanding over-supply could have the effect of depressing steel prices, making the collection of our accounts receivable more difficult.

We are considering the acquisition of a new coal washing plant. We intend to use the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised from this purchase. If these proceeds, which would aggregate $15,000,000 only when they are all fully exercised, are not sufficient to pay the $14,100,000 the plant is projected to cost, the balance of the cost would be paid from our operations, or we would have to secure a loan, or issue additional equity.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, Puda Coal conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of Puda Coal's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "1934 Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Puda Coal's disclosure controls and procedures are effective to ensure that information required to be disclosed by Puda Coal in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There was no change in Puda Coal's internal controls over financial reporting during Puda Coal's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Puda Coal's internal controls over financial reporting. The Company is currently seeking a chief financial officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In July 2006, we issued 14,393 shares of our common stock to Kyle Rogers upon cashless exercise of a warrant for 17,500 held by Kyle Rogers. Kyle Rogers acquired the warrant as placement agent warrant in our private placement of notes and securities which closed in November, 2005.

In August 2006, we issued 500,000 shares of our common stock to Silver Rock I Ltd. upon conversion of a convertible note in aggregate principal amount of $1,000,000 held by Silver Rock I Ltd at $0.50 per share. Silver Rock acquired the convertible note in our private placement of notes and securities which closed in November, 2005.

In August 2006, we issued 200,000 shares of our common stock to Wachovia Securities LLC FBO Chelverton Dividend Income Fund Limited upon exercise of a portion of a warrant held by Wachovia Securities FBO Chelverton at $0.60 per share by the payment to us of $120,000. Wachovia Securities FBO Chelverton acquired the warrant in our private placement of notes and securities which closed in November, 2005. 200,000 of the outstanding balance of the warrant were so exercised. A replacement warrant for 600,000 was reissued to Wachovia Securities FBO Chelverton, representing the outstanding balance of the warrant after such partial exercise.

In September 2006, we issued 100,000 shares of our common stock to Christopher Wrolstad upon conversion of a convertible note in the aggregate principal amount of $200,000 held by Christopher Wrolstad at $0.50 per share. Christopher Wrolstad acquired the convertible note in our private placement of notes and securities which closed in November, 2005.

In September 2006, we issued 50,000 shares of our common stock to Wachovia Securities FBO PerInvest Special Situations Fund Limited upon exercise of a portion of a warrant held by Wachovia Securities FBO PerInvest at $0.60 per share by the payment to us of $30,000. Wachovia Securities FBO PerInvest acquired the warrant in our private placement of notes and securities which closed in November, 2005. 50,000 of the outstanding balance of the warrant were so exercised. A replacement warrant for 50,000 was reissued to Wachovia Securities FBO PerInvest, representing the outstanding balance of the warrant after such partial exercise.

In September 2006, we issued 100,000 shares of our common stock to PerInvest Dividend Equity Fund Limited - Teawood Nominees Limited upon exercise of a portion of a warrant held by Teawood Nominees Limited at $0.60 per share by the payment to us of $60,0000. Teawood Nominees Limited acquired the warrant in our private placement of notes and securities which closed in November, 2005. 100,000 of the outstanding balance of the warrant were so exercised. A replacement warrant for 100,000 was reissued to Teawood Nominees Limited, representing the outstanding balance of the warrant after such partial exercise.

In September 2006, we issued 2,000,000 shares of our common stock to Crestview Capital upon exercise of a warrant held by Crestview Capital at $0.60 per share by the payment to us of $1,200,000. Crestview Capital acquired the warrant in our private placement of notes and securities which closed in November, 2005.

In September 2006, we issued 100,000 shares of our common stock to David French upon conversion of a convertible note in the aggregate principal amount of $200,000 held by David French at $0.50. David French acquired the convertible note in our private placement of notes and securities which closed in November, 2005.

The proceeds from warrants exercise, which aggregated $1,410,000 will be used to expand the company's coal washing capacity by acquiring a coal washing plant in Linshi County, Shanxi, China. To acquire this plant requires investment of $9.4 million as well as working capital of $4.7 million. The balance of investment and working capital will be raised from exercise of outstanding warrants.

The convertible notes which were converted in connection with each of the above issuances were offered and sold in our November, 2005 private placement only to accredited investors in the United States and to persons who are not "U.S. persons" as defined in Regulation S under the Securities Act. The notes and related warrants, or Units, offered in such private placement, as well as the common stocks issued upon conversion of aforementioned notes and exercise of aforementioned warrants, were offered and sold and issued in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act. We did not engage in any public advertising or general solicitation in connection with the issuance of the Units.

Repurchase of Equity Securities

None

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

Date: November 14, 2006