Form 10QSB/A
period 2006-03-31
Puda Coal, Inc.
filed 2006-11-20
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB/A

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

426 Xuefu Street, Taiyuan, Shanxi Province, The People’s Republic of China
(Address of principal executive offices)

011 86 351 228 1300
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, May 11, 2006: 76,322,994 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Puda Coal, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2006 (the “Original Filing”) for the quarterly period ended March 31, 2006.

Restatements

As described in the current report on Form 8-K filed by the Company with the SEC on September 13, 2006, the Company announced it would restate its financial statements for the quarterly period ended March 31, 2006. The restatements reflect the Company’s determination that it did not correctly determine the terms of the conversion feature of the Company’s convertible notes and warrants issued in a private placement on November 18, 2005 when applying the Black-Scholes Model to calculate the fair value of the conversion feature and the warrants nor did the Company correctly amortize the debt issuance costs and discount on convertible notes and warrants. The restatements contained in this Form 10-QSB/A were made in accordance with the provisions of SFAS 154 for correction of errors.

Changes Reflected in this Form 10-QSB/A

This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended March 31, 2006:

Cover Page
Part I	Financial Information
Item1 -	Financial Statements
Unaudited Consolidated Financial Statements
Note 8 Long-term Debt
Note 9 Convertible Notes and Related Warrants
Note 10 Debt Financing Costs
Note 11 Derivative Unrealized Fair Value Loss
Note 12 Taxation
Note 13 Basic and Diluted Weighted Average Number of Shares
Note 14 Supplementary Cash Flow Information
Note 16 Condensed Financial Information of Registrant
Note 17 Restatement
Item 2 -	Management’s Discussion and Analysis or Plan of Operations
Restatement of Financial Statements
Results of Operations
Liquidity and Capital Resources
Item 3 -	Controls and Procedures
Part II	Other Information
Item 6 -	Exhibits

Primarily these amendments are to (i) change the expected terms of the conversion feature and warrants to 3 years and 5 years, respectively, in application of the Black-Scholes Model for calculating the fair value of the conversion feature and warrants, and (ii) amortize the debt issue costs and discount on convertible notes and warrants using the effective interest method. In addition, these amendments provide more detailed description of the convertible notes and warrants in terms of the antidilution and other adjustment features, redemption rights and events of default, which description was omitted in the Original Filing. A few other revisions were also made on the cover page and in the text of the amendment in order to clarify or correct certain disclosure in the Original Filling and to enhance the presentation. The annual consolidated financial statements as of December 31, 2005 and for the fiscal year then ended will also be restated. The Company is voluntarily subject to the filing requirements under Section 13 or Section 15(d) of the Exchange Act.

The application of the foregoing has resulted in certain significant amendments to the Original Filing. Net revenues were not restated from the Original Filing and remain at $20,771,000 in the three months ended March 31, 2006. The impact of the amendments resulted however, in a net loss of $6,445,000 in the three months ended March 31, 2006, as opposed to a net loss of $2,659,000, as reported in the Original Filing for the three months ended March 31, 2006. These restatements are primarily due to an increase in debt financing costs to $4,953,000, as opposed to $1,232,000, as reported in the Original Filing, for the three months ended March 31, 2006. These restatements reflect increases in debt financing costs resulting from the changes to the expected terms of the conversion feature and warrants and application of the effective interest method with respect to the amortization of the debt issuance costs and amortization of the discount on convertible notes and warrants discussed above. The adjustments in the amortization method of the discounts and debt issue costs have the effect of decreasing total assets by $3,592,000, increasing long-term liabilities by $4,356,000 and decreasing the stockholders’ equity by $7,948,000 as of March 31, 2006. This adjustment in the amortization method affected some of the items within the Company’s consolidated statement of cash flows for the three months ended March 31, 2006, but did not impact cash at the end of the period. Based on the Black-Sholes Method, the warrants have a value of $2.25 per share, or $56,250,000, as opposed to $1.93 per share, or $48,250,000, as reported in the Original Filing. The conversion feature has a value of $2.17 per share, or $54,250,000, as opposed to $2.01 per share, or $50,250,000, as reported in the Original Filing. Conversion feature is being amortized over the term of three years using the effective interest method, up to October 31, 2008, with the amortized amount being $308,000, as opposed to $495,000, as reported in the Original Filing, for the three months ended March 31, 2006. Warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010, with the amount amortized being $2,121,000, as opposed to $306,000, as reported in the Original Filing, for the three months ended March 31, 2006.

Except for the amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this restatement), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2006
(In thousand of United States dollars)

	Note(s)	March 31, 2006
ASSETS		(Restated - see Note 17)
CURRENT ASSETS
Cash and cash equivalents		$17,532
Restricted cash	3	233
Accounts receivable, net		3,809
Other receivables
- Related parties	4	15
- Third parties		41
Advances to suppliers		1,743
Deferred charges	9	2,080
Inventories	5	7,158

Total current assets		32,611

PROPERTY, PLANT AND EQUIPMENT, NET	6	10,587

INTANGIBLE ASSETS, NET	7	3,788

TOTAL ASSETS		$46,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4, 8	$1,300
Accounts payable
- Related party	4	171
- Third parties		1,422
Other payables
- Related party	4	874
- Third parties		869
Accrued expenses		421
Income taxes payable		1,241
VAT payable		785
Distribution payable		999
Penalty payable	9	58

Total current liabilities		8,140

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 8	11,375
Convertible notes	9	4,241
Derivative conversion feature	9	5,621
Derivative warrants	9	14,572

Total long-term liabilities		35,809

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2006
(In thousand of United States dollars)

	Note(s)	March 31, 2006
		(Restated - see Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75, 916,174		76
Paid-in capital		5,160
Statutory surplus reserve fund		1,366
Retained earnings		(3,867)
Accumulated other comprehensive income		302

Total stockholders’ equity		3,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$46,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
(In thousand of United States dollars, except per share data)

		Three months ended March 31,
	Note(s)	2006	2005
		(Restated - see Note 17)

NET REVENUE		$20,771	$4,272

COST OF REVENUE		(16,258)	(3,410)

GROSS PROFIT		4,513	862

OPERATING EXPENSES
Selling expenses		276	49
General and administrative expenses		434	64

TOTAL OPERATING EXPENSES		710	113

INCOME FROM OPERATIONS		3,803	749

GAIN ON SHORT-TERM INVESTMENTS		-	6

INTEREST INCOME		9	-

INTEREST EXPENSE		(566)	-

DEBT FINANCING COSTS	10	(4,953)	-

DERIVATIVE UNREALIZED FAIR VALUE LOSS	11	(3,500)	-

(LOSS) / INCOME BEFORE INCOME TAXES		(5,207)	755

INCOME TAXES	12	(1,238)	(261)

NET (LOSS)/INCOME		(6,445)	494

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		148	-

COMPREHENSIVE (LOSS)/INCOME		$(6,297)	$494

(LOSS)/EARNINGS PER SHARE-BASIC		$(0.09)	$0.01
-DILUTED		$(0.09)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
-BASIC	13	75,514,605	73,750,000
-DILUTED	13	75,514,605	73,763,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(In thousand of United States dollars)

		Three months ended March 31,
	Note	2006	2005
		(Restated - see Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income		$(6,445)	$494
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Amortization of land-use rights		19	1
Depreciation		236	26
Provision for doubtful debts		(1)	-
Amortization of debt issue costs		591	-
Amortization of discount on convertible notes and warrants		4,304	-
Derivative unrealized fair value loss		3,500
Discount on converted shares and exercised warrants		142	-
Issue of common shares for services		21	-
Changes in operating assets and liabilities:
Decrease in short-term investments		-	117
Decrease/(increase) in accounts receivable		416	(393)
Decrease in notes receivable		-	638
Increase in other receivables		(3)	(231)
Decrease/(increase) in advances to suppliers		1,216	(428)
Decrease/(increase) in inventories		401	(272)
Increase in accounts payable		267	248
Increase in accrued expenses		58	20
Increase in other payables		161	4
(Decrease)/increase in income tax payable		(156)	265
Increase in VAT payable		468	132
Increase in penalty payable		58	-
Decrease in restricted cash		382	-

Net cash provided by operating activities		5,635	621

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt		(325)	-
Distribution paid to owners		-	(240)

Net cash used in financing activities		(325)	(240)

Effect of exchange rate changes on cash		155	-

Net increase in cash and cash equivalents		5,465	381
Cash and cash equivalents at beginning of period		12,067	313

Cash and cash equivalents at end of period		$17,532	$694

Supplementary cash flow information	14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(“the Company” or “Puda”) is a corporation organized under Florida law headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company’s activities consisted of capital transactions, organization, and development of the Company’s Phoslock product line.

On April 23, 2004 the Company transferred all of its assets including, cash on hand, the Phoslock product line, and all of the Company’s rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. (“PMI”), a wholly owned subsidiary of the Company. The Company’s license agreement was with Integrated Mineral Technology Limited (“Integrated”), an Australian entity, and provided for certain fixed royalty payments by the Company. As part of the Company’s asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated.

Concurrently with the asset transfer to PMI, the Company distributed on a pro rata basis all of its stock ownership in PMI to the holders of its common stock (the “Distribution”). As a result of this transfer and the Distribution, PMI operates independently from the Company and as a successor to the Company’s business and operations and the Company no longer had any meaningful business assets, operations or sources of revenue.

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

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

•	Puda Coal, Inc.: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held directly.

•	Puda Investment Holding Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda.

•	Taiyuan Putai Business Consulting Co., Ltd: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization Puda Coal, Inc. owns all of the outstanding capital stock of Puda Investment Holding Limited, which in turn, owns all of the outstanding capital stock of Taiyuan Putai Business Consulting Co., Ltd. and as of March 31, 2006, the organizational structure of the Group is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Zhao Ming (80%) and Zhao Yao (20%)
| 100%		|
Taiyuan Putai Business Consulting Co., Ltd. “Putai”	Operating Agreements Operation and Control à ß Economic Benefits and Risks	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

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

(f) Income Taxes

The Group accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

4. Related Party Transactions

As of March 31, 2006, the Group had the following amounts due from/to related parties:-

March 31, 2006
$’000

Other receivable from an owner, Zhao Ming	$15

Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$171

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$677

Other payable to an owner, Zhao Yao	197

$874

Loan payable to Resources Group:
-current portion	$1,300
-non-current portion	11,375

$12,675

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

The loan payable to Resources Group of $12,675,000 was incurred in relation to the purchase of the Liulin and Zhong Yang coal washing plants. It bears interest at a rate of 6% per annum payable quarterly. In the three months ended March 31, 2006, Shanxi Coal paid principal of $325,000 and interest of $195,000 to Resources Group. This loan is subordinated to the convertible notes (see Note 8).

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

5. Inventories

As of March 31, 2006, inventories consist of the following:

March 31, 2006
$’000

Raw materials	$5,864
Finished goods	1,294

Total	$7,158

There was no allowance for losses on inventories as of March 31, 2006.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment, Net

As of March 31, 2006 property, plant and equipment consist of following:

March 31, 2006
$’000
Cost:
Buildings and facilities	$2,961
Machinery equipment	8,131
Motor vehicles	254
Office equipment and others	76

11,422

Accumulated depreciation:
Buildings and facilities	141
Machinery equipment	539
Motor vehicles	124
Office equipment and others	31

835
Carrying value:
Buildings and facilities	2,820
Machinery equipment	7,592
Motor vehicles	130
Office equipment and others	45

$10,587

Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $236,000 and $26,000, respectively. In the three months ended March 31, 2006, the amounts included in cost of sales and general and administrative expenses were approximately $230,000 (2005: $21,000) and $6,000 (2005: $5,000), respectively.

7. Intangible Assets

Land-use rights
March 31, 2006
$’000

Cost	$3,831

Accumulated amortization	43

Carrying value	$3,788

Land-use rights of $197,000 paid by Zhao Yao on behalf of Shanxi Coal is located in Liulin County, Shanxi Province and are amortized over fifty years up to March 2051 (see Note 4).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (continued)

Land-use rights in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to August 4, 2055. Land-use rights in Zhong Yang County purchased from Resource Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055. Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group.

Amortization expense for the three months ended March 31, 2006 and 2005 was approximately $19,000 and $1,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2006, 2007, 2008, 2009 and 2010 amounts to approximately $76,000, $76,000, $76,000, $76,000 and $76,000, respectively.

8. Long-term Debt

March 31, 2006
$’000

Conveyance loan	$12,675
Less: current portion	(1,300)
Long-term portion	$11,375

The conveyance loan is seller-financed, payable over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the three months ended March 31, 2006, Shanxi Coal paid principal of $325,000 and interest of $195,000 to Resource Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Note 4).

The future principal payments under the conveyance loan as of March 31, 2006 are as follows:

March 31, 2006
Year	$’000

2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	6,175
$12,675

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 aggregate principal amount of  8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 of aggregate principal amount was converted into 1,700,000 shares of common stock immediately, and in the first quarter of 2006, $200,000 of aggregate principal amount was converted into 400,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance.

Investors were given “full ratchet” anti-dilution protection under the notes and the warrants, meaning that the conversion price under the notes and the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda’s common stock should such per share price be lower than the conversion price of the notes or the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the conversion of the notes or exercise of the warrants, (ii) the issuance of shares of common stock for the payment of the penalties under the notes, or (iii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda’s stockholders. The conversion price of the notes and the exercise price of the warrants are also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of (i) the common stock into which the notes may be converted, and (ii) the common stock underlying the warrants, on a registration statement to be filed with the Securities and Exchange Commission (“SEC”). Such registration statement is required to be filed within 30 days following the date of closing of the offer and sale of the units, which occurred on November 18, 2005, and declared effective within 120 days from that date, or Puda will be subject to pay a penalty to investors of an amount equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock for every 30 day period, or part thereof, after the relevant date. Puda is required to pay the costs associated with the registration statement. Puda is also required to pay investors an amount equal to 1% of the purchase price of each unit held by investors for every 30 day period that Puda becomes deficient in its periodic reporting requirements with the SEC under the Securities Exchange Act of 1934, as amended, until all the securities have been sold by the investors. This late filing penalty will be in addition to any other penalties and is payable in shares of Puda’s common stock. Puda may redeem all, but not less than all, of the warrants at $0.001 per share of common stock underlying the warrants subject to 30 business days’ prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an adjusted basis for at least 20 consecutive trading days and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period. Puda will be subject to default on the notes should they fail to (i) make timely interest payment and such default continues for 15 days, (ii) make payment of the principal when due, (iii) comply with any other agreements under the Note, (iv) commences bankruptcy, provided that note holders representing at least 50% of the principal amount of the notes have notified Puda of the default and Puda has not cured the default within 45 days of such notice.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which require the Company to account for the conversion feature and warrants as derivatives. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities. The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the unaudited consolidated statement of operations as “Derivative unrealized fair value gain/(loss)”.

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $2.25 per share, or $56,250,000, and the conversion feature, has a value of $2.17 per share, or $54,250,000. As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The portion of the discount of $94,000 related to the converted shares was recorded in interest expense. The amount amortized in the three months ended March 31, 2006 was $308,000. The unamortized amount of $5,088,000 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010 and the amount amortized in the three months ended March 31, 2006 was $2,121,000. The unamortized amount of $2,121,000 was offset against convertible notes. There was no material change in the fair values of conversion feature and note warrants as of March 31, 2006.

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability as the warrants contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the three months ended March 31, 2006 was $1,875,000. The unamortized amount of $1,827,000 was recorded in deferred charges. As of March 31, 2006, these warrants were valued at $3.37 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $3,500,000 was included in the unaudited consolidated statements of operations. In the first quarter 2006, 64,167 placement agent warrants were exercised in a cashless method and resulted in the issuance of 55,687 common shares, The portion of the discount of $48,000 related to the exercised warrants was recorded in interest expense.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008 and the amount amortized in the three months ended March 31, 2006 was $591,000. The unamortized amount of $253,000 as of March 31, 2006 was recorded in deferred charges.

As of March 31, 2006, long-term liabilities include the following:

March 31, 2006
$’000
Convertible notes:
Gross amount issued	$12,500
Less: amount converted	(1,050)
Less: unamortized discount on conversion feature	(5,088)
Less: unamortized discount on note warrants	(2,121)
$4,241

Derivative conversion feature:
Amount allocated to conversion feature	$6,137
Less: amount transferred to equity upon conversion	(516)
$5,621

Derivative warrants:
Amount allocated to investor warrants	$6,363
Placement agent warrants	5,625
Less: amount transferred to equity upon exercise	(216)
Add: change in fair value	2,800
$14,572

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

10. Debt Financing Costs

Debt financing costs for the three months ended March 31, 2006 include amortization of debt issue costs of $591,000 (2005: $nil), amortization of discount on convertible notes and warrants of $4,304,000 (2005: $nil), and penalty for the delay in getting the registration statement effective by March 17, 2006 of $58,000 (2005:$nil) (See Note 9).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative Unrealized Fair Value Loss

Derivative unrealized fair value loss of $3,500,000 (2005: $nil) represented the change in fair value of the derivative warrants (see Note 9).

12. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three months ended March 31, 2006, as they did not generate any taxable profits during the period.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Three months ended March 31,
	2006	2005
	$’000	$’000

Current period provision	$1,238	$261

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended March 31,
	2006	2005
	$’000	$’000

(Loss)/income before income taxes	$(5,207)	$755

Income tax on pretax (loss)/income at statutory rate	(1,770)	257
Tax effect of expenses that are not deductible in determining taxable profits	2,877	12
Effect of different tax rates of subsidiary operating in other jurisdictions	(39)	(8)
Valuation allowance	170	-
Income tax at effective rate	$1,238	$261

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxation (continued)

At March 31, 2006, deferred tax assets consist of:

March 31, 2006
$’000

Net operating loss carryforwards	$625
Less: Valuation allowance	(625)

Net	$-

13.  Basic and Diluted Weighted Average Number of Shares

	Three months ended March 31,
	2006	2005

Basic weighted average number of shares	75,514,605	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	-	13,500

Diluted weighted average number of shares	75,514,605	73,763,500

The options, convertible notes and warrants have no dilutive effect on the basic loss per share in the three months ended March 2006 because of the loss, but these items could potentially dilute earnings per share in the future.

14. Supplementary Cash Flow Information

	Three months ended March 31,
	2006	2005
	$’000	$’000

Cash paid during the period for:
Interest	$424	$4
Income taxes	$1,402	$-

Major non-cash transactions:
Notes converted into 400,000 common shares	$200	$-
Issue of 10,000 common shares for services	$21	$-
Cashless exercise of 191,667 placement agent warrants
into 55,687 common shares	$-	$-

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

March 31, 2006
(Restated - see Note 17)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71
Restricted cash	233
Deferred charges	2,080

Total current assets	2,384

INVESTMENT IN SUBSIDIARIES	15,265

TOTAL ASSETS	$17,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Penalty payable	58

Total current liabilities	58

LONG-TERM LIABILITIES
Convertible notes	4,241
Derivative conversion feature	5,621
Derivative warrants	14,572
Total long-term liabilities	24,434

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,916,174 shares	76
Paid-in capital	8,197
Accumulated deficit	(15,116)

Total stockholders’ equity	(6,843)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,649

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

For the three months ended March 31, 2006
(Restated - see Note 17)

Revenue	$-

General and administrative expenses	(273)

Loss from operations	(273)

Interest expenses	(371)

Debt financing costs	(4,953)

Derivative unrealized fair value loss	(3,500)

Net loss	$(9,097)

Statement of Cash Flows-Parent Company Only
(In thousand of United States dollars)

For the three months ended March 31, 2006
(Restated - see Note 17)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,097)
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issue costs	591
Amortization of discount on convertible notes and warrants	4,304
Derivative unrealized fair value loss	3,500
Discount on converted shares and exercised warrants	142
Issue of common stock for services	21
Changes in operating assets and liabilities:
Advance from subsidiaries	170
Increase in penalty payable	58
Decrease in restricted cash	382

Net cash used in operating activities	71

Net increase in cash and cash equivalents	71
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$71

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement

After reviewing certain accounting principles the Company had applied in its previously issued financial statements, on September 13, 2006, management determined that the contractual terms of the conversion feature and warrants of 3 years and 5 years, respectively, instead of an expected term of one year as originally used, should be used under the Black-Scholes Model in calculating the fair values of the conversion feature and warrants, and effective interest method should be used for the amortization of the discount on conversion feature, discount on warrants and debt issue costs. Consequently, management restated its quarterly financial statements as of March 31, 2006 and for the period then ended. These restatements were made in accordance with the provisions of SFAS 154 for correction of errors. The annual consolidated financial statements as of December 31, 2005 and for the year then ended have also been restated. There was no tax effect as a result of the restatement.

The adjustment in the amortization method of the discounts and debt issue costs have the effect of decreasing current assets by $3,592,000, increasing long-term liabilities by $4,356,000 and decreasing the stockholders’ equity by $7,948,000 as of March 31, 2006, and increasing the Company’s net loss by $3,786,000 for the three months ended March 31, 2006. This adjustment in the amortization method affected some of the items within the Company’s consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the period. The adjustments to the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows are summarized as follows:

UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2006
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,532	$-	$17,532
Restricted cash	233	-	233
Accounts receivable, net	3,809	-	3,809
Other receivables
- Related parties	15	-	15
- Third parties	41	-	41
Advances to suppliers	1,743	-	1,743
Deferred charges	5,672	(3,592)	2,080
Inventories	7,158	-	7,158

Total current assets	36,203	(3,592)	32,611

PROPERTY, PLANT AND EQUIPMENT, NET	10,587	-	10,587

INTANGIBLE ASSETS, NET	3,788	-	3,788

TOTAL ASSETS	$50,578	$(3,592)	$46,986

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2006
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300
Accounts payable
- Related party	171	-	171
- Third parties	1,422	-	1,422
Other payables
- Related party	874	-	874
- Third parties	869	-	869
Accrued expenses	421	-	421
Income taxes payable	1,241	-	1,241
VAT payable	785	-	785
Distribution payable	999	-	999
Penalty payable	58	-	58

Total current liabilities	8,140	-	8,140

LONG-TERM LIABILITIES
Long-term debt
- Related party	11,375	-	11,375
Convertible notes	807	3,434	4,241
Derivative conversion feature	5,841	(220)	5,621
Derivative warrants	13,430	1,142	14,572

Total long-term liabilities	31,453	4,356	35,809

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,916,174	76	-	76
Paid-in capital	5,157	3	5,160
Statutory surplus reserve fund	1,366	-	1,366
(Accumulated deficit)/retained earnings	4,084	(7,951)	(3,867)
Accumulated other comprehensive income	302	-	302

Total stockholders’ equity	10,985	(7,948)	3,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,578	$(3,592)	$46,986

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006
(In thousand of United States dollars, except per share data)

	Initial Filing	Restatement	Restated

NET REVENUE	$20,771	-	$20,771

COST OF REVENUE	(16,258)	-	(16,258)

GROSS PROFIT	4,513	-	4,513

OPERATING EXPENSES
Selling expenses	276	-	276
General and administrative expenses	434	-	434

TOTAL OPERATING EXPENSES	710	-	710

INCOME FROM OPERATIONS	3,803	-	3,803

INTEREST INCOME	9	-	9

INTEREST EXPENSE	(626)	60	(566)

DEBT FINANCING COSTS	(1,232)	(3,721)	(4,953)

DERIVATIVE UNREALIZED FAIR VALUE LOSS	(3,375)	(125)	(3,500)

LOSS BEFORE INCOME TAXES	(1,421)	(3,786)	(5,207)

INCOME TAXES	(1,238)	-	(1,238)

NET LOSS	(2,659)	(3,786)	(6,445)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	148	-	148

COMPREHENSIVE LOSS	$(2,511)	$(3,786)	$(6,297)

LOSS PER SHARE-BASIC	$(0.03)	$(0.06)	$(0.09)
-DILUTED	$(0.03)	$(0.06)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	75,496,043	18,562	75,514,605
-DILUTED	75,496,043	18,562	75,514,605

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,659)	$(3,786)	$(6,445)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of land-use rights	19	-	19
Depreciation	236	-	236
Provision for doubtful debts	(1)	-	(1)
Amortization of debt issue costs	132	459	591
Amortization of discount on convertible notes and warrants	1,042	3,262	4,304
Derivative unrealized fair value loss	3,375	125	3,500
Discount on converted shares expensed as interest expense	202	(60)	142
Issue of common shares for services	21		21
Changes in operating assets and liabilities:
Decrease in accounts receivable	416	-	416
Increase in other receivables	(3)	-	(3)
Decrease in advances to suppliers	1,216	-	1,216
Decrease in inventories	401	-	401
Increase in accounts payable	267	-	267
Increase in accrued expenses	58	-	58
Increase in other payables	161	-	161
Decrease in income tax payable	(156)	-	(156)
Increase in VAT payable	468	-	468
Increase in penalty payable	58		58
Decrease in restricted cash	382	-	382

Net cash provided by operating activities	5,635	-	5,635

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(325)	-	(325)

Net cash used in financing activities	(325)	-	(325)

Effect of exchange rate changes on cash	155	-	155

Net increase in cash and cash equivalents	5,465	-	5,465
Cash and cash equivalents at beginning of period	12,067	-	12,067

Cash and cash equivalents at end of period	$17,532	$-	$17,532

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbor created by such provisions. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda Coal” or the “Company”) and its controlled affiliates, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda Coal’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in our Form 10-KSB filed on March 30, 2006, as amended by our Form 10-KSB/A filed on May 17, 2006, and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement described in Note 17 to the unaudited consolidated financial statements for the quarterly period ended March 31, 2006 contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed quarterly report for corresponding period. The unaudited consolidated balance sheet as of March 31, 2006, the unaudited consolidated statement of operations for the three months ended March 31, 2006 and the unaudited consolidated statement of cash flows for the three months ended March 31, 2006 present the effect of changes in our unaudited consolidated financial statements caused by the restatement.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Revenue. Net revenue for the three months ended March 31, 2006 increased $16,499,000, or 386%, from $4,272,000 in the three months ended March 31, 2005 to $20,771,000 in the three months ended March 31, 2006. The tonnage sales of cleaned coal increased approximately 208,000 tons from approximately 59,000 tons in the three months ended March 31, 2005 to approximately 267,000 tons in the three months ended March 31, 2006, a 353% increase. This was the primary reason for our increase in net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the three months ended March 31, 2006. The increase in orders was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in the three months ended March 31, 2006. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China’s economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell.

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

Interest Expense. Interest expense in the three months ended March 31, 2006 includes interest payments of $229,000 for the 8% convertible notes, $195,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhong Yang plants and $142,000 for amortization of the discount on the conversion feature and warrants related to converted shares and exercised warrants. No such expense was incurred in the three months ended March 31, 2005.

Debt Financing Costs. Debt financing costs in the three months ended March 31, 2006 include amortization of debt issue costs of $591,000, amortization of discount on convertible notes and deferred financing costs of warrants of $4,304,000, and a penalty of $58,000 for not getting the registration statement effective by March 17, 2006. No such expenses were incurred in the three months ended March 31, 2005.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss in the three months ended March 31, 2006 of $3,500,000 represented the change in fair value of the derivative warrants.

Income Before Income Taxes. Loss before income taxes was $5,207,000 in the three months ended March 31, 2006, compared to a profit before income taxes of $755,000 in the three months ended March 31, 2005. The increase of $5,962,000 or approximately 790%, was primarily the result of increased interest expense of $566,000, increased debt financing costs of $4,953,000, and increased derivative unrealized fair value loss of $3,500,000, which were offset by the increase in operating profit of $3,054,000.

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

Net Loss. Net loss was $6,445,000 in the three months ended March 31, 2006, compared to net income of $494,000 in the three months ended March 31, 2005. The occurrence of the net loss was mainly due to increased operating expenses of $597,000, increased interest expenses of $566,000, increased debt financing costs of $4,953,000, increased derivative unrealized fair value loss of $3,500,000 and increased income taxes of $977,000, which were offset by the increased gross profit of $3,651,000 in the three months ended March 31, 2006.

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

Our business is heavily dependent on our coal inventory. Because of recent coal mining accidents, the Chinese government has been closing mines throughout China. In addition, in Shanxi Province, the authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 and 900,000 MT. These activities may lead to increased competition for coal and result in higher prices for the raw coal we purchase, increasing our need for capital resource.

In addition, while the Chinese steel industry has been expanding over-supply could have the effect of depressing steel prices, making the collection of our accounts receivable more difficult.

We are considering the construction of a power generating plant. We intend to use a portion of the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised. However, these proceeds which would aggregate $15,000,000 to the extent they are all fully exercised for this purpose, are not sufficient to pay the $18,100,000 the plant is projected to cost. The balance of the cost would be paid from our operations, or we would have to secure a loan for issue additional equity.

We believe that our liquidity will be adequate to satisfy our obligations for the foreseeable future. The adjustment in the amortization method affected some of the items within the Company’s consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the period. Future requirements for our business needs, including the funding of capital expenditures and debt service for outstanding financings are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources. However, we may not be able to generate sufficient operating cash flow and external financing sources may not be available in amounts or on terms sufficient to meet our liquidity needs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2006, Puda Coal conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of Puda Coal’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Puda Coal’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Puda Coal in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Puda Coal’s internal controls over financial reporting during Puda Coal’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Puda Coal’s internal controls over financial reporting.

The certifying officers of the Original Filing and this Form 10-QSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the adequacy of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing and have determined that the Company’s disclosure controls and procedures are adequate for the fiscal quarter ended March 31, 2006. The revisions to the financial statements relate to complicated accounting matters and while the Company had the correct information regarding the conversion feature, warrants and debt issuance, and therefore believes it has adequate disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatment of the conversion feature, warrants and debt issuance. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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

In February 2006, we issued 100,000 shares of our common stock to JP Carey upon assignment and conversion of a portion of the principal balance of a convertible note held by Southridge Partners, L.P. Southridge acquired the convertible note in our private placement of notes and securities which closed in November, 2005. $50,000 of the outstanding principal balance of the note was so converted. A replacement convertible note was issued to Southridge Partners, L.P. in the principal amount of $650,000, representing the outstanding principal balance of the note after such partial conversion.

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

The convertible notes which were converted in connection with each of the above issuances were offered and sold in our November, 2005 private placement only to accredited investors in the United States and to persons who are not “U.S. persons” as defined in Regulation S under the Securities Act. The notes and related warrants, or Units, offered in such private placement, as well as the shares of common stock issued upon conversion of the notes and exercise of the warrants, were offered and sold in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act. We did not engage in any public advertising or general solicitation in connection with the issuance of the Units.

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

Date: November 19, 2006