Form 10QSB/A
period 2006-09-30
Puda Coal, Inc.
filed 2006-11-20
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to_________

Commission file number 333-85306

PUDA COAL, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-1129912
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

426 Xuefu Street, Taiyuan, Shanxi Province, The People’s Republic of China
(Address of principal executive offices)

011 86 351 228 1302
(Issuer’s telephone number)

Purezza Group, Inc.
936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, September 30, 2006: 80,654,578 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Explanatory Note

Puda Coal, Inc. (the “Company” or “we”) is filing this Amendment No. 1 on Form 10-QSB/A to the Company’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 (the “Original Filing”) for the purpose of correcting the following two technical errors by the EDGAR filing agent:

(i)  On page 3 of the Original Filing, in Item 1 of Part I, Financial Statements, the number “8” was inadvertently added before the weighted average number of shares outstanding (basic) during the EDGAR transmission process. The correct number should be “80,654,578” instead of “880,654,578.”

(ii) On page 25 of the Original Filing, in Note 16, Condensed Financial Information of Registrant (continued), the alignment of the numbers under “Loss from Operations” was changed during the EDGAR transmission process. According to the correct alignment, the loss from operations for the three months ended September 30, 2006 should be $(152) and the loss from operations for the nine months ended September 30, 2006 should be $(768).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of the Financial Statements, set forth in Part I, as amended, is set forth in this amendment. The remainder of the Original Filing is unchanged and is not reproduced in this amendment on Form 10-QSB/A. This amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing has been modified or updated. This amendment does not reflect events occurring after the date of the Original Filing.

The following items have been amended as a result of the correction described above:

Cover Page
Part I Financial Information
Item I Financial Statements

Please note the Company is voluntarily subject to the filing requirements under Section 13 or 15(d) of the Exchange Act.

PART I - Financial Information

ITEM 1. Financial Statements

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2006
(In thousand of United States dollars)

	Note(s)	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$19,543
Restricted cash	3	233
Accounts receivable, net		7,972
Other receivables
- Related parties	4	15
- Third parties		39
Advances to suppliers		1,199
Deferred charges	9	402
Inventories	5	13,600

Total current assets		43,003

PROPERTY, PLANT AND EQUIPMENT, NET	6	10,112

INTANGIBLE ASSETS, NET	7	3,749
TOTAL ASSETS		$56,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4, 8	$1,300
Accounts payable
- Related party	4	228
- Third parties		2,282
Other payables
- Related party	4	889
- Third parties		1,595
Accrued expenses		599
Income taxes payable		2,453
VAT payable		535
Distribution payable		1,013
Penalty payable	9	821

Total current liabilities		11,715

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 8	10,725
Convertible notes	9	5,438
Derivative conversion feature	9	4,676
Derivative warrants	9	12,970
Total long-term liabilities		33,809

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
September 30, 2006
(In thousand of United States dollars)

	Note(s)	September 30, 2006
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 82,952,667		83
Paid-in capital		11,252
Statutory surplus reserve fund		1,366
Accumulated deficit		(2,063)
Accumulated other comprehensive income		702
Total stockholders’ equity		11,340
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$56,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2006 and 2005
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
NET REVENUE		$42,650	$18,037	$94,364	$31,056
COST OF REVENUE		(33,725)	(13,835)	(74,899)	(24,123)
GROSS PROFIT		8,925	4,202	19,465	6,933
OPERATING EXPENSES
Selling expenses		1,145	354	2,192	555
General and administrative expenses		636	170	1,627	305
Other operating expenses		-	901	-	902
TOTAL OPERATING EXPENSES		1,781	1,425	3,819	1,762
INCOME FROM OPERATIONS		7,144	2,777	15,646	5,171
GAIN ON SHORT-TERM INVESTMENTS		-	-	-	6
INTEREST INCOME		26	2	38	3
INTEREST EXPENSE		(577)	-	(2,356)	-
DEBT FINANCING COSTS	10	(1,672)	-	(9,513)	-
DERIVATIVE UNREALIZED FAIR VALUE LOSS	11	(314)	-	(3,327)	-
INCOME BEFORE INCOME TAXES		4,607	2,779	488	5,180
INCOME TAXES	12	(2,441)	(1,232)	(5,130)	(2,043)
NET INCOME/(LOSS)		2,166	1,547	(4,642)	3,137
Foreign currency translation adjustment		321	136	548	136
COMPREHENSIVE INCOME/(LOSS)		$2,487	$1,683	$(4,094)	$3,273
EARNINGS /(LOSS) PER SHARE-BASIC		$0.03	$0.02	$(0.06)	$0.04
-DILUTED		$0.02	$0.02	$(0.06)	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -BASIC	13	80,654,578	73,750,000	77,920,661	73,715,934
-DILUTED	13	118,452,056	73,915,000	77,920,661	73,880,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(In thousand of United States dollars)
	Notes	Nine months ended September 30, 2006	Nine months ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income		$(4,642)	$3,137
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
Amortization of land-use rights		58	3
Depreciation		711	84
Provision for doubtful debts		12	3
Amortization of debt issue costs		821	-
Amortization of discount on convertible notes and warrants		7,871	-
Derivative unrealized fair value loss		3,327	-
Discount on converted shares and exercised warrants		1,146	-
Issue of common shares for services		21	-
Changes in operating assets and liabilities:
Decrease in short-term investments		-	117
Increase in accounts receivable		(3,760)	(902)
Decrease in notes receivable		-	638
(Increase)/decrease in other receivables		(1)	2,251
Decrease/(increase) in advances to suppliers		1,760	(317)
Increase in inventories		(6,041)	(699)
Increase in accounts payable		1,184	625
Increase in accrued expenses		236	81
Increase in other payables		902	896
Increase in income tax payable		1,056	53
Increase in VAT payable		218	422
Increase in penalty payable		821	-
Decrease in restricted cash		382	-

Net cash provided by operating activities		6,082	6,392

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		1,800	-
Repayment of long-term debt		(975)	-
Shareholder contribution		-	50
Distribution paid to owners of a subsidiary		-	(947)

Net cash provided by/(used in) financing activities		825	(897)

Effect of exchange rate changes on cash		569	136

Net increase in cash and cash equivalents		7,476	5,631
Cash and cash equivalents at beginning of period		12,067	313

Cash and cash equivalents at end of period		$19,543	$5,944

Supplementary cash flow information	14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(“the Company” or “Puda”) is a corporation organized under Florida law, headquartered in Vero Beach, Florida. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company’s activities consisted of capital transactions, organization, and development of the Company’s Phoslock product line.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(a) Basis of Presentation and Consolidation (continued)

The unaudited consolidated balance sheet as of September 30, 2006 includes Puda, BVI, Putai and Shanxi Coal (‘the Group”). The unaudited consolidated statements of operations for the three and nine months ended September 30, 2006 include Puda, BVI, Putai and Shanxi Coal. The unaudited consolidated statement of operations for the three and nine months ended September 30, 2005 include Shanxi Coal for the full period, and BVI and Putai from June 24, 2005.

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

4. Related Party Transactions

As of September 30, 2006, the Group had the following amounts due from/to related parties:-

September 30, 2006
$’000
Other receivable from an owner, Zhao Ming	$15
Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$228
Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$687
Other payable to an owner, Zhao Yao	$202
$889
Loan payable to Resources Group:
-current portion	$1,300
-non-current portion	10,725
$12,025

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

As of September 30, 2006, inventories consist of the following:

September 30, 2006
$’000
Raw materials	$12,161
Finished goods	1,439
Total	$13,600

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
1,310
Carrying value:
Buildings and facilities	2,753
Machinery equipment	7,200
Motor vehicles	117
Office equipment and others	42
$10,112

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

7. Intangible Assets

Land-use rights
September 30, 2006
$’000

Cost	$3,831

Accumulated amortization	82

Carrying value	$3,749

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt

September 30, 2006
$’000

Conveyance loan	$12,025
Less: current portion	(1,300)
Long-term portion	$10,725

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

The future principal payments under the conveyance loan as of September 30, 2006 are as follows:

September 30, 2006
Year	$’000

2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	5,525
$12,025

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including “full ratchet” anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instrument and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the three and nine months ended September 30, 2006 were $430,000 and $3,243,000, respectively. The unamortized amount of $379,000 was recorded in deferred charges. As of September 30, 2006, these warrants were valued at $3.31 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $3,327,000 was included in the unaudited consolidated statements of operations. In the first quarter of 2006, 64,167 placement agent warrants were exercised in a cashless method and resulted in the issuance of 55,687 common shares. In the second quarter of 2006, 191,667 placement agent warrants were exercised in a cashless method and resulted in the issuance of 172,100 common shares. In the third quarter of 2006, 17,500 placement agent warrants were exercised in a cashless method and resulted in the issuance of 14,393 common shares. The portion of the discount of $129,000 in the nine months ended September 30, 2006 related to the exercised warrants was recorded in interest expense.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

As of September 30, 2006, long-term liabilities include the following:
September 30, 2006
$000
Convertible notes:
Gross amount issued	$12,500
Less: amount converted	(2,975)
Less: unamortized discount on conversion feature	(3,607)
Less: unamortized discount on note warrants	(480)
$5,438

Derivative conversion feature:
Amount allocated to conversion feature	$6,137
Less: amount transferred to equity upon conversion	(1,461)
$4,676

Derivative warrants:
Amount allocated to investor warrants	$6,363
Placement agent warrants	5,625
Less: amount transferred to equity upon exercise	(1,645)
Add: change in fair value	2,627
$12,970

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

12. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three and nine months ended September 30, 2006, as they did not generate any taxable profits during the period.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	$’000	$’000	$’000	$’000

Current period provision	$2,441	$1,232	$5,130	$2,043

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	$’000	$’000	$’000	$’000

Income before income taxes	$4,607	$2,779	$488	$5,180

Income tax on pretax income at statutory rate	1,567	945	166	1,761
Tax effect of expenses that are not deductible in determining taxable profits	829	315	4,645	334
Effect of different tax rates of subsidiary operating in other jurisdictions	(73)	(28)	(161)	(52)
Valuation allowance	118	-	480	-

Income tax at effective rate	$2,441	$1,232	$5,130	$2,043

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

At September 30, 2006, deferred tax assets consist of:

September 30, 2006
$’000

Net operating loss carryforwards	$934
Less: Valuation allowance	(934)

Net	$-

13.  Basic and Diluted Weighted Average Number of Shares

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	$’000	$’000	$’000	$’000

Basic weighted average number of shares	80,654,578	73,750,000	77,920,661	73,715,934
Options outstanding, after adjusting for 10 to 1 reverse split	124,724	165,000	-	165,000
Assumed conversion of notes	16,517,791	-	-	-
Assumed exercise of warrants	21,154,963	-	-	-

Diluted weighted average number of Shares	118,452,056	73,915,000	77,920,661	73,880,934

The options, convertible notes and warrants have no dilutive effect on the basic loss per share in the nine months ended September 30, 2006 because of the loss, but these items could potentially dilute earnings per share in the future.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplementary cash flow information

	Nine months ended September 30,
	2006	2005
	$’000	$’000

Cash paid during the period for:
Interest	$1,211	$4
Income taxes	$4,074	$-

Major non-cash transactions:
Notes converted into 4,250,000 common shares	$2,125	$-
Common shares for services	$21	$-
Cashless exercise of 273,334 placement agent warrants
into 242,180 common shares	$-	$-
Dividend declared	$-	$1,452

15. Options

As at September 30, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$0.10	October 20, 2008	54
500,000	50,000 (ii)	$1	October 27, 2006	137
1,000,000	100,000 (iii)	$1	November 5, 2006	273

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Options (continued)

The following summarizes the share option transactions during the periods:

	Number of options	Weighted average exercise price
$
Options outstanding at December 31, 2004
(after adjusting for the 10 to 1 reverse stock split)	165,000	0.92
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at December 31, 2005	165,000	0.92
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at September 30, 2006	165,000	0.92

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8
Restricted cash	233
Deferred charges	402

Total current assets	643

INVESTMENTS IN SUBSIDIARIES	23,765

TOTAL ASSETS	$24,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payable	303
Penalty payable	821

Total current liabilities	1,124

LONG-TERM LIABILITIES
Convertible notes	5,438
Derivative conversion feature	4,676
Derivative warrants	12,970
Total long-term liabilities	23,084

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 82,952,667 shares	83
Paid-in capital	21,529
Accumulated deficit	(21,412)
Total stockholders’ equity	200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,408

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006

Revenue	$-	$-

General and administrative expenses	(152)	(768)

Loss from operations	(152)	(768)

Interest expenses	(392)	(1,786)

Debt financing costs	(1,672)	(9,513)

Derivative unrealized fair value loss	(314)	(3,327)

Net loss	$(2,530)	$(15,394)

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousand of United States dollars)

For the nine months ended September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,394)
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issue costs	821
Amortization of discount on convertible notes and warrants	7,871
Derivative unrealized fair value loss	3,327
Discount on converted shares and exercised warrants	1,146
Issue of common stock for services	21
Changes in operating assets and liabilities:
Advance to subsidiaries	(1,090)
Increase in other payables	303
Increase in penalty payable	821
Decrease in restricted cash	382

Net cash used in operating activities	(1,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	1,800

Net cash provided by financing activities	1,800

Net increase in cash and cash equivalents	8
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$8

ITEM 6. EXHIBITS

31.1	Certification of Mr. Zhao Ming pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ms. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

Date: November 20, 2006	By:	/s/ Zhao Ming
Zhao Ming
Chief Executive Officer and President