Form 10KSB/A
period 2005-12-31
Puda Coal, Inc.
filed 2006-11-21
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 2

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-85306.

PUDA COAL, INC.
(Name of small business issuer in its charter)

Florida	65-1129912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

426 Xuefu Street, Taiyuan, Shanxi Province, The People’s Republic of China	030006
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: 011 86 351 228 1300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: N/A     Name of each exchange on which registered: N/A

Securities registered under Section 12(g) of the Exchange Act:

Title of Class: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 2 on Form 10-KSB/A amends and restates the items identified below with respect to the annual report on Form 10-KSB filed by Puda Coal, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on March 30, 2006 (the “Original Filing”) and the Amendment No. 1 on Form 10-KSB/A filed with the SEC on May 17, 2006 (the “Amendment No. 1”) for the fiscal year ended December 31, 2005.

Restatements

As described in the current report on Form 8-K filed by the Company with the SEC on September 13, 2006, the Company announced it would restate its financial statements for the fiscal year ended December 31, 2005. The restatements reflect the Company’s determination that it did not correctly determine the terms of the conversion feature of the Company’s convertible notes and warrants issued in a private placement on November 18, 2005 when applying the Black-Scholes Model to calculate the fair value of the conversion feature and warrants nor did the Company correctly amortize the debt issuance costs and discount on convertible notes and warrants. The restatements contained in this Form 10-KSB/A were made in accordance with the provisions of SFAS 154 for correction of errors. No prior period financial statements have been restated because 2005 is the first year impacted by the restatements.

The first restatement, which was made on Form 10-KSB/A filed with the SEC on May 17, 2006, involved the adjustment in the presentation of the Company’s derivative feature associated with its convertible notes and the adjustment in the amortization periods of the discounts and debt issue costs. The restatement has the effect of increasing current assets by $819,000, decreasing current liabilities by $10,450,000, increasing long-term liabilities by $9,346,000 and increasing the stockholders’ equity by $1,923,000 as of December 31, 2005, and increasing the Company’s net income by $8,364,000 for the year ended December 31, 2005.

The second restatement, which is made in this Form 10-KSB/A, involved the usage of the contractual terms of the conversion feature and warrants of 3 years and 5 years, respectively, instead of an expected term of one year as originally used under the Black-Scholes Model in calculating the fair values of the conversion feature and warrants, and the adjustment in the amortization method from straight line to effective interest method for debt issue costs and discount on convertible feature and warrants. The restatement has the effect of decreasing current assets by $1,565,000, increasing long-term liabilities by $2,616,000 and decreasing the stockholders’ equity by $4,181,000 as of December 31, 2005, and decreasing the Company’s net income by $4,164,000 for the year ended December 31, 2005.

In addition, this Form 10-KSB/A provides more detailed description of the convertible notes and warrants in terms of the antidilution and other adjustment features, redemption rights and events of default, which description was omitted in the Original Filing and the Amendment No. 1. Other revisions were also made on the cover page and Item 9, Director, Executive Officers, Promoters and Controls Persons, with respect to the background of directors and executive officers in order to clarify or correct certain disclosure in the Original Filing. The Company is voluntarily subject to the filing requirements under Section 13 or 15(d) of the Exchange Act.

Changes Reflected in this Form 10-KSB/A

This Form 10-KSB/A only amends and restates certain information in the following items related to the fiscal year ended December 31, 2005:

Cover page
Part II
Item 5 - Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchase of Equity Securities.
Item 6 - Management’s Discussion and Analysis or Plan of Operations
Intangible Assets Consolidated Financial Statements
Item 7 - Financial Statements
Report of Independent Registered Public Accounting Firm
Note 8 Intangible Assets
Note 11 Convertible Notes and Related Warrants
Note 16 Debt Financing Costs
Note 18 Taxation
Note 27 Condensed Financial Information of Registrant
Note 28 Restatement
Item 8A - Controls and Procedures
Part III
Item 9 - Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.
Item 13 - Exhibits

The application of the foregoing has resulted in certain significant amendments to the Original Filing and the Amendment No. 1. Net revenues were not restated from the Original Filing and remain at $51,710,000 in the fiscal year ended December 31, 2005. The impact of the amendments resulted however, in a net income of $965,000 in the fiscal year ended December 31, 2005, as opposed to a net income of $5,129,000, as reported in the Amendment No. 1. These restatements are primarily due to an increase in debt financing costs to $4,964,000, as opposed to $783,000, as reported in the Amendment No. 1, for the fiscal year ended December 31, 2005. These restatements reflect increases in debt financing costs resulting from the changes to the expected terms of the conversion feature and warrants when applying the Black-Scholes Model to calculate the fair value of the conversion feature and warrants and application of the effective interest method with respect to the amortization of the debt issuance costs and amortization of the discount on convertible notes and warrants discussed above. The adjustments in the amortization method of the discounts and debt issue costs have the effect of decreasing total assets by $1,565,000, increasing long-term liabilities by $2,616,000 and decreasing the stockholders’ equity by $4,181,000 as of December 31, 2005. This adjustment in the amortization method affected some of the items within the Company’s consolidated statement of cash flows for the fiscal year ended December 31, 2005, but did not impact cash at the end of the period. Based on the Black-Scholes Model, the warrants have a value of $2.25 per share, or $56,250,000, as opposed to $1.93 per share, or $48,250,000, as reported in the Original Filing and the Amendment No. 1. The conversion feature has a value of $2.17 per share, or $54,250,000, as opposed to $2.01 per share, or $50,250,000, as reported in the Amendment No. 1. Conversion feature is being amortized over the term of three years using the effective interest method, up to October 31, 2008, with the amount amortized being $229,000, as opposed to $330,000, as reported in the Amendment No. 1, for the fiscal year ended December 31, 2005. Warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010, with the amount amortized being $2,121,000, as opposed to $204,000, as reported in the Amendment No. 1, for the fiscal year ended December 31, 2005.

Except for the amended and restated information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this restatement), and such forward-looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART I

Item 1. Description of Business

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

We focus on value-added coal washing processes and specialize in providing the high quality, cleaned coking coal, which is the quality level required to produce steel. The demand for the form of high quality coking which we produce is primarily driven by China’s industrial expansion and advancement, which depends on the availability of large amounts of steel for building infrastructure. We are not a coal mining operation and do not own any coal mines. We currently purchase raw coal from a diversified pool of local coal mines in Shanxi Province, including a number of mines in Liulin County.

Located in Liulin County, Shanxi Province, an area known as the “King of Coal” for its high quality coking coal reserves, we are strategically located in proximity to some of the highest quality coking coal reserves suitable for steel making. We are in the process of significantly expanding our capacity to 2.7 million MT per year through the acquisition in 2005 of two new cleaning facilities. One of our new facilities became operational in late 2005 and the other, which is in testing, expects to become operational in April of 2006. As such a large volume supplier, we will enjoy certain advantages as we believe our primary customer base of coke and steel makers will continue to focus on suppliers that can deliver large volume, consistently high quality coking coal. We will also be well positioned to serve the demand for steel production in China - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities. These customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines which are the most cost effective method for coal transport.

Prior to our expansion we had two cleaning facilities located in Liulin County, Shanxi Province with an annual cleaned coal washing capacity of 500,000 MT. Liulin County is located approximately 120 miles southwest of Shanxi Coal’s executive offices in Taiyuan City. Shanxi Coal acquired approximately 2.3 million MT of annual clean coal capacity in late 2006 as the result of the acquisition of a new coal processing plant in Liulin County (the “New Shanxi Liulin Plant”) and acquisition of a new coal processing plant in Zhong Yang County, Shanxi Province (the “New Zhong Yang Plant”). The New Shanxi Liulin Plant is now fully operational and the New Zhong Yang Plant is in the testing stages and is expected to be fully operational in April of 2006.

Shanxi Coal purchased this new capacity from Resources Group, a related party, at its cost with a $13,000,000 secured loan amortized over 10 years and paid from Shanxi Coal’s revenues.

We believe we are well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries. The Shanxi provincial authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 and 900,000, in an effort to stream line its coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics. By acquiring modern facilities and adhering to Shanxi Province’s emissions standards, we have adopted a business strategy that we believe fits the industry’s development path, and will make us leader of Shanxi Province’s future coal sector. With the additional cleaning capacity and the increased annual production of high quality coking coal from Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), we hope to achieve significant growth in our business.

Our principal executive office is located at 426 Xuefu Street, Taiyuan City, Shanxi Province, China. Our telephone number is +86 (351) 2281300 and its facsimile number is +86 (351) 7034401.

Corporate Structure

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Florida corporation which owns Puda Investment Holding Limited, an International Business Company incorporated in the British Virgin Islands (“BVI”); BVI owns Taiyuan Putai Business Consulting Co., Ltd., a wholly foreign-owned enterprise established under the laws of the PRC (“Putai”). Our operations are conducted exclusively through Shanxi Puda Coal Group Co., Ltd., a PRC limited liability company (“Shanxi Coal”) wholly owned by our chief executive officer, Zhao Ming (80%) and our chief operations officer, Zhao Yao (20%), both of whom are PRC citizens. Puda Coal does not have a direct equity interest in Shanxi Coal, however, through a series of operating agreements among Putai, Shanxi Coal, Zhao Ming and Zhao Yao (“Operating Agreements”), we manage and control the operations of Shanxi Coal and receive the economic benefits and incur the risks derived from Shanxi Coal’s operations. Zhao Ming and Zhao Yao are brothers and significant shareholders of Puda Coal. Zhao Ming owns 70.2% and Zhao Yao owns 17.5% of Puda Coal and after the conversion will own 41.5% and 10.3% of our stock, respectively.

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

Through our Operating Agreements, which consist of the Exclusive Consulting Agreement, the Operating Agreement, the Technology License Agreement, and the Exclusive Option Agreements, each dated June 24, 2005, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its Operating Cash Flow, as such term is defined in the Operating Agreements. A copy of each of the Operating Agreements was filed as an exhibit to our Current Report on Form 8-K dated July 15, 2005 as filed with the SEC on July 18, 2005. Putai is a wholly foreign owned enterprise (“WFOE”) under Chinese laws. Putai’s capital stock is owned 100% by BVI, an International Business Company incorporated in the British Virgin Islands. BVI is a wholly-owned subsidiary of Puda Coal.

The Operating Agreements provide us, through our subsidiaries, with effective voting and management control over Shanxi Coal. Zhao Ming and Zhao Yao, the stockholders of Shanxi Coal, have granted Putai the exclusive right and option to acquire all of their capital stock of Shanxi Coal and have further authorized Putai to vote at any meeting or action of the stockholders of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s capital stock.

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

In connection with the Reverse Split, our trading symbol on the OTC BB was changed to “PUDC” effective September 8, 2005.

Coal Cleaning

Coal cleaning is the physical process and the stage in coal production when the raw “run-of-mine” coal is processed into a range of cleaned, graded, and uniform coal products suitable for the commercial market. Shanxi Coal specializes in providing cleaned coking coal for the steel making industry and is located in Shanxi Province - the heartland of China’s raw coal and coke production. High quality, cleaned coking coal is best suited for making coke for purposes such as steel manufacturing.

Cleaned coking coal contains fewer impurities, and the cleaning process can reduce the ash content of raw coal by 50% and lower emissions of carbon dioxide (CO2) and sulfur dioxide (SO2). High quality, cleaned coking coal provides increased commercial value, reduced ash content, reduced SO2 and CO2 emissions, and reduced transportation requirement compared to raw coking coal. Depending on customers’ specifications and requirements, we purchase different qualities of raw coking coal as inputs, mix them together and prepare them into a consistent quality, cleaned coking coal. With Shanxi Coal’s over ten years experience in mixing coal and our raw coal supply sources, we consistently provides cleaned coking coal with an external, or total, ash content of less than 9.5% and maximum 0.6% sulfur content, the industry specification for coking coal, which can be further processed (through a coking process) into coke - a primary feedstock for iron and steel making. We consistently meet or exceed these industry specifications for cleaned coking, although most steel and coke makers are forced to accept off-specification coking coal (external ash content exceeding 9.5%) due to the limited supply of specification grade coking coal.

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

Two coal cleaning processes predominate in the industry: dense medium (“DM”) separation and jig washing. Both processes are widely applied throughout the world. Jig washing is perceived as a simpler, lower-cost option than DM separation and a range of improved jigs has continued to find wide application in Germany, India, and China. During the coal cleaning process, either water (for wet washing method) or air (dry washing method) can be used as the medium for the cleaning and beneficiation. The dry coal beneficiation process was widely used in Europe and the United States during the period 1930-1965, but was later abandoned largely because separation was not accurate, available technology severely restricted feed size and throughput and moisture presented a major inhibiting factor on performance. There remain a small number of dry coal beneficiation units in operation, particularly in some areas of China where water is scarce.

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China’s steel making industry. These washing technologies are licensed from Putai. We also have our own wells as a water source for our coal cleaning process and, together with the recycling of water from the coal cleaning system, our plants have a sufficient and reliable supply of water for our existing operations.

Coal Washing Industry in China; Competition

Coal plays a fundamental role in the global economy. China is both one of the largest consumers and producers of coal in the world. China’s coal production was 1.9 billion MT in 2004, a 12% increase over 2003, and in 2005 production reached 2.19 billion MT, a 14% increase over 2004.

Coal, in its raw or processed forms, is mainly used in four major industries:

•	Coal-fired power plants

•	Steel manufacturing

•	Metallurgy of non-ferrous metals

•	Cement production

Steel production is highly dependent on high quality coking coal feedstock. China was the largest steel producer in the world producing 349 million MT in 2004, representing 31% of the world’s total steel production in 2005. The next two largest steel producers in the world - Japan and the United States - produced a combined 206.4 million MT, or 28% of global production.

Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China’s economic growth. China’s steel consumption totaled 289.6 million MT in 2004, or 27% global steel consumption. Imports of steel fell 18% in 2005 to 27.3 million MT, from 33.2 million MT in 2004. Exports grew 36% in 2005 to reach 27 million MT from 33.2 million MT in 2004, a 25% increase.

China’s growing appetite for steel production is not expected to slow down for some time. Real estate construction in China continues to boom, and the Beijing 2008 Olympics, the 2010 Shanghai World Expo and the Three Gorges Dam projects are expected to help fuel the growth. However, as China’s demand for steel grows, government authorities have taken the initial steps to modernize the coal, coking and steel making industries. The Shanxi provincial authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 and 900,000, in an effort to stream line its coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics.

By acquiring modern cleaning facilities and adhering to Shanxi Province’s emissions standards, we believe we have adopted a business strategy that fits the industry’s development path. And with Jucai Coal’s mining improvement and expansion plans and our long-standing relations with our customers - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities - we may in the future supply a significant portion of cleaned coking coal in Shanxi Province.

In China, many coal mines do not have their own coal cleaning facilities or have inadequate cleaning capacities. Coal cleaning companies, such as Shanxi Coal, were established to meet the demand for cleaned coal. With our capacity of 2.7 million MT of annual cleaned coal, which we expect to have by April of 2006 once our second new facility becomes fully operational, we believe that we are well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries.

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

Raw Coal Supply

One of our competitive advantages is our access to the high quality raw coking coal in Liulin County, Shanxi Province - an area famed as China’s “King of Coal”, which has the highest processing yield and the lowest processing cost of any coking coal in China. We are not a coal mining operation and do not own any coal mines. However, our coal cleaning facilities are ideally situated in Liulin County, Shanxi Province, where high quality coking coal reserves exist. Proximity to this high quality raw coking coal is critical to us for many reasons, including:

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

In addition, we have access to quality raw coking coal through Resources Group, which is also controlled by Zhao Ming (80%) and by Zhao Yao (20%). Zhao Ming and Zhao Yao are executive officers of Shanxi Coal and Puda Coal and are brothers. They are also significant shareholders of Puda Coal, owning 70.2% and 17.5% of our common stock, respectively (41.5% and 10.35%, respectively after the Conversion). Resources Group has raw coking coal available from their 50%-owned Miao Wan Coal Mine in Liulin County and their 100%-owned Zhong Yang Coal Mine in Zhong Yang County, Shanxi Province. These two mines produce raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content. Miao Wan Coal Mine and Zhong Yang Coal Mine each have current annual production of 400,000 MT, while Zhong Yang Coal Mine is expected to increase its output due to upgrades and additions to their mining machinery. We have not yet purchased coal from either of these mines and have no immediate plans to do so, but it remains an available option if we require it.

We are supplied and have access to lower quality coking coal from a number of other coal mines in Shanxi Province which produce raw coking coal with an internal ash content in excess of 7%. Sources of lower quality coking coal are plentiful around our cleaning facilities, and this lower quality coking coal typically sells at a discount to the prevailing high quality raw coking coal.

Shanxi Coal’s raw coal suppliers in 2005 and 2004 were as follows:

	2005
	Volume	% of
Suppliers	(MTs)	Total

Jucai Coal Mine	135,273	13.9%
Liulin Jijiata Dadongzhuang	107,030	11.0%
Yumenzhen Coal Mine	100,332	10.3%
Liulin Nanpo Coal Mine	96,826	10.0%
Renjiasan Coal Mine	87,223	9.0%
Jijiata Coal Mine	77,842	8.0%
Pangpangta Coal Mine	73,421	7.6%
Jijiata Dongzhuang	65,709	6.8%
Liujiazhuang Coal Mine	60,572	6.2%
Liulin Nanyu Coal Mine	55,805	5.8%
Liulin Nianyan Coal Mine	42,976	4.4%
Shipogou Coal Mine	35,583	3.7%
Liujiawan Coal Mine	31,501	3.2%

Total	970,092	100%

	2004
	Volume	% of
Suppliers	(MTs)	Total
Liujiazhuang Coal Mine	47,049	15%
Liulin Dadongzhuang Coal Mine	47,220	15%
Liulin Jijiata Coal Mine	43,983	14%
Jucai Coal Mine	40,035	12%
Liulin Pangpangta Coal Mine	40,212	13%
Liulin Yumenzhen Coal Mine	38,350	12%
Liulin Dongzhuang Coal Mine	35,322	11%
Liulin Renjiashan Coal Mine	28,972	9%

Total	321,143	100%

Prices for raw coking coal are generally negotiated by the parties. However, the local Price Administration Bureau (“PAB”) issues quarterly price range guidance for raw coking coal based on different quality levels (i.e., ash content). Raw coal suppliers are generally allowed to sell at any price as long the do not exceed the guided price range set by the PAB. The circular on the price range of raw coal in Liulin County issued by PAB on February 20, 2005 provides:

•	Grade I: ash 9% - 12%, Su < 0.6, Price RMB450/ton

•	Grade II: ash 13% - 23%, Su < 1.2, Price RMB350/ton

•	Grade III: ash > 23%, Su > 1.2, Price RMB250/ton

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

Expansion

We have significantly expanded our coal cleaning capacity through the acquisition of a new facility near its Shanxi Liulin Jucai Plant (the “New Shanxi Liulin Jucai Plant”), as well as through our acquisition of a new facility and related land use rights in Zhong Yang County, Shanxi Province (the “New Zhong Yang Plant”). Both facilities were acquired in 2005.

•
New Shanxi Liulin Jucai Plant - This facility, which is adjacent to the formerly leased Shanxi Liulin Jucai Plant in Liulin County and located in Liulin County about 2 miles away from Jucai Coal, has an annual cleaning capacity of 1.1 million MT. After completing its testing phase, the New Shanxi Liulin Jucai Plant became fully operational in late 2005. This new facility has separate land use rights owned by Shanxi Coal. Shanxi Coal purchased New Shanxi Liulin Jucai Plant from Resources Group, a related party, at cost for approximately $5,800,000 of which $900,000 is for the 50-year land use rights, $1,000,000 is for the plant and $3,900,000 is for the equipment. Resources Group financed the new facility under a loan.

•
New Zhong Yang Plant - This facility, which is located in Zhong Yang County approximately 15 miles from Jucai Coal and about 3 miles from Resources Group’s Zhong Yang Coal Mine, will have an annual cleaning capacity of 1.2 million MT. This facility is still in the testing phase, but is expected to be fully operational by April 2006. The new facility will have a large storage facility and rail dock. We purchased New Zhong Yang Plant from Resources Group at cost, for approximately $7,200,000 of which $2,000,000 is for the 50-year land use rights, $1,000,000 is for the plant and $4,200,000 is for the equipment. Resources Group financed the new facility under a loan.

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

With our significant expansion of coking coal cleaning capacity, we believe that we are well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries. The Shanxi provincial authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines with outputs between 300,000 and 900,000 into larger mines, in an effort to stream line its coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics. By acquiring modern facilities and adhering to Shanxi Province’s emissions standards, we have adopted a business strategy that we believe ideally fits the industry’s development path and will make us a leader in Shanxi Province’s coal industry.

As we strengthen our market position and increase our capacity with state-of-art, highly-efficient processing facilities and equipment, we believe we will be more competitively positioned to gain market share at the expense of small coal cleaning facilities that have less efficient processing and lack economies of scale.

Customers

Most of our current customers are China coke producers (who then sell their coke to major steel makers) and steel mills that have their own coking facilities. During 2004, we sold approximately 315,000 MT of cleaned coking coal to 11 different customers, with no customer accounting for more than 15.2% of total tonnage sales. In 2005 we sold 677,654 MT of cleaned coking coal to 12 different customers, with no customer accounting for more than 15.3% of total tonnage sales. The represents an increase of over 115% from 2004, due primarily to continued strong demand from existing customers, new capacity coming on line in the fourth quarter, and new customer sales

Sales to our customers in 2004 and 2005 were as follows:

	2005
	Volume	% of
Customers	(MTs)	Total
Baotou Steel Group	103,708	15.3%
Liulin Coal Cleaning Plant	87,702	12.9%
Liulin Jinmei Coal	65,571	9.7%
Jiangsu Yueda	63,332	9.3%
Xiaoyi Jinyan Electricity	58,120	8.6%
Shizhou Coal Gas	54,937	8.1%
Lvliang Longteng Coke	51,658	7.6%
Liulin Dongjiagou Coal Mine	49,947	7.4%
Liulin Luojiapo Coal Mine	44,481	6.6%
Zhongyang Rongxin	42,058	6.2%
Liulin Huatai Coke	30,241	4.5%
Liulin Changzhong Coke	25,900	3.8%

Total	677,654	100%

	2004
	Volume	% of
Customers	(MTs)	Total

Liudian Burning Materials	47,684	15.2%
Liulin Coalmine Washing Plant	42,625	13.5%
Qianyi Jinyan Corp.	32,929	10.5%
Xishan Coal & Electricity Company	30,127	9.6%
Jiansu Yancheng Clean Coal Co., Ltd.	30,028	9.5%
Shizhou Gas Company	27,866	8.9%
Baotou Steel Resources Company	25,822	8.2%
Zhonglu Company	25,037	8.0%
Zhongyang Rongxin	21,060	6.7%
Liuliang Longteng Coking Corporation	18,573	5.9%
Taiyuan Gas Company	12,910	4.1%
Jucai Coal Industry	0	0.0%

Total	314,661	100%

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

In Shanxi Province alone, the independent coke producers supply 50% of China’s coke and 80% of China’s exported coke. We believe that much of the demand for coking coal is currently satisfied by off-specification grade coking coal of a lower quality since the specification grade coking coal supply is so limited. If we are correct, this gap between market demand and supply presents an opportunity for us. This is the market which we intend to continue to pursue aggressively as we believe steel makers will continue to focus on suppliers that can deliver large volume, consistent quality, specification grade coking coal at competitive prices.

We have already signed sales contracts with 4 major steel makers for a combined 1.6 million MT of annual cleaned coking coal. These agreements are not based on ‘take-or-pay’ volume commitments but rather on expected volume requirements of the steel makers which may increase or decrease based on the steel makers’ actual requirements. The duration of the agreements are for one year each and payment terms are the 30th day of each month after receipt of the value-added tax related invoice. Although pricing is set in the contract, prices are generally adjustable based on market movements subject to the negotiation of the parties. If the parties cannot agree to new pricing, there are no commitments for the continued supply. Management believes that most of this new business is being taken way from other suppliers who are not able to supply coking coal at the same quality as we are.

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

If we are able to secure the expected additional new sales volume in 2006, we should be competitively positioned in the market and may be able to command greater bargaining power with its quality-dependent large customers. We believe that the outlook for China’s steel making industry also remains promising due to China’s construction boom, policies designed to boost development of the country’s western provinces, huge infrastructure projects such as the construction of the largest dam in the world (the Three Gorges Dam), the 2008 Beijing Olympic Games and the 2010 Shanghai World Expo. We further believe that coal exports will another developing sales channel for us in the next few years.

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

Intellectual Property

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China’s steel making industry. These washing technologies are licensed from Putai. We have no patents, trademarks, other licenses, franchises, concessions or royalty agreements.

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

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a corporation which owns BVI; and BVI owns Putai. Our operations are conducted exclusively through Shanxi Coal, in which we own no equity interest. Through a series of Operating Agreements among Putai, Shanxi Coal, Zhao Ming and Zhao Yao, we manage and control the operations of Shanxi Coal and receive the economic benefits and incur the risks derived from Shanxi Coal’s operations. If there is a breach of the Operating Agreements by any party, or if the agreements are found to be illegal or not enforceable, we may no longer receive any of the benefits of Shanxi Coal’s operations. The operations of Shanxi Coal are our sole source of revenue.

We rely on a few major customers and the loss of one of these customers could adversely affect our revenues.

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

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. Market prices for raw coking coal generally increased in most regions in China in 2004 and 2005. Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products.

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

If any of Shanxi Coal’s coal sales agreements terminate or expire, our revenues and operating profits could suffer.

A substantial portion of our sales are made under coal sales agreements, which are important to the stability and profitability of our operations. It is common business practice in China that coal purchase and sale agreements are signed for one year terms, with annual renewals. This practice makes it difficult for us to forecast long-term purchase and sale quantities and can negatively affect our ability to manage inventory. These agreements may expire or be terminated. Coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Moreover, even if sales agreements are in force, buyers are generally not obligated to take the quantities specified in the contracts.

Increases in transportation costs could make our operations less competitive and result in the loss of customers.

Coal producers and processors depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to markets. While our customers typically arrange and pay for transportation of cleaned coking coal from our facilities to the point of use, any disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to customers and thus could adversely affect our results of operations. For example, the high volume of raw coal shipped from all Shanxi Province mines could create temporary congestion on the rail systems servicing that region. If transportation for our cleaned coking coal becomes unavailable or uneconomic for our customers, our ability to sell cleaned coking coal could suffer. Transportation costs can represent a significant portion of the total cost of cleaned coal. Since our customers typically pay that cost, it is a critical factor in a distant customer’s purchasing decision. If transportation costs from our facilities to the customer’s are not competitive, the customer may elect to purchase from another company. Moreover, certain coal sales agreements permit the customer to terminate the contract if the cost of transportation increases by specified amounts in any given 12-month period.

We rely on a few major suppliers and the loss of one of these suppliers could adversely affect our revenues.

Seven of our total of eight raw coking coal suppliers provided 10% or more of our total raw coal purchases in tonnage in 2004. Jucai Coal, the coal mine owned 75% by Zhao Yao, supplies us with top quality coking coal. Jucai Coal also sells top quality coking coal to other customers. Jucai Coal sold approximately 20% and 10% of its top quality raw coal production in 2003 and 2004, respectively, to us at prevailing market prices. The raw coking coal purchased from Jucai Coal accounted for approximately 19% and 12.5% of our total raw coal purchases in tonnage in 2003 and 2004, respectively. In 2005 we purchased approximately 13.7% of our raw coal from Jucai Coal and in 2006 we anticipate approximately 300,000 MT of raw coal will be purchased from Jucai Coal. Jucai Coal is an important source of top quality coking coal to Shanxi Coal. If for any reason, Jucai Coal is unable or unwilling to supply its top quality coking coal to us in sufficient quantities, our business will be adversely affected because there are very few large top quality coking coal suppliers in reasonable proximity to our cleaning facilities. Because of our relationship with Jucai Coal, other top quality coking coal suppliers may be unwilling to supply us. In the event top quality raw coking coal is not available or is available in reduced quantities, we may be required to incur additional processing costs and may suffer reduced processing yield if we are forced to substitute a lower grade coal, both of which will adversely impact profitability. In addition, we may not be able to acquire lower grade coal at all. The Shanxi provincial authorities have recently instituted a program to streamline the Province’s coal mining and processing facilities. Mines where we obtain coal could be shut down. Further, the closing of other mines is likely to increase demand on those remaining open, potentially creating shortages and driving up prices, all of which could adversely affect our bottom line.

We may not be able to meet quality specifications required by our customers and as a result could incur economic penalties or cancelled agreements which would reduce our sales and profitability.

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

Our insurance coverage may not be adequate; any material loss to our properties or assets will have a material adverse effect on our financial condition and operations.

We and our subsidiaries and operating company are insured in amounts that do not adequately cover the risks of our business operations. As a result, any material loss or damage to our properties or other assets, or personal injuries arising from our business operations would have a material adverse affect on our financial condition and operations. Neither we or our subsidiaries nor our operating company, Shanxi Coal, carries officer and director liability insurance. This may cause us to experience difficulties in convincing qualified persons to fill such positions.

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

Our ability to receive payment for cleaned coal depends on the continued creditworthiness of our customers. In order to pay our expansion costs, we may be required to make sales to customers who are less creditworthy than our historical customers. Our customer base may change if our sales increase because of our added cleaning capacity. If we are not able to collect our receivables, our revenues and profitability will be negatively affected.

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

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks, rumors or threats of war, actual conflicts involving China or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of processed coal to our customers, decreased sales of coal and extensions of time for payment of accounts receivable from customers. Strategic targets such as energy-related assets may be at greater risk of terrorist attacks than other targets. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any, or a combination, of these occurrences could have a material adverse effect on Shanxi Coal’s business, financial condition and results of operations.

Risks Relating to Doing Business in China

Our Chinese operations pose certain risks because of the evolving state of the Chinese economy, political, and legislative and regulatory systems. Changes in the interpretations of existing laws and the enactment of new laws may negatively impact our business and results of operation.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including its levels of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the Chinese government has been reforming its economic system. These policies and measure may from time to time be modified or revised. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. Furthermore, while the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, some of these measures may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Also, since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth including certain levels of price controls on raw coking coal. Such controls could cause our margins to be decreased. In addition, such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition. Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material and adverse effect on the overall economic growth of China, and could adversely affect our business operations.

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

We are subject to extensive regulation by China’s Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, storage, and distribution of our product. Our processing facilities are subject to periodic inspection by national, province, county and local authorities. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to adjust our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on our business, operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales. Certain of our contracts with customers permit the customers to terminate the contract in the event of changes in regulations affecting the industry that increase the price of coal beyond specified limits.

The government regulation of our coal processing operations impose additional costs on us, and future regulations could increase those costs or limit our ability to crush, clean and process coking coal. China’s central, provincial and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. We are required to prepare and present China’s central, provincial and local authorities data pertaining to the effect or impact that any proposed processing of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement, expansion or continuation of our coal processing operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially and adversely affect our operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us and our customers to change operations significantly or incur increased costs. Certain sales agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

It will be difficult for any shareholder of our company to commence a legal action against our executives. Other than the stock of our subsidiaries, we have no assets in the United States.

We conduct substantially all of our operations through our control of Shanxi Coal. Shanxi Coal and substantially all of Shanxi Coal’s assets are located in Shanxi Province, China. Other than our stock in our subsidiaries, we have no assets in the United States. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Restrictions on Chinese currency may limit our ability to obtain operating capital and could restrict our ability to move funds out of China and to pay dividends.

The Chinese currency, “Renminbi”, or “RMB”, is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support Shanxi Coal’s business operations in the future. We rely on the Chinese government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. Shanxi Coal receives all of its revenues in Renminbi, which is not freely convertible into other foreign currencies. Under our current structure, our income is derived from payments from Shanxi Coal through Putai and BVI. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. Current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations.

In order to pay dividends, a conversion of Renminbi into U.S. dollars is required. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of Shanxi Coal to meet its cash needs, and to pay dividends. However, Putai is presently classified as a wholly-owned foreign enterprise (“WFOE”) in China that has verifiable foreign investment in China, funding having been made through an official Chinese banking channel. Because Putai qualifies for treatment as a WFOE, it can convert Renminbi, declare dividends and its funds can be repatriated to Puda Coal in the United States under current laws and regulations in China, subject to limitations and restrictions imposed by Chinese laws, such as the SAFE notices issued by the State Administration of Foreign Exchange. However, the Chinese laws governing foreign currency exchange are evolving, and changes in such laws may adversely affect the ability to convert Renminbi, declare dividends and repatriate funds to the United States. Because our cash flow is dependent on dividend distributions from our affiliated entities in China, we may be restricted from distributing dividends to stockholders if we do not receive distributions of dividends from our affiliates.

Our ownership structure is subject to regulatory controls which could cause our subsidiaries to be subject to penalties or which may restrict our ability to repatriate and distribute profits.

The State Administration of Foreign Exchange (“SAFE”) in China issued public Circular No. 75 on October 21, 2005 concerning foreign exchange regulations on financings and returns on investments made by PRC residents through off-shore investment vehicles. The circular went into effect November 1, 2005 and replaces Circular No. 11 issued January 24, 2005 and Circular No. 29 issued April 8, 2005 concerning foreign investment regulations on mergers and acquisitions in China. Circular No. 75 eliminates the requirement under the prior two circulars for the China Ministry of Commerce (“MOFCOM”) to approve offshore investments made by PRC individual residents. This change effectively enables PRC individual residents to set up, control or otherwise invest into China through an offshore vehicle for the purposes of attracting overseas financing and facilitating an offshore public listing or offshore merger and acquisition exit, so long as such individuals comply with the SAFE registration procedures contained in Circular No. 75.

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

Through the Operating Agreements and an offshore holding structure, we manage and control the operations of Shanxi Coal and receive the economic benefits of and incur the risks from Shanxi Coal’s operations. Neither we or BVI nor Putai have any equity ownership in Shanxi Coal. If the Chinese government determines that our agreements with Shanxi Coal are not in compliance with applicable regulations, our business interests in China could be adversely affected. Shanxi Coal’s operations are our sole source of revenue. Pursuant to the Operating Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Further, each of the individual owners of Shanxi Coal have granted Putai the exclusive right and option to acquire all of their registered capital of Shanxi Coal and have authorized Putai to vote at any meeting or action of the owners of Shanxi Coal and to act as the representative for such owners in all matters respecting Shanxi Coal. The Chinese government may determine that the Operating Agreements are not in compliance with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the Chinese government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

We may also encounter difficulties in obtaining performance under, or enforcement of, the Operating Agreements. We must rely on the Operating Agreements to control and operate Shanxi Coal’s business. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, Shanxi Coal could fail to take actions required for our business or fail to maintain and operate its business in compliance with its contractual obligation to do so. Shanxi Coal may transact business with parties not affiliated with us. If Shanxi Coal fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. Individual equity owners of Shanxi Coal may have conflicts of interest and may not act in our best interest, especially if they leave the employ of Puda Coal.

We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi will continue to change in the future. Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results. Results of Shanxi Coal’s operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

Because our operations are located in China, information about our operations are not readily available from independent third-party sources.

Because our sole operating company, Shanxi Coal, is based in China, shareholders may have greater difficulty in obtaining information about Shanxi Coal on a timely basis than would shareholders of an entirely U.S.-based company. Shanxi Coal’s operations will continue to be conducted in China and shareholders may have difficulty in obtaining information about Shanxi Coal from sources other than Shanxi Coal itself. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits, contract awards for development projects, etc. will not be readily available to shareholders. Shareholders will be dependent upon Shanxi Coal’s management for reports of Shanxi Coal’s progress, development, activities and expenditure of proceeds.

Item 2. Description of Property

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

The two new plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group, which is controlled by Zhao Ming (80%), by Zhao Yao (10%), by Xue Ning (5%) and by Xue Yue (5%). The New Shanxi Liulin County Plant started formal production in late 2005. The New Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million. The New Zhong Yang County Plant has started trial production, with formal production expected to start in April of 2006. The New Zhong Yang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly. The loan is secured by the New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant.

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

Total Fixed Assets of the Insured: $3,699,136.87 (RMB30,000,000).

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

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchase of Equity Securities

Market Information

Our common stock is quoted under the symbol, “PUDC” on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. All prices prior to the quarter ended June 30, 2004 reflect activity in our common stock prior to the announcement of our agreement to enter into the exchange to acquire BVI. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.:

	High	Low

2003
March 31, 2003	*	*
June 30, 2003	*	*
September 30, 2003	*	*
December 31, 2003	*	*

2004
March 31, 2004**	.200	.200
June 30, 2004	.800	.200
September 30, 2004	1.000	.700
December 31, 2004	1.000	1.000

2005
March 31, 2005	1.000	1.000
June 30, 2005	9.000	1.000
September 30, 2005***	3.900	1.000
December 31, 2005	3.750	1.020

*	no available quoted prices during these periods.

**	first available price February 17, 2004.

***
10 for 1 stock split occurred September 8, 2005; the high price of $3.90 occurred prior to the split; the post-split high for the quarter was $2.30; the low of $1.00 occurred before the split; the post-split low was $1.05.

Holders

As of December 31, 2005, there were approximately 90 stockholders of record of our common stock.

Dividends

Prior to our entering into the Operating Agreements, Shanxi Coal declared dividends of $1,295,000, $2,393,000 and $1,452,000 in 2003, 2004 and 2005 respectively. Of the amounts declared, we distributed $0, $3,204,000 and 944,000 in 2003, 2004 and 2005, respectively. $992,000 remains declared but unpaid. The dividends were distributed between Zhao Ming (80%) and Zhao Yao (20%).

Any future determination as to the declaration and payment of dividends on Puda Coal’s Common Stock will be made at the discretion of Puda Coal’s board of directors out of funds legally available for such purpose. Puda Coal is under no contractual obligations or restrictions to declare or pay dividends on its Common Stock. In addition we currently have no plans to pay such dividends. However, even if we wish to pay dividends, because our cash flow is dependent on dividend distributions from our affiliated entities in China, we may be restricted from distributing dividends to our holders of Common Stock in the future if at the time we were unable to obtain sufficient dividend distributions from Shanxi Coal or Putai. Because we do not own Shanxi Coal we will not receive stock dividends from them. If we do receive proceeds from them, it will be through our Operating Agreement. If we were to acquire Shanxi Coal, under current law there is no restriction on a PRC company’s ability to pay dividends to its shareholders because its shareholders are not Chinese, however, various factors could limit the ability of Shanxi Coal and Putai to distribute dividends to our subsidiaries, including the obligations of Shanxi Coal and Putai under the laws of China to maintain and continuously fund certain Chinese government mandated reserve accounts and foreign currency exchange regulations. The board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plan

Neither we nor Shanxi Coal maintain any equity incentive or stock option plan. Accordingly, the Company granted no options to purchase any equity interests to any employees or officers and issued no stock options to any officers.

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

Purchase of Equity Securities by the Issuer

During the fourth quarter of 2005 we did not purchase any of our equity securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

You should read the following description of our results of operations and financial condition in conjunction with the audited financial statements presented in this Amendment No. 2 to the annual report on Form 10-KSB/A. Unless otherwise specified, all dollar amounts are in U.S. dollars.

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

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in this Form 10-KSB/A and incorporated herein by reference or included in our previous filings with the SEC.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement described in Note 28 to the consolidated financial statements for the fiscal year ended December 31, 2005 contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed annual report for corresponding period. The consolidated balance sheet as of December 31, 2005, the consolidated statement of operations for the fiscal year ended December 31, 2005 and the consolidated statement of cash flows for the fiscal year ended December 31, 2005 present the effect of changes in our consolidated financial statements caused by the restatement.

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

Interest Expense. Interest expense was $4,000 in the year ended December 31, 2004 and $531,000 in the year ended December 31, 2005. The increase of $527,000 was primarily the result of interest expense of $114,000 on the 8% convertible notes issued on November 18, 2005, and the amortization, due to converted shares, of $417,000 of the discount on the conversion feature related to the notes.

Debt Financing Costs. Debt financing costs in the year ended December 31, 2005 include amortization of debt issue costs of $739,000, and amortization of discount on convertible notes and deferred financing costs of warrants of $4,225,000. No such expense was incurred in the year ended December 31, 2004.

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

Net Income. Net income was $965,000 in the year ended December 31, 2005, compared to $3,693,000 in the year ended December 31, 2004, a decrease of $2,728,000, or 74%, mainly due to increased gross profit of $5,157,000 and increased derivative unrealized fair value gain of $700,000, which was offset by increased operating expenses of $1,543,000, increased interest expenses of $527,000, increased debt financing costs of $4,964,000 and increased income taxes of $1,573,000 in the year ended December 31, 2005.

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

Net cash provided by financing activities was $10,020,000 in the year ended December 31, 2005, compared with net cash used in financing activities of $3,204,000 in the year ended December 31, 2004. The increase of $13,224,000 was principally due to the issuance of convertible notes of $12,500,000 on November 18, 2005 and the decrease in dividend distribution of $2,257,000, which was offset by the increase in debt issue costs of $1,583,000.

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

Our Zhong Yang County plant, which started trial production at the end of November, is expected to start formal production in April of 2006. If technical issues arise during trial production of the plant or thereafter, we may need to pay further costs towards making it fully operational. In such an event, we would use the proceeds we received from our private placement in November 18, 2005 to pay these further costs. We are also considering the construction of a power generating plant. We intend to use a portion of the proceeds from the exercise of the warrants issued in our November 2005 private placement to the extent such warrants are exercised. However, these proceeds which would aggregate $15,000,000 to the extent they are all fully exercised are not sufficient to pay the $18,100,000 the plant is projected to cost. The balance of the cost would be paid from our operations, or we would have to secure a loan or issue additional equity.

We believe that our liquidity will be adequate to satisfy our obligations for the foreseeable future. The adjustments in the amortization method affected some of the items within the Company’s consolidated statement of cash flows for the fiscal year ended December 31, 2005 but did not impact the cash and cash equivalents at the end of the period. Future requirements for our business needs, including the funding of capital expenditures and debt service for outstanding financings are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources. However, we may not be able to generate sufficient operating cash flow and external financing sources may not be available in amounts or on terms sufficient to meet our liquidity needs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Puda Coal’s Significant Accounting Estimates and Policies

The discussion and analysis of Puda Coal’s financial condition and results of operations is based upon Shanxi Coal’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Shanxi Coal’s to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, Shanxi Coal’s evaluates its estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. Shanxi Coal’s bases its estimates on historical experience and on various other assumptions that Puda believes to be reasonable under the circumstances, the results of which form Shanxi Coal’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, goodwill is tested by comparing net book value of the reporting entity to fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

Revenue from sales of processed coal is generally recognized during the period when the coal is delivered and title passes to the purchaser.

Shanxi Coal’s functional currency is China’s Renminbi (“RMB”) and its reporting currency is U.S. dollars. Shanxi Coal’s balance sheet accounts are translated into U.S. dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the years ended December 31, 2003 and 2004. The PRC during 2003 and 2004 fixed the exchange rate of 8.28 RMB per US$1.00.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on Puda Coal because it has not previously engaged in any significant transactions that are subject to the restrictions.

Item 7. Financial Statements

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 And 2004
Together With Report Of
Independent Registered Public Accounting Firm

PUDA COAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheet	F-4-F-5

Consolidated Statements of Operations	F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9-F-38

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

As discussed in Note 28 to the accompanying financial statements, the Company restated its financial statements as of and for the year ended December 31, 2005.

Moore Stephens

Certified Public Accountants
Hong Kong

February 24, 2006 except for Note 25,
as to which the date is March 20, 2006,
and Notes 11 and 28, as to which the date is
September 13, 2006

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2005
(In thousand of United States dollars)

		December 31, 2005
	Note(s)	(Restated - see Note 28)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	22	$12,067
Restricted cash	3, 22	615
Accounts receivable, net	4	4,224
Other receivables
- Related parties	5	17
- Third parties		36
Advances to suppliers		2,959
Deferred charges	11	4,594
Inventories	6	7,559

Total current assets		32,071

PROPERTY, PLANT AND EQUIPMENT, NET	7	10,823

INTANGIBLE ASSETS, NET	8	3,807

TOTAL ASSETS		$46,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	5, 10	$1,300
Accounts payable
- Related party	5	154
- Third parties		1,172
Other payables
- Related party	5	874
- Third parties		708
Accrued expenses		363
Income taxes payable	9	1,397
VAT payable	9	317
Distribution payable		992

Total current liabilities		7,277

LONG-TERM LIABILITIES
Long-term debt
- Related party	5, 10	11,700
Convertible notes	11	1,917
Derivative conversion feature	11	5,720
Derivative warrants	11	11,288

Total long-term liabilities		30,625

COMMITMENTS AND CONTINGENCIES	12

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEET (Continued)
December 31, 2005
(In thousand of United States dollars)

		December 31, 2005
	Note(s)	(Restated - see Note 28)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000	13	75
Paid-in capital		4,625
Statutory surplus reserve fund	14	1,366
Retained earnings		2,579
Accumulated other comprehensive income		154

Total stockholders’ equity		8,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$46,701

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars, except per share data)

		Years ended December 31,
		2005	2004
	Note(s)	(Restated - see Note 28)

NET REVENUE		$51,710	$19,735

COST OF REVENUE	5	(40,047)	(13,229)

GROSS PROFIT		11,663	6,506

OPERATING EXPENSES
Selling expenses		791	322
General and administrative expenses	5	789	203
Other operating expenses	15	902	414

TOTAL OPERATING EXPENSES		2,482	939

INCOME FROM OPERATIONS		9,181	5,567

GAIN/(LOSS) ON SHORT-TERM INVESTMENTS		6	(4)

INTEREST INCOME		12	-

INTEREST EXPENSE		(531)	(4)

DEBT FINANCING COSTS	16	(4,964)	-

DERIVATIVE UNREALIZED FAIR VALUE GAIN	17	700	-

INCOME BEFORE INCOME TAXES		4,404	5,559

INCOME TAXES	18	(3,439)	(1,866)

NET INCOME		965	3,693

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		154	-

COMPREHENSIVE INCOME		$1,119	$3,693

EARNINGS PER SHARE-BASIC		$0.01	$0.05
-DILUTED		$0.01	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	19	73,950,274	73,750,000
-DILUTED	19	77,576,036	73,762,817

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars)

	COMMON STOCK			STATUTORY SURPLUS		ACCUMULATED OTHER	TOTAL
	No. of shares		PAID-IN CAPITAL	RESERVE FUND	RETAINED EARNINGS	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance, January 1, 2004, as recapitalized (see Notes 1 and 13)	73,750,000	$74	$2,643	$675	$2,457	$-	$5,849
Net income	-	-	-	-	3,693	-	3,693
Transfer to statutory surplus reserve fund	-	-	-	568	(568)	-	-
Dividend distribution	-	-	-	-	(2,393)	-	(2,393)

Balance, December 31, 2004	73,750,000	74	2,643	1,243	3,189	-	7,149

Shareholder contribution	-	-	50	-	-	-	50
Notes converted to common stock, November 18, 2005, at $0.50 per share	1,700,000	1	849	-	-	-	850
Conversion feature transferred to equity upon conversion	-	-	417	-	-	-	417
Net income	-	-	-	-	965	-	965
Transfer to statutory surplus reserve fund	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	(1,452)	-	(1,452)
Difference between book value of assets of a related party and the purchase price for assets being conveyed from the related party (see Notes 7 and 8)	-	-	666	-	-	-	666
Foreign currency translation adjustment	-	-	-	-	-	154	154

Balance, December 31, 2005 (Restated - see Note 28)	75,450,000	$75	$4,625	$1,366	$2,579	$154	$8,799

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars)

		Years ended December 31,
		2005	2004
	Notes	(Restated - see Note 28)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$965	$3,693
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights		9	4
Depreciation		183	111
Provision for doubtful debts		5	1
Amortization of debt issue costs		739	-
Amortization of discount on convertible notes and warrants		4,225	-
Derivative unrealized fair value gain		(700)	-
Discount on converted shares expensed as interest expense		417	-
Changes in operating assets and liabilities:
Decrease/(increase) in short-term investments		117	(117)
Increase in accounts receivable		(1,507)	(383)
Decrease/(increase) in notes receivable		638	(372)
Decrease in other receivables		2,251	569
Increase in advances to suppliers		(2,430)	(70)
(Increase)/decrease in inventories		(3,994)	20
Increase in accounts payable		610	37
Decrease in notes payable		-	(72)
Increase in accrued expenses		115	73
Decrease in advance from customers		-	(368)
Increase in other payables		1,094	147
(Decrease)/increase in income tax payable		(611)	187
Increase/(decrease) in VAT payable		66	(856)
Increase in restricted cash		(615)	-

Net cash provided by operating activities		1,577	2,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of convertible notes		12,500	-
Debt issue costs		(1,583)	-
Shareholder contribution		50	-
Distribution paid to owners of a subsidiary		(947)	(3,204)

Net cash provided by/(used in) financing activities		10,020	(3,204)

Effect of exchange rate changes on cash		157	-

Net increase/(decrease) in cash and cash equivalents		11,754	(600)
Cash and cash equivalents at beginning of year		313	913

Cash and cash equivalents at end of year		$12,067	$313

Supplementary cash flow information:	20

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(the “Company” or “Puda”) is a corporation organized under Florida law headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company’s activities consisted of capital transactions, organization, and development of the Company’s Phoslock product line.

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

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”). The share data has been retroactively adjusted for the Reverse Split (Note 13).

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization, Puda Coal, Inc. owns all of the outstanding capital stock of Puda Investment Holding Limited, which in turn, owns all of the outstanding capital stock of Taiyuan Putai Business Consulting Co., Ltd. As of December 31, 2005, the organizational structure of the Group as at December 31, 2005 is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited (“BVI”)		Zhao Ming (80%) and Zhao Yao (20%)
| 100%		|
Taiyuan Putai Business Consulting Co., Ltd. “Putai”	Operating Agreements Operation and Control à ß Economic Benefits and Risks	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

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

(i) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

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

4. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

December 31, 2005
‘000

Balance, beginning of year	$29
Additions	5

Balance, end of year	$34

The Group did not have any bad debts in the years ended December 31, 2005 and 2004.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions

As of December 31, 2005, the Group had the following amounts due from/to related parties:-

December 31, 2005
$’000

Other receivable from an owner, Zhao Ming	$17
Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$154
Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$673

Other payable to an owner, Zhao Yao	201

$874
Loan payable to Resources Group:
-current portion	$1,300
-non-current portion	11,700

$13,000

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The amount payable to Zhao Yao represents land-use rights paid by him on behalf of Shanxi Coal (see Note 8).

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

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province. The Liulin County plant is expected to have an annual clean coal washing capacity of 1.1 million metric tons while the Zhong Yang County plant is expected to have an annual clean coal washing capacity of 1.2 million metric tons. The Liulin County plant started formal production at the end of November 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhong Yang County plant started trial production at the end of November 2005, with formal production expected to start by the end of March 2006. The Zhong Yang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly (see Notes 7, 8 and 10). The conveyance loan is subordinated to the convertible notes (see Note 10).

6. Inventories

As of December 31, 2005, inventories consist of the following:

December 31, 2005
$’000

Raw materials	$6,516
Finished goods	1,043

Total	$7,559

There was no allowance for losses on inventories as of December 31, 2005.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net

As of December 31, 2005 property, plant and equipment consist of following:

December 31, 2005
$’000
Cost:
Buildings and facilities	$2,961
Machinery equipment	8,131
Motor vehicles	254
Office equipment and others	76

11,422

Accumulated depreciation:
Buildings and facilities	107
Machinery equipment	345
Motor vehicles	118
Office equipment and others	29

599
Carrying value:
Buildings and facilities	2,854
Machinery equipment	7,786
Motor vehicles	136
Office equipment and others	47

$10,823

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets

Land-use rights
December 31, 2005
$’000

Cost	$3,831

Accumulated amortization	24

Carrying value	$3,807

Land-use rights of $197,000 paid by Zhao Yao on behalf of Shanxi Coal is located in Liulin County, Shanxi Province and are amortized over fifty years up to March 2051 (see Note 5).

On November 17, 2005, Shanxi Coal purchased two new coal washing plants and related coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province for a total purchase price of $13,000,000, of which land-use rights amounted to $2,900,000, buildings and facilities amounted to $2,000,000 (see Note 7) and machinery equipment amounted to $8,100,000 (see Note 7). The purchase price of the land-use rights of Liulin County and Zhong Yang County are $900,000 and $2,000,000, respectively. The costs of the land-use rights of Liulin County and Zhong Yang County in the financial statements are $1,392,000 and $2,242,000, respectively, being the book value of these land-use rights of Resources Group on transfer. The total difference between the purchase price and the book value of Resources Group of $734,000 was credited to paid-in capital. The land-use rights of Liulin County are amortized over fifty years up to August 4, 2055 and land-use rights of Zhong Yang County are amortized over fifty years up to May 20, 2055.

Amortization expense for the years ended December 31, 2005 and 2004 was approximately $9,000 and $4,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2006, 2007, 2008, 2009 and 2010 amounts to approximately $62,000, $62,000, $62,000, $62,000 and $62,000, respectively.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt

December 31, 2005
$’000

Conveyance loan	$13,000
Less: current portion	(1,300)
Long-term portion	$11,700

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhong Yang County, Shanxi Province for a total purchase price of $13,000,000. The purchase price of $13,000,000 is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. Amount payable of $1,300,000 in 2006 was included in current portion of long-term debt. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Note 5).

The future principal payments under the conveyance loan as of December 31, 2005 are as follows:

December 31, 2005
Year	$’000

2006	$1,300
2007	1,300
2008	1,300
2009	1,300
2010	1,300
Thereafter	6,500
$13,000

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Convertible Notes and Related Warrants (continued)

Investors were given “full ratchet” anti-dilution protection under the notes and the warrants, meaning that the conversion price under the notes and the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda’s common stock should such per share price be lower than the conversion price of the notes or the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the conversion of the notes or exercise of the warrants, (ii) the issuance of shares of common stock for the payment of the penalties under the notes, or (iii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda’s stockholders. The conversion price of the notes and the exercise price of the warrants are also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, and rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of (i) the common stock into which the notes may be converted, and (ii) the common stock underlying the warrants, on a registration statement to be filed with the Securities and Exchange Commission (“SEC”). Such registration statement is required to be filed within 30 days following the date of closing of the offer and sale of the units, which occurred on November 18, 2005, and declared effective within 120 days from that date, or Puda will be subject to pay a penalty to investors of an amount equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock for every 30 day period, or part thereof, after the relevant date. Puda is required to pay the costs associated with the registration statement. Puda is also required to pay investors an amount equal to 1% of the purchase price of each unit held by investors for every 30 day period that Puda becomes deficient in its periodic reporting requirements with the SEC under the Securities Exchange Act of 1934, as amended until all the securities have been sold by the investors. This late filing penalty will be in addition to any other penalties and is payable in shares of Puda’s common stock. Puda may redeem all, but not less than all, of the warrants at $0.001 per share of common stock of Puda subject to 30 business days’ prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an adjusted basis for at least 20 consecutive trading days and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period. Puda will be subject to default on the notes should they fail to (i) make timely interest payment and such default continues for 15 days, (ii) make payment of the principal when due, (iii) comply with any other agreements under the Note, (iv) commences bankruptcy, provided that note holders representing at least 50% of the principal amount of the notes have notified Puda of the default and Puda has not cured the default within 45 days of such notice.

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The warrants are freestanding derivative financial instruments. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to account for the conversion feature and warrants as derivatives. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities. The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the consolidated statement of operations as “Derivative unrealized fair value gain / (loss)”.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Convertible Notes and Related Warrants (continued)

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $2.25 per share, or $56,250,000, and the conversion feature, has a value of $2.17 per share, or $54,250,000. The parameters used in the model include the stock market price on the issuance date of $2.46, exercise price of warrants of $0.60, (conversion price of note of $0.50), contractual term of five years (three years for conversion feature), risk-free interest rate for treasury bills of 3.89% and historical volatility of 110% based on the previous twelve months stock price.

As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The portion of the discount of $417,000 related to the converted shares was recorded in interest expense. The amount amortized in the year ended December 31, 2005 was $229,000. The unamortized amount of $5,491,000 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010 and the amount amortized in the year ended December 31, 2005 was $2,121,000. The unamortized amount of $4,242,000 was offset against convertible notes. There was no material change in the allocated fair values of conversion feature and warrants as of December 31, 2005.

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including “full ratchet” anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the year ended December 31, 2005 was $1,875,000. The unamortized amount of $3,750,000 was recorded in deferred charges. As of December 31, 2005, these warrants were valued at $1.97 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $700,000 was included in the consolidated statements of operations.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008 and the amount amortized in the year ended December 31, 2005 was $739,000. The unamortized amount of $844,000 as of December 31, 2005 was recorded in deferred charges.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Convertible Notes and Related Warrants (continued)

As of December 31, 2005, long-term liabilities include the following:

December 31, 2005
$000
Convertible notes:
Gross amount issued	$12,500
Less: amount converted on November 18, 2005	(850)
Less: unamortized discount on conversion feature	(5,491)
Less: unamortized discount on note warrants	(4,242)
$1,917

Derivative conversion feature:
Amount allocated to conversion feature	$6,137
Less: amount transferred to equity upon conversion	(417)
$5,720

Derivative warrants:
Amount allocated to investor warrants	$6,363
Placement agent warrants	5,625
Less: change in fair value	(700)
$11,288

Interest expense on the convertible notes in the year ended December 31, 2005 amounted to $114,000.

12. Commitments and Contingencies

As of December 2005 and 2004, the Group leased equipment, plant and office premises under several operating lease agreements expiring in 2006, 2007 and 2008, respectively (see Note 5).

The future minimum lease payments under the above-mentioned leases as of December 31, 2005 are as follows:-

December 31, 2005
Year	$’000

2006	$6
2007	6
2008	6

$18

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

16. Debt Financing Costs

Debt financing costs for the year ended December 31, 2005 include amortization of debt issue costs of $739,000 (2004: $nil) and amortization of discount on convertible notes and warrants of $4,225,000 (2004: $nil) (See Note 11).

17. Derivative Unrealized Fair Value Gain

Derivative unrealized fair value gain of $700,000 (2004: $nil) represented the change in fair value of the derivative warrants (see Note 11).

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

Details of income taxes in the statements of operations are as follows:-

	Years ended December 31,
	2005	2004
	$’000	$’000

Current year provision	$3,439	$1,866

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Years ended December 31,
	2005	2004
	$’000	$’000

Income before income taxes	$4,404	$5,559

Income tax on pretax income at statutory rate	1,497	1,890
Tax effect of expenses that are not deductible in determining taxable profits	2,195	32
Tax effect of income that is not taxable in determining taxable profits	(238)	-
Effect of different tax rates of subsidiary operating in other jurisdictions	(94)	(56)
Valuation allowance	79	-

Income tax at effective rate	$3,439	$1,866

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

At December 31, 2005, deferred tax assets consist of:

December 31, 2005
$’000

Net operating loss carryforwards	$455
Less: Valuation allowance	(455)

Net	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Basic and Diluted Weighted Average Number of Shares

	Year ended December 31,
	2005	2004

Basic weighted average number of shares	73,950,274	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	56,218	12,817
Assumed conversion of notes	1,742,904	-
Assumed exercise of warrants	1,826,640	-

Diluted weighted average number of shares	77,576,036	73,762,817

20. Supplementary cash flow information

	Years ended December 31,
	2005	2004
	$’000	$’000

Cash paid during the period for:
Interest	$114	$4
Income taxes (see Note 5)	$2,039	$-

Major non-cash transactions:
Notes converted into common shares	$850	$-
Dividend declared	$1,452	$2,393
Purchase of land-use rights, property, plant and equipment from Resources Group (see Note 5)	$13,000	$-

21. Options

As at December 31, 2005, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split		Exercise price	Expiry date	Estimated Fair value
					$’000
150,000	15,000 (i	)	$0.10	October 20, 2008	31
500,000	50,000 (ii	)	$1	October 27, 2006	58
1,000,000	100,000 (iii	)	$1	November 5, 2006	115

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

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

The net sales to customers representing at least 10% of net total sales are as follows:

	December 31,
Customers	2005		2004
	$’000%		$’000%

Customer A	$6,588	13	$2,664	13
Customer B	$7,810	15	$-	-
Customer C	$-	-	$2,056	10
Customer D	$-	-	$2,923	15

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Concentrations and Credit Risk (continued)

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2005 and 2004, respectively:

	December 31,
Customers	2005		2004
	$’000%		$’000%

Customer E	$480	11	$327	12
Customer F	$470	11	$-	-
Customer G	$465	11	$323	12
Customer A	$-	-	$451	16
Customer C	$-	-	$300	11

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

25. Subsequent Events

As at the date of the auditor’s report on this Subsequent Events note to the financial statements (March 20, 2006), the registration statement regarding the convertible notes and related warrants as described in Note 11 has not been declared effective by the SEC. The relevant date of March 17, 2006 for having the SEC declare the registration effective has passed. Therefore, Puda is required to pay the penalty to investors for the delay in getting them registration rights. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30 day period, or part thereof, after the relevant date. The penalty payable to the investors is approximately $4,200 per day after the relevant date.

26. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment, an Amendment of SFAS No. 123.” SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Group for the year ending December 31, 2006. The adoption of SFAS No. 123R is expected to have no material impact on the Group’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for the year ending December 31, 2006. The adoption of SFAS No. 153 is expected to have no material impact on the Group’s consolidated financial statements.

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

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

December 31, 2005
(Restated - see Note 28)
ASSETS
CURRENT ASSETS
Restricted cash	$615
Deferred charges	4,594

Total current assets	5,209

INVESTMENT IN SUBSIDIARIES	12,465

TOTAL ASSETS	$17,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

LONG-TERM LIABILITIES
Convertible notes	1,917
Derivative conversion feature	5,720
Derivative warrants	11,288

Total long-term liabilities	18,925

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000 shares	75
Paid-in capital	4,692
Accumulated deficit	(6,018)

Total stockholders’ equity	(1,251)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,674

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

For the period from July 15, 2005 to December 31, 2005
(Restated - see Note 28)

Revenue	$-

General and administrative expenses	(118)

Loss from operations	(118)

Interest expenses	(531)

Debt financing costs	(4,964)

Derivative unrealized fair value gain	700

Net loss	$(4,913)

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousand of United States dollars)

For the period from July 15, 2005 to December 31, 2005
(Restated - see Note 28)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,913)
Adjustments to reconcile net income to net cash used in Operating activities
Amortization of debt issue costs	739
Amortization of discount on convertible notes and warrants	4,225
Derivative unrealized fair value gain	(700)
Discount on converted shares expensed as interest expense	417
Changes in operating assets and liabilities:
Advances to subsidiaries	(10,070)
Increase in restricted cash	(615)

Net cash used in operating activities	(10,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of convertible notes	12,500
Debt issue costs	(1,583)

Net cash provided by financing activities	10,917

Net increase in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements

After reviewing certain accounting principles the Company had applied in its previously issued financial statements, management determined that the Company’s accounting for derivative feature relating to the Company’s convertible note should have been classified as a liability and revalued at the end of each period in its consolidated balance sheet in accordance with SFAS No. 133 and EITF 00-19. Consequently, management restated its annual consolidated financial statements as of December 31, 2005 and for the year then ended. These restatements, as detailed below, were made in accordance with the provisions of SFAS 154 for correction of errors. No prior period financial statements have been restated because 2005 is the first year impacted by the restatements. There was no tax effect as a result of the restatements.

The first restatement, which was made on May 9, 2006, involved the adjustment in the presentation of the Company’s derivative feature associated with its convertible notes and the adjustment in the amortization periods of the discounts and debt issue costs. The restatement has the effect of increasing current assets by $819,000, decreasing current liabilities by $10,450,000, increasing long-term liabilities by $9,346,000 and increasing the stockholders’ equity by $1,923,000 as of December 31, 2005, and increasing the Company’s net income by $8,364,000 for the year ended December 31, 2005.

The second restatement, which was made on September 13, 2006, involved the usage of the contractual terms of the conversion feature and warrants of 3 years and 5 years, respectively, instead of an expected term of one year as originally used under the Black-Scholes Model in calculating the fair values of the conversion feature and warrants, and the adjustment in the amortization method from straight line to effective interest method for debt issue costs and discount on convertible feature and warrants. The restatement has the effect of decreasing current assets by $1,565,000, increasing long-term liabilities by $2,616,000 and decreasing the stockholders’ equity by $4,181,000 as of December 31, 2005, and decreasing the Company’s net income by $4,164,000 for the year ended December 31, 2005.

This adjustment in the presentation of the Company’s derivative feature affected some of the items within the Company’s consolidated statement of cash flows for the year ended December 31, 2005 but did not impact cash at the end of the year. The adjustments to the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows are summarized as follows:

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED BALANCE SHEET
December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (before second restatement)	Second Restatement	Restated (after second restatement)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,067	$-	$12,067	$-	$12,067
Restricted cash	615	-	615	-	615
Accounts receivable, net	4,224	-	4,224	-	4,224
Other receivables
- Related parties	17	-	17	-	17
- Third parties	36	-	36	-	36
Advances to suppliers	2,959	-	2,959	-	2,959
Deferred charges	5,340	819	6,159	(1,565)	4,594
Inventories	7,559	-	7,559		7,559

Total current assets	32,817	819	33,636	(1,565)	32,071

PROPERTY, PLANT AND EQUIPMENT, NET	10,823	-	10,823	-	10,823

INTANGIBLE ASSETS, NET	3,807	-	3,807	-	3,807

TOTAL ASSETS	$47,447	$819	$48,266	$(1,565)	$46,701

CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300	$-	$1,300
Accounts payable
- Related party	154	-	154	-	154
- Third parties	1,172	-	1,172	-	1,172
Other payables
- Related party	874	-	874	-	874
- Third parties	708	-	708	-	708
Accrued expenses	363	-	363	-	363
Income taxes payable	1,397	-	1,397	-	1,397
VAT payable	317	-	317	-	317
Distribution payable	992	-	992	-	992
Warrants	10,450	(10,450)	-	-	-

Total current liabilities	17,727	(10,450)	7,277	-	7,277

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED BALANCE SHEET (continued)
December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (before second restatement)	Second Restatement	Restated (after second restatement)
LONG-TERM LIABILITIES
Long-term debt
- Related party	11,700	-	11,700	-	11,700
Convertible notes	11,650	(11,532)	118	1,799	1,917
Less: discount on convertible Notes	(4,687)	4,687	-	-	-
Derivative conversion feature	-	5,943	5,943	(223)	5,720
Derivative warrants	-	10,248	10,248	1,040	11,288

Total long-term liabilities	18,663	9,346	28,009	2,616	30,625

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000	75	-	75	-	75
Paid-in capital	4,208	434	4,642	(17)	4,625
Paid-in capital-conversion feature	6,875	(6,875)	-	-	-
Statutory surplus reserve fund	1,366	-	1,366	-	1,366
(Accumulated deficit)/retained earnings	(1,621)	8,364	6,743	(4,164)	2,579
Accumulated other comprehensive income	154	-	154	-	154

Total stockholders’ equity	11,057	1,923	12,980	(4,181)	8,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,447	$819	$48,266	$(1,565)	$46,701

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2005
(In thousand of United States dollars, except per share data)

	Initial Filing	First Restatement	Restated (before second restatement)	Second Restatement	Restated (after second restatement)

NET REVENUE	$51,710	$-	$51,710	$-	$51,710

COST OF REVENUE	(40,047)	-	(40,047)	-	(40,047)

GROSS PROFIT	11,663	-	11,663	-	11,663

OPERATING EXPENSES
Selling expenses	791	-	791	-	791
General and administrative expenses	789	-	789	-	789
Other operating expenses	902	-	902	-	902

TOTAL OPERATING EXPENSES	2,482	-	2,482	-	2,482

INCOME FROM OPERATIONS	9,181	-	9,181	-	9,181

GAIN ON SHORT-TERM INVESTMENTS	6	-	6	-	6

INTEREST INCOME	12	-	12	-	12

INTEREST EXPENSE	(114)	(434)	(548)	17	(531)

DEBT FINANCING COSTS	(8,881)	8,098	(783)	(4,181)	(4,964)

DERIVATIVE UNREALIZED FAIR VALUE GAIN	-	700	700	-	700

INCOME BEFORE INCOME TAXES	204	8,364	8,568	(4,164)	4,404

INCOME TAXES	(3,439)	-	(3,439)	-	(3,439)

NET (LOSS)/INCOME	(3,235)	8,364	5,129	(4,164)	965

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	154	-	154	-	154

COMPREHENSIVE (LOSS)/INCOME	$(3,081)	$8,364	$5,283	$(4,164)	$1,119

(LOSS)/EARNINGS PER SHARE
-BASIC	$(0.04)	$0.11	$0.07	$(0.05)	$0.01
-DILUTED	$(0.04)	$0.11	$0.07	$(0.06)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARE OUTSTANDING-BASIC	73,950,274	-	73,950,274	-	73,950,274
- DILUTED	73,950,274	3,625,762	77,576,036	-	77,576,036

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (before second restatement)	Second Restatement	Restated (after second restatement)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(3,235)	$8,364	$5,129	$(4,164)	$965
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	9	-	9	-	9
Depreciation	183	-	183	-	183
Provision for doubtful debts	5	-	5	-	5
Amortization of debt issue costs	264	(176)	88	651	739
Amortization of discount on convertible notes and warrants	8,617	(7,922)	695	3,530	4,225
Derivative unrealized fair value gain	-	(700)	(700)	-	(700)
Discount on converted shares expensed as interest expense	-	434	434	(17)	417
Changes in operating assets and liabilities:
Decrease in short-term investments	117	-	117	-	117
Increase in accounts receivable	(1,507)	-	(1,507)	-	(1,507)
Decrease in notes receivable	638	-	638	-	638
Decrease in other receivables	2,251	-	2,251	-	2,251
Increase in advances to suppliers	(2,430)	-	(2,430)	-	(2,430)
Increase in inventories	(3,994)	-	(3,994)	-	(3,994)
Increase in accounts payable	610	-	610	-	610
Increase in accrued expenses	115	-	115	-	115
Increase in other payables	1,094	-	1,094	-	1,094
Decrease in income tax payable	(611)	-	(611)	-	(611)
Increase in VAT payable	66	-	66	-	66
Increase in restricted cash	(615)	-	(615)	-	(615)

Net cash provided by operating activities	1,577	-	1,577	-	1,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of convertible notes	12,500	-	12,500	-	12,500
Debt issue costs	(1,583)	-	(1,583)	-	(1,583)
Shareholder contribution	50	-	50	-	50
Distribution paid to owners of a subsidiary	(947)	-	(947)	-	(947)

Net cash provided by financing activities	10,020	-	10,020	-	10,020

Effect of exchange rate changes on cash	157	-	157	-	157

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the year ended December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (before second restatement)	Second Restatement	Restated (after second restatement)

Net increase in cash and cash equivalents	11,754	-	11,754	-	11,754
Cash and cash equivalents at beginning of year	313	-	313	-	313

Cash and cash equivalents at end of year	$12,067	$-	$12,067	$-	$12,067

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 19, 2005, we dismissed Durland & Company, CPA’s, P.A. (“Durland”) as our independent certified public accountants. The decision was approved by the Board of Directors.

The report of Durland on the Company’s financial statements for its fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to any uncertainty, audit scope or accounting principles. During the our fiscal year ended December 31, 2004 and 2003 and the subsequent interim periods preceding the termination, there were no disagreements with Durland on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Durland would have caused Durland to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

Effective July 19, 2005, Moore Stephens was engaged as the Company’s new independent registered accounting firm.

We did not consult with Moore Stephens regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be provided on our financial statements, nor was there any written or oral advice provided to us that was an important factor considered by us in reaching a decision on any accounting , auditing or financial reporting issue.

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

The certifying officers of the Original Filing, the Amendment No. 1 and this Form 10-KSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the adequacy of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing and the Amendment No. 1 and have determined that the Company’s disclosure controls and procedures are adequate for the fiscal year ended December 31, 2005. The revisions to the financial statements relate to complicated accounting matters while the Company had the correct information regarding the conversion feature, warrants and debt issuance and therefore believes it has adequate disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatment of the conversion feature, warrants and debt issuance. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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

Compliance with Section 16(a) of the Exchange Act

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

Zhao Yao was one the co-founders of Shanxi Coal. He was named Chief Operating Officer of Shanxi Coal in 1999, and he was appointed Vice President in June 1995. He also serves as an executive officer and is a 75% owner of Shanxi Liulin Jucai Coal Industry Co., Limited, a coal mine which supplies raw coal to Shanxi Coal. He is a contributor to the Chinese Hope Project for child education. Zhao Ming and Zhao Yao are brothers.

Jin Xia joined Shanxi Coal in 2003 as Chief Financial Officer. From 2000 to 2003 she was an accounting consultant to several companies. She was the Financial Accountant at a local government agency in Xinhualing of Taiyuan City, Shanxi Province from 1991 to 1999. She served as an accountant at Xinhua Machinery Factory from 1987 to 1991.

Wang Lisheng became an independent director of Shanxi Group Co., Ltd. in October 2004. He has been a bank manager with Industrial and Commercial Bank of China Taiyuan Branch since 1986. Industrial and Commercial Bank of China is the largest commercial bank in China.

Zhao Ming and Zhao Yao are brothers.

Under a certain Voting Agreement, effective as of the closing of the Exchange Agreement, Keating Reverse Merger Fund and each BVI Member have agreed to vote their shares of Puda Coal’s Common Stock to: (i) elect a person designated by Keating Reverse Merger Fund to the board for a period of one year following the closing of the Exchange Agreement; and (ii) elect such other persons that may be designated by Zhao Ming from time to time to fill any vacant position on the board of directors (other than the Keating Reverse Merger Designate). The Keating Reverse Merger Fund has advised us that it intends to appoint the Keating Reverse Merger Designate to the Board in early 2006.

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

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services to Shanxi Coal by its executive officers in all capacities for 2002, 2003 and 2004. No other executive officer received total annual salary and bonus payments in excess of $100,000 during these periods.

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)
Zhao Ming (Chairman and Chief Executive Officer)	2005 2004 2003	19,900 4,833 5,075	- - -	- - -

Zhao Yao (Chief Operating Officer and Director)	2005 2004 2003	20,398 4,833 5,075	- - -	- - -

Jin Xia (Chief Financial Officer)	2005 2004 2003	11,123 2,388 1,913	- - -	- - -

Option Grants

Neither we nor Shanxi Coal maintain any equity incentive or stock option plan. Accordingly, the Company granted no options to purchase any equity interests to any employees or officers and issued no stock options to any officers.

Employment Contracts

Shanxi Coal does not have formal employment agreements with any of its executive officers or key employees. Puda Coal does not have formal employment agreements with any of its executive officers or key employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding our Common Stock beneficially owned on December 31, 2005, and as adjusted after giving effect to the sale of the shares being sold in this offering for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31, 2005, we had 75,460,487 shares of our Common Stock outstanding.

The following table excludes any shares of the Company’s Common Stock which may be issued for the round up of fractional shares and the special treatment to preserve round lot shareholders in connection with the Reverse Split.

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

(1) Address is c/o Shanxi Puda Coal Group Co., Ltd. 426 Xuefu Street, Taiyuan, Shanxi Province, China.

(2) Keating Reverse Merger Fund and each BVI Member have agreed to vote their shares of Puda Coal’s Common Stock to (i) elect a person designated by Keating Reverse Merger Fund from time to time to Puda Coal’s board for a period of one year following the closing of the Exchange Agreement; and (ii) elect such other persons that may be designated by Zhao Ming from time to time to fill any vacant position on the board of directors (other than the Keating Reverse Merger Designate).

(3) Zhao Ming and Zhao Yao are brothers.

Item 12. Certain Relationships and Related Transactions

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

The raw coal purchased from Jucai Coal accounted for approximately 19% and 12.5% of Shanxi Coal’s total raw coal purchases in tonnage in 2003 and 2004, respectively. Accounts payable to Jucai Coal in 2003 and 2004 were $114,000 and $268,000, respectively. In 2005 we purchased approximately 135,273.4 MT or 13.7% of our purchased raw coal from Jucai Coal. In 2006 we anticipate purchasing approximately 300,000 MT of raw coal from Jucai Coal.

On November 17th, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers. Under the terms of the agreement, Shanxi Coal receives a discount of approximately $3.70 to $6.17 (RMB30 to RMB50) per MT of coal from the price Jucai Coal charges to its other customers.

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

Shanxi Liulin Jucai Plant Lease. Shanxi Coal had a lease for the Shanxi Liulin Jucai Plant, which had an annual clean coal washing capacity of 100,000 MT. This facility is located about two miles from the premises of coal mine owned and was operated by Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”). Zhao Yao is a 75% owner of Jucai Coal. Jucai Coal leased this coal processing facility to Shanxi Coal. The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity was approximately $604,000 annually with four quarterly payments per year. The lease expired on December 31, 2005 and was not renewed.
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

Warehouse Facility. Resources Group also has a large storage facility in Liulin County near Shanxi Coal’s Shanxi Liuling Dongqiang Plant which holds cleaned coal processed our cleaning facilities. The storage facility has a railway dock and spur with access to local rail. It is permitted to use this facility rent-free.

Advance for Land use Rights. Zhao Yao advanced funds to the Company for payments due for land use rights for the land used for old Jucai Liulan Plant of $197,000 in 2000. The land use rights were for use of the land upon which the old Shanxi Liulin Jucai Plant was constructed.

Agreements with Keating Securities. Keating Securities, LLC, a registered broker-dealer, was the exclusive placement agent for the private placement in which we sold the Notes and Warrants and was paid a commission equal to 9% of the aggregate gross proceeds from that offering plus a non-accountable expense allowance equal to 2% of the aggregate gross proceeds. In connection with the private placement, Keating Securities also received, for nominal consideration, five-year warrants to purchase Common Stock. Warrants were also granted to employees of Keating Securities and to others acting on behalf of Keating Securities in connection with the private placement. A total of 2,072,500 warrants were granted to Keating Securities and its agents and employees, 1,250,000 of which went to Keating Securities and the balance to the agents and employees. Keating Securities also was a financial advisor in connection with an exchange agreement in which shares of the Company’s stock were exchanged for all of the outstanding capital stock and ownership interests of BVI from the Puda BVI Members. Prior to the exchange, the Company was a public shell company. The transaction advisory fee was $400,000.

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

Item 13. Exhibits

The following exhibits are filed as part of this Amendment No. 2 to Annual Report on Form 10-KSB/A:

3.1	Articles of Incorporation (incorporated by reference to Current Report of the Company on Form 8-K file September 21, 2005)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to SB-2/A , File #333-85306 filed on April 1, 2003

4.1	Voting Agreement dated June 29, 2005 by and among Keating Revenue Merger Fund, LLC, Zhao Ming and Other Shareholders.

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

10.16	Clean Coal Supply Contract - Taiyuan Steel & Iron (Group) Raw Material Trade Co., Ltd. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.17	Clean Coal Supply Contract - Handan Steel & Iron Joint-Stock Co., Ltd. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.18	Clean Coal Supply Contract - Tangshan Steel & Iron Group Co., Ltd. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.19	Clean Coal Supply Contract - Capital Steel & Iron Group Mineral Co. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.20	Clean Coal Supply Letter of Intent - Shanxi Coal Import & Export Group Luliang Branch (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.21	Clean Coal Supply Letter of Intent - Sinochem Corporation(incorporated by reference to Exhibit 10.21 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.22	Clean Coal Supply Contract - Shanxi Changzhi Steel Group Raw Material Co. Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.23	Clean Coal Supply Contract - Baotou Steel Group Resources Supplying Company(incorporated by reference to Exhibit 10.23 to the Registration Statement on Form SB-2/A filed March 10, 2006)

10.24	Clean Coal Supply Contract - Shandong Haihua Group(incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2/A filed March 10, 2006)

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

16.1
Letter from Durland & Company, CPA’s, P.A. dated July 19, 2005 regarding change in certifying accountant (incorporated by reference to Exhibit 16/1.7 to Current Report of the Company filed on Form 8-K filed July 22, 2005

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

* Filed herewith

Item 14. Principal Accountant Fees and Services

Fees of Independent Public Accountants

The fees billed to us by our independent auditors, Moore Stephens, for services for the fiscal year ended December 31, 2005, were as follows:

Audit Fees. This category consists of fees for the audit of financial statements and review of financial statements included in the our annual report on Form 10-KSB and quarterly reports on Form 10-QSB, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2005 and December 31, 2004, Moore Stephens billed us for audit fees in the amount of approximately $ 62,500, and $0, respectively.

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

Moore Stephan’s predecessor, Durland & Company, CPA’s, P.A. billed us for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for $4,000 for the fiscal year ended December 31, 2003 and $8,000 for the fiscal year ended December 31, 2004. We also paid them $1,000 for services provided in connection with the 10-QSB filed for the quarter ended March 31, 2005.

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

PUDA COAL, INC.

Dated: November 21, 2006	By:	/s/ Zhao Ming
Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB/ A has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title		Date

(i) Principal Executive Officer:

/s/ Zhao Ming	Chief Executive Officer	November 21, 2006

(ii) Principal Financial and Accounting Officer:

/s/ Jin Xia	Chief Financial Officer	November 21, 2006

(iv) Directors:

/s/ Zhao Ming	President and Chairman of the Board	November 21, 2006