Form 10QSB/A
period 2005-06-30
Puda Coal, Inc.
filed 2007-02-02
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB/A
Amendment No.1

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, August 9, 2005: 59,000,000 shares. Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Puda Coal, Inc. (“we” or “the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 12, 2005 (the “Original Fling”) for the quarterly period ended June 30, 2005.

Restatements

As described in the current report on Form 8-K filed by the Company with the SEC on January 12, 2007, the Company announced it would restate its financial statements for the quarterly period ended June 30, 2005. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

(a)(1) On January 8, 2007, the Company determined to further amend its quarterly reports on Forms 10-QSB for the quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 and its annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended and restated, because its previously issued financial statements for the fiscal periods covered by these reports should no longer be relied upon.  No prior period financial statements will be restated because the quarterly period ended June 30, 2005 is the first reporting period impacted by the restatements. Ming Zhao, Chief Executive Officer, Xia Jin, Chief Financial Officer and Wenwei Tian, Chief Operating Officer of the Company made such determination.

(a)(2) In connection with the review of Amendment No. 4 to the Company’s Registration Statement on Form SB-2, the Securities and Exchange Commission (the “SEC”) asked the Company to explain the basis for its accounting treatment of an option to purchase Shanxi Puda Coal Group Co., Ltd. (formerly Shanxi Puda Resources Co., Ltd.) (“Shanxi Coal”) under an Exclusive Option Agreement dated June 24, 2005 among Taiyuan Putai Business Consulting Co. Ltd., Shanxi Coal, and the two shareholders of Shanxi Coal, Ming Zhao and Yao Zhao, who are also the two principal shareholders of the Company (the “Option”). The Company determined that the accounting treatment for the Option as reflected in its financial statements for the above mentioned periods, as amended and restated, should be revised. As a result of its analysis of EITF Topic D-98, the Company determined that due to the cross-ownership of the Company and Shanxi Coal the exercise of the Option can be deemed outside of the control of the Company and, consequently, the accounting for the Option price, approximately $2,717,000 (RMB22,500,000, the amount of registered capital of Shanxi Coal), which was originally recorded as paid-in capital under stockholders' equity, should be reclassified as temporary equity of the Company under a caption “Option to buy-out Shanxi Coal.” As the exercise of the Option is analogous to a preferred dividend, the amount of $2,717,000 was deducted from net income in calculating the pro forma earnings per share. The restatement has the effect of decreasing shareholders' equity by $2,717,000 and increasing “Option to buy-out Shanxi Coal” by the same amount for each period referenced above.

(a)(3) Moore Stephens ("MS"), the Company's independent accountant, discussed with the Company's officers the above-referenced matters.

(b)(1) On January 8, 2007, MS advised the Company that the financial statements in its quarterly reports on Forms 10-QSB for the quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 and its annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended and restated, needed to be further amended.

(b)(2) Specifically, MS advised that the accounting for the Option price should be reclassified from permanent to temporary equity under the caption of “Option to buy-out Shanxi Coal”;

(b)(3) MS has discussed with the Company's officers the above-referenced matters.

The restatements reflect the Company’s determination that the option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of June 30, 2005. The restatement has no impact on the Company’s statements of operations except for the addition of pro forma earnings per share for the three and six months ended June 30, 2005 and the Company’s statement of cash flows for the six months ended June 30, 2005.

Changes Reflected in this Form 10-QSB/A

This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended June 30, 2005:

Part I Financial Information
Item 1 - Financial Statements
Unaudited Consolidated Financial Statements
Note 1    The Company
Note 2    Summary of Significant Accounting Policies
Note 3    Related Party Transactions
Note 6    Unaudited Combined Pro forma Financial Statements
Note 7    Restatement

Part II  Other Information
Item 6 - Exhibits

Primarily these amendments are to reflect the reclassification from stockholders’ equity to temporary equity as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling and to enhance the presentation. The consolidated balance sheet for the quarterly period ended September 30, 2005, annual consolidated balance sheet as of December 31, 2005 and for the fiscal year then ended, and the consolidated balance sheets for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 have also been restated. The application of the foregoing has resulted in certain significant amendments to the Original Filing.

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

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

Consolidated Balance Sheet of Puda Investment Holding Limited
and its subsidiaries and affiliates as of June 30, 2005 (unaudited)	1

Consolidated Statements of Operations of Puda Investment Holding
Limited and its subsidiaries and affiliates for the three and six
months ended June 30, 2005 and 2004 (unaudited)	2

Consolidated Statements of Cash Flows of Puda Investment Holding
Limited and its subsidiaries and affiliates for the six months ended
June 30, 2005 and 2004 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4-13

Item 2. Management's Discussion and Analysis or Plan of Operations	14-31

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other information	33

Item 6. Exhibits and Reports on Form 8-K	34-35

Signatures	36

Certifications

PART I - Financial Information
ITEM 1. Financial Statements

PUDA INVESTMENT HOLDING LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
As of June 30, 2005
(In thousand of United States dollars)

	Note(s)	June 30, 2005
		(Restated - see Note 7)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$1,547
Accounts receivable, net		3,247
Other receivables
- Related parties	3	2,240
-Third parties		47
Deposits and prepayments		853
Inventories	4	4,276

Total current assets		12,210

PROPERTY, PLANT AND EQUIPMENT, NET		921

INTANGIBLE ASSETS		179

TOTAL ASSETS		$13,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	3	$296
- Third parties		774
Other payables
- Related party	3	196
- Third parties		360
Accrued expenses		295
Income taxes payable		2,823
VAT payable		260
Distribution payable		969

Total current liabilities		5,973

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 7	2,717

STOCKHOLDERS’ EQUITY
Common stock, authorized 50,000 shares, par value $1, issued and outstanding 50,000 shares		50
Paid-in capital		2,717
		2,767
Less: reclassified to temporary equity	1, 7	(2,717)
Statutory surplus reserve fund		1,366
Retained earnings		3,204

Total stockholders’ equity		4,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$13,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA INVESTMENT HOLDING LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2005 and June 30, 2004, and for the six months ended June 30, 2005 and June 30, 2004
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30,2005	Six months ended June 30,2004

NET REVENUE		$8,747	$4,219	$13,019	$9,159

COST OF REVENUE		(6,878)	(2,491)	(10,288)	(5,371)

GROSS PROFIT		1,869	1,728	2,731	3,788

OPERATING EXPENSES
Selling expenses		152	76	201	142
General and administrative expenses		71	37	135	106
Other operating expenses		1	-	1	-

TOTAL OPERATING EXPENSES		224	113	337	248

INCOME FROM OPERATIONS		1,645	1,615	2,394	3,540

GAIN ON SHORT-TERM INVESTMENT		-	-	6	-

INTEREST INCOME/(EXPENSE)		1	-	1	(4)

INCOME BEFORE INCOME TAXES		1,646	1,615	2,401	3,536

INCOME TAXES	5	(550)	(537)	(811)	(1,180)

NET INCOME		1,096	1,078	1,590	2,356

PRO FORMA ADJUSTMENT
Deemed preferred dividend	1, 7	(2,717)	-	(2,717)	-

PRO FORMA NET (LOSS)/INCOME		$(1,621)	$1,078	$(1,127)	$2,356

EARNINGS PER SHARE		$21.92	$21.56	$31.80	$47.12

PRO FORMA (LOSS)/EARNINGS PER SHARE		$(32.42)	$21.56	$(22.54)	$47.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC & DILUTED		50,000	50,000	50,000	50,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA INVESTMENT HOLDING LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and June 30, 2004
(In thousand of United States dollars)

	Six months ended June 30, 2005	Six months ended June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,590	$2,356
Adjustments to reconcile net income to net cash used in operating activities:
Gain on short-term investment	(6)	-
Amortization of land use right	3	3
Depreciation	53	54
Changes in operating assets and liabilities:
Increase in accounts receivable	(525)	(498)
Decrease/(increase) in notes receivable	638	(278)
Increase in other receivables, deposits and prepayments	(307)	(2,002)
(Increase)/decrease in inventories	(711)	334
Increase/(decrease) in accounts payable	354	(253)
Increase in accrued expenses	47	28
Decrease in advance to customers	-	(108)
Increase in other payables	68	83
Increase in income tax payable	815	1,183
Increase in VAT payable	9	639
Net cash provided by operating activities	2,028	1,541

CASH FLOWS FROM INVESTING ACTIVITES
Sale proceeds from short-term investment	123	-
Purchase of short-term investment	-	(121)

Net cash provided by/(used in) investing activities	123	(121)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	50	-
Distribution paid to owners	(967)	(1,270)

Net cash used in financing activities	(917)	(1,270)

Net increase in cash and cash equivalents	1,234	150
Cash and cash equivalents at beginning of period	313	913

Cash and cash equivalents at end of period	$1,547	$1,063

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$-	$4
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Investment Holding Limited (“the Company” or “BVI”) was an International Business Company incorporated in the British Virgin Islands on August 19, 2004. The Company has a registered capital of $50,000. The owners of the Company are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%). The Company was a development stage enterprise until June 24, 2005. On July 15, 2005, Puda Coal, Inc. (formerly, Purezza Group, Inc.) (“Puda”), a Florida corporation, acquired all of the outstanding capital stock and ownership interests of BVI and BVI became a wholly-owned subsidiary of Puda. BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”) (See Note 6). BVI did not have any operating activities from August 19, 2004 (inception) to June 30, 2005.

Putai was incorporated on November 5, 2004. Putai has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) to June 30, 2005.

Shanxi Puda Resources Co., Ltd. (“Shanxi Coal”) was established on June 7, 1995 as a company with limited liability under the laws of PRC. Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Shanxi Coal are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%).

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement. Under these agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. As the exercise of the Option is analogous to a preferred dividend, the amount of $2,717,000 was deducted from net income in calculating the pro forma earnings per share (Note 7). Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital.

The unaudited consolidated balance sheet as of June 30, 2005 includes BVI, Putai and Shanxi Coal (‘the Group”) and the unaudited consolidated statement of operations for the three months ended June 30, 2005 and for the six months ended June 30, 2005 include Shanxi Coal for the full periods and BVI and Putai from June 24, 2005. The statement of operations for the three months ended June 30, 2004 and for the six months ended June 30, 2004 include Shanxi Coal only.

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements of Shanxi Coal for the year ended December 31, 2004 and notes thereto contained in the Report on Form 8-K of Puda dated July 15, 2005 as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(e) Property, Plant and Equipment, Net (continued)

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

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

3. Related Party Transactions

As of June 30, 2005, the Group had the following amounts due from/to related parties:-

June 30, 2005
$’000
Other receivable from Shanxi Puda Resources Group Limited
(“Resources Group”), a related company with common owners	$2,236

Other receivable from an owner, Zhao Ming	4
$2,240
Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited.
(“Jucai Coal”), a related company with a common owner	$296

Other payable to an owner, Zhao Yao	$196

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

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Related Party Transactions (continued)

By an agreement entered into between Shanxi Coal and Resources Group on April 25, 2005, Resources Group agreed to pay all the tax liabilities (including surcharges and penalties) of Shanxi Coal with retrospective effect from its establishment to December 31, 2004. For the three months ended June 30, 2005 and June 30, 2004, Shanxi Coal has paid $Nil and $1,536,000, respectively, to Resources Group for payment of income taxes and value-added tax (“VAT”). For the six months ended June 30, 2005 and June 30, 2004, the Company has paid $251,000 and $1,723,000, respectively, to Resources Group for payment of income taxes and VAT. In December 2004, Resources Group paid Shanxi Coal’s income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau. In April 2005, Resources Group paid Shanxi Coal’s VAT of $251,000 to the China Tax Bureau. The directors expect that Shanxi Coal’s income tax for the year 2004 will be paid to the China Tax Bureau by the end of August 2005.

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

In the three months ended June 30, 2005 and June 30, 2004, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $612,000 and $Nil, respectively. In the six months ended June 30, 2005 and June 30, 2004, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $1,289,000 and $404,000, respectively.

4. Inventories

As of June 30, 2005, inventories consist of the following:

June 30, 2005
$’000
Raw materials	$3,179
Finished goods	1,097

Total	$4,276

There was no allowance for losses on inventories as of June 30, 2005.

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. Taxation

Pursuant to the PRC Income Tax Laws, the Group is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30,2004
	$’000	$’000	$’000	$’000

Current period provision	$550	$537	$811	$1,180

A reconciliation between taxes computed at the statutory rate of 33% and the Group’s effective tax rate is as follows:-

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30,2004
	$’000	$’000	$’000	$’000
Income before income taxes	$1,646	$1,615	$2,401	$3,536

Income tax on pretax income at statutory rate of 33%	543	533	792	1,167
Effect of permanent differences	7	4	19	13

Income tax at effective rate	$550	$537	$811	$1,180

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Unaudited Combined Pro forma Financial Statements

Unaudited Combined Pro forma Balance Sheet
As of June 30, 2005 (In thousand of United States dollars)

	Puda Coal, Inc.	Puda Investment Holding Limited Consolidated	Adjustments			Puda Coal, Inc. Combined Pro forma
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$1,547	$-			$1,550
Accounts receivable (net)	-	3,247	-			3,247
Other receivables
-Related parties	-	2,240	-			2,240
Third parties	-	47	-			47
Deposits and prepayments	-	853	-			853
Inventories	-	4,276	-			4,276
Total current assets	3	12,210	-			12,213

PROPERTY, PLANT AND EQUIPMENT, NET	-	921	-			921
INTANGIBLE ASSETS	-	179	-			179

TOTAL ASSETS	$3	$13,310	$-			$13,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	$-	$296	$-			$296
- Third parties	1	774	-			775
Other payables
- Related party	-	196	-			196
- Third parties	-	360	-			360
Accrued expenses	15	295	-			310
Income taxes payable	-	2,823	-			2,823
VAT payable	-	260	-			260
Distribution payable	-	969	-			969

Total current liabilities	16	5,973	-			5,989

TEMPORATY EQUITY
Option to buy-out Shanxi Coal	-	2,717	-			2,717

STOCKHOLDERS’ EQUITY
Convertible preferred stock	-	-	10	(c	)	10
Common stock	59	50	(50)	(a	)	59
Additional paid-in capital	1,033	2,717	(1,065)	(a),(b),(c	)	2,685
	1,092	2,767	(1,105)			2,754
Less: reclassified to temporary equity	-	(2,717)	-			(2,717)
Statutory surplus reserve fund	-	1,366	-			1,366
(Accumulated deficit)/Retained earnings	(1,105)	3,204	1,105	(b	)	3,204

Total stockholders’ equity	(13)	4,620	-			4,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3	$13,310	$-			$13,313

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Unaudited Combined Pro forma Financial Statements (continued)

Unaudited Combined Pro forma Statement of Operations
For the six months ended June 30, 2005
(In thousand of United States dollars, except per share data)

	Puda Coal, Inc.	Puda Investment Holding Limited Consolidated	Adjustments	Puda Coal, Inc. Combined Pro forma

NET REVENUE	$-	$13,019	$-	$13,019

COST OF REVENUE	-	(10,288)	-	(10,288)

GROSS PROFIT	-	2,731	-	2,731

OPERATING EXPENSES
Selling expenses	-	201	-	201
General and administrative expenses	45	135	-	180
Other operating expenses	-	1	-	1

TOTAL OPERATING EXPENSES	45	337	-	382

(LOSS)/INCOME FROM OPERATIONS	(45)	2,394	-	2,349

GAIN ON SHORT-TERM INVESTMENT	-	6	-	6

INTEREST INCOME	-	1	-	1

(LOSS)/INCOME BEFORE INCOME TAXES	(45)	2,401	-	2,356

INCOME TAXES	-	(811)	-	(811)

NET (LOSS)/INCOME	(45)	1,590	-	1,545

PRO FORMA ADJUSTMENT
Deemed preferred dividend		(2,717)	-	(2,717)

PRO FORMA NET LOSS	$(45)	$(1,127)	$-	$(1,172)

EARNINGS PER SHARE				$0.00

PRO FORMA LOSS PER SHARE				$(0.00)

NUMBER OF SHARES				737,500,000
(Shares issued in the transaction are treated as outstanding for all periods)

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Unaudited Combined Pro forma Financial Statements (continued)

As described in Note 1, on June 24, 2005, Putai, through restructuring agreements, has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai.

Furthermore, effective June 20, 2005, Puda entered into an Exchange Agreement (“Exchange Agreement”) with BVI, and each of the members of BVI (the “BVI Members”). The closing of the transactions contemplated by the Exchange Agreement occurred on July 15, 2005. At the closing, pursuant to the terms of the Exchange Agreement, Puda acquired all of the outstanding capital stock and ownership interests of BVI from the BVI Members, and the BVI Members contributed all of their interests in BVI to Puda. In exchange, Puda issued to the BVI Members 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Puda, which are convertible into 678,500,000 shares of Puda’s common stock. At the closing, BVI became a wholly-owned subsidiary of Puda. BVI, in turn, owns all of the registered capital of Putai, a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the PRC.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the merger of BVI, Putai and Shanxi Coal, to the issuance of stock by Shanxi Coal for the net monetary assets of BVI, and in the Puda/BVI merger, the issuance of stock by BVI for the net monetary assets of Puda Coal. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Puda/BVI merger of the "legal acquiror", Puda, are those of the "accounting acquiror", BVI.

The unaudited pro forma financial information has been prepared giving pro forma effects on the statements of operations for the six months ended June 30, 2005 as if the transaction occurred on January 1, 2005. The pro forma balance sheet assumes the transaction occurred on the balance sheet date.

The unaudited pro forma financial information is based upon the historical financial statements of Puda, BVI, Putai and Shanxi Coal as of and for the six months ended June 30, 2005 after giving effect to pro forma adjustments described below.

The unaudited pro forma financial information does not purport to represent what the results of operations of Puda, BVI, Putai and Shanxi Coal would actually have been if the events described above had in fact occurred at the beginning of 2005, or any other date, or to project the net profit of Puda, BVI, Putai and Shanxi Coal for any future period. The adjustments are based on currently available information and certain estimates and assumptions. However, management believes that the assumptions provide a reasonable basis for presenting the unaudited pro forma financial information and that pro forma adjustments give effect to those assumptions and are properly applied in the unaudited pro forma financial information.

The adjustments in the combined pro forma balance sheet represent the following:

(a)	elimination of common stock of BVI;
(b)	elimination of accumulated deficit of Puda; and
(c)	issuance of 1,000,000 convertible preferred shares by Puda.

7. Restatement

After reviewing certain accounting principles the Company had applied in its previously issued financial statements, on January 8, 2007, management determined that the Option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005 (Note 1), should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the Option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. As the exercise of the Option is analogous to a preferred dividend, the amount of $2,717,000 was deducted from net income in calculating the pro forma earnings per share. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. No prior period financial statements have been restated because this is the first period impacted by the restatement. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of June 30, 2005. The restatement has no impact on the Company’s statements of operations for the three and six months ended June 30, 2005 (except that we add the disclosure for the pro forma earnings per share) and statement of cash flows for the six months ended June 30, 2005. The adjustments to the consolidated balance sheet are summarized as follows:

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET
As of June 30, 2005
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,547	$-	$1,547
Accounts receivable, net	3,247	-	3,247
Other receivables
- Related parties	2,240	-	2,240
-Third parties	47	-	47
Deposits and prepayments	853	-	853
Inventories	4,276	-	4,276

Total current assets	12,210	-	12,210

PROPERTY, PLANT AND EQUIPMENT, NET	921	-	921

INTANGIBLE ASSETS	179	-	179

TOTAL ASSETS	$13,310	$-	$13,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	$296	$-	$296
- Third parties	774	-	774
Other payables
- Related party	196	-	196
- Third parties	360	-	360
Accrued expenses	295	-	295
Income taxes payable	2,823	-	2,823
VAT payable	260	-	260
Distribution payable	969	-	969

Total current liabilities	5,973	-	5,973

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Common stock, authorized 50,000 shares, par value $1, issued and outstanding 50,000 shares	50	-	50
Paid-in capital	2,717	-	2,717
	2,767	-	2,767
Less: reclassified to temporary equity	-	(2,717)	(2,717)
Statutory surplus reserve fund	1,366	-	1,366
Retained earnings	3,204	-	3,204

Total stockholders’ equity	7,337	(2,717)	4,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,310	$-	$13,310

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbor created by such provisions. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. ("Puda Coal" or the “Company”), including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda Coal's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

The words "we," "us" and "our" refer to Puda Coal and its subsidiaries and affiliates. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c)other risks that are discussed in the Form 10-QSB filed on August 12, 2005, as amended by this Form 10QSB/A or included in our previous filings with the SEC.

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

Restatement of Financial Statements

On January 8, 2007, the Company determined to further amend its quarterly reports on Forms 10-QSB for the quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 and its annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended and restated, because its previously issued financial statements for the fiscal periods covered by these reports should no longer be relied upon. No prior period financial statements will be restated because the quarterly period ended June 30, 2005 is the first reporting period impacted by the restatements. Ming Zhao, Chief Executive Officer, Xia Jin, Chief Financial Officer and Wenwei Tian, Chief Operating Officer of the Company made such determination.

In connection with the review of Amendment No. 4 to the Company’s Registration Statement on Form SB-2, the SEC asked the Company to explain the basis for its accounting treatment of an Option to purchase Shanxi Coal under an Exclusive Option Agreement dated June 24, 2005 among Taiyuan Putai Business Consulting Co. Ltd., Shanxi Coal, and the two shareholders of Shanxi Coal, Ming Zhao and Yao Zhao, who are also the two principal shareholders of the Company. The Company determined that the accounting treatment for the Option as reflected in its financial statements for the above mentioned periods, as amended and restated, should be revised. As a result of its analysis of EITF Topic D-98, the Company determined that due to the cross-ownership of the Company and Shanxi Coal the exercise of the Option can be deemed outside of the control of the Company and, consequently, the accounting for the Option price, approximately $2,717,000 (RMB22,500,000, the amount of registered capital of Shanxi Coal), which was originally recorded as paid-in capital under stockholders' equity, should be reclassified as temporary equity of the Company under a caption “Option to buy-out Shanxi Coal.” The restatement has the effect of decreasing shareholders' equity by $2,717,000 and increasing “Option to buy-out Shanxi Coal” by the same amount for each period referenced above.

Moore Stephens, the Company's independent accountant, discussed with the Company's officers the above-referenced matters. On January 8, 2007, MS advised the Company that the financial statements in its quarterly reports on Forms 10-QSB for the quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 and its annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended and restated, needed to be further amended. Specifically, MS advised that the accounting for the Option price should be reclassified from permanent to temporary equity under the caption of “Option to buy-out Shanxi Coal”;

The following discussion and analysis gives effect to the restatement described in Note 7 to the unaudited consolidated financial statements for the quarterly period ended June 30, 2005 contained herein. Such restatement has no impact on the Company’s results of operations except for the addition of pro forma earnings per share for the three and six months ended June 30, 2005.

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

Putai, a wholly-owned indirect subsidiary of Puda has an Option to purchase Shanxi Coal under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Zhao Ming and Zhao Yao, who are also the two principal shareholders of Puda. Due to the cross-ownership of Puda and Shanxi Coal, the Option may be exercised outside of the control of Puda. The two principal shareholders of Puda may compel Puda to exercise the Option to buy-out Shanxi Coal, in which case Puda will have an obligation to pay the Option exercise price of $2,717,000 (RMB22,500,000, the amount of registered capital of Shanxi Coal). Puda may pay the Option price through existing cash resources or other internally generated funds or through proceeds of third party equity or debt financing.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, Puda Coal conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of Puda Coal's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Puda Coal's disclosure controls and procedures are effective to ensure that information required to be disclosed by Puda Coal in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Puda Coal's internal controls over financial reporting during Puda Coal's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Puda Coal's internal controls over financial reporting.

The certifying officers of the Original Filing and this Form 10-QSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing and have determined that the Company’s disclosure controls and procedures were effective for the fiscal quarter ended June 30, 2005. The revisions to the financial statements relate to complicated accounting matters and while the Company had the correct information regarding the Option, and therefore believes it has effective disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatment therefore.

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
Zhao Ming,
Chief Executive Officer and President

Date: February 1, 2007