Form 10QSB/A
period 2005-09-30
Puda Coal, Inc.
filed 2007-02-02
CIK 1162747

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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Puda Coal, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 14, 2005 (the “Original Fling”) for the quarterly period ended September 30, 2005.

Restatements

As described in the current report on Form 8-K filed by the Company with the SEC on January 12, 2007, the Company announced it would restate its financial statements for the quarterly period ended September 30, 2005. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

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

The restatements reflect the Company’s determination that the option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. Consolidated balance sheet as of June 30, 2005 have been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of September 30, 2005. The restatement has no impact on the Company’s statements of operations except for the addition of pro forma earnings per share for the three and nine months ended September 30, 2005 and the Company’s statement of cash flows for the nine months ended September 30, 2005.

Changes Reflected in this Form 10-QSB/A

This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended September 30, 2005:

Part I Financial Information
Item 1 - Financial Statements
Unaudited Consolidated Financial Statements
Note 1    The Company
Note 2    Summary of Significant Accounting Policies
Note 3    Related Party Transactions
Note 8    Restatement
Part II Other Information
Item 6 - Exhibits

Primarily these amendments are to reflect the reclassification from stockholders’ equity to temporary equity as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling and to enhance the presentation. The consolidated balance sheet for the quarterly period ended June 30, 2005, annual consolidated balance sheet as of December 31, 2005 and for the fiscal year then ended, and the consolidated balance sheets for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 have also been restated. The application of the foregoing has resulted in certain significant amendments to the Original Filing.

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

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item1. Financial Statements

Unaudited Consolidated Balance Sheet as of September 30, 2005	1

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	2

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2005	3

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	4

Notes to Unaudited Consolidated Financial Statements	5 - 12

Item 2. Management's Discussion and Analysis or Plan of Operation	13 - 31

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	34-35

Signatures	36

Certifications

PART I - Financial Information
ITEM 1. Financial Statements

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousand of United States dollars)

	Note(s)	September 30, 2005
		(Restated- See Note 8)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$5,944
Accounts receivable, net		3,621
Other receivables
- Related parties	3	17
- Third parties		36
Deposits and prepayments		846
Inventories	4	4,264

Total current assets		14,728

PROPERTY, PLANT AND EQUIPMENT, NET		890

INTANGIBLE ASSETS		179

TOTAL ASSETS		$15,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	3	$429
- Third parties		912
Other payables
- Related party	3	872
- Third parties		512
Accrued expenses		329
Income taxes payable		2,061
VAT payable		673
Distribution payable		989

Total current liabilities		6,777

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 8	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.01, issued and outstanding 73,750,000 shares		738
Paid-in capital		2,029
		2,767
Less: reclassified to temporary equity	1, 8	(2,717)
Statutory surplus reserve fund		1,366
Retained earnings		4,751
Accumulated other comprehensive income		136

Total stockholders’ equity		6,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$15,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
NET REVENUE		$18,037	$4,910	$31,056	$14,069

COST OF REVENUE		(13,835)	(3,259)	(24,123)	(8,630)

GROSS PROFIT		4,202	1,651	6,933	5,439

OPERATING EXPENSES
Selling expenses		354	102	555	244
General and administrative expenses		170	64	305	170
Other operating expenses	6	901	-	902	-

TOTAL OPERATING EXPENSES		1,425	166	1,762	414

INCOME FROM OPERATIONS		2,777	1,485	5,171	5,025

GAIN ON SHORT-TERM INVESTMENT		-	-	6	-

INTEREST INCOME/(EXPENSE)		2	-	3	(4)

INCOME BEFORE INCOME TAXES		2,779	1,485	5,180	5,021

INCOME TAXES	5	(1,232)	(498)	(2,043)	(1,678)

NET INCOME		1,547	987	3,137	3,343

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		136	-	136	-

COMPREHENSIVE INCOME		$1,683	$987	$3,273	$3,343

NET INCOME		1,547	987	3,137	3,343
PRO FORMA ADJUSTMENT
Deemed preferred dividend	1, 8	-	-	(2,717)	-

PRO FORMA NET INCOME		$1,547	$987	$420	$3,343

EARNINGS PER SHARE		$0.02	$0.01	$0.04	$0.05

PRO FORMA EARNINGS PER SHARE		$0.02	$0.01	$0.01	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED		73,750,000	73,189,674	73,715,934	71,266,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2005
(In thousand of United States dollars)

	COMMON STOCK AT PAR PLUS PAID-IN CAPITAL		STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares	$’000	$’000	$’000	$’000	$’000

Balance, January 1, 2005, as recapitalized (Notes 1 and 7)	73,650,000	$2,757	$1,243	$3,189	$-	$7,189
Common shares issued, net of effect of 1:10 reverse stock split	100,000	10	-	-	-	10
Net income	-	-	-	3,137	-	3,137
Transfer to statutory reserve	-	-	123	(123)	-	-
Dividend distribution	-	-	-	(1,452)	-	(1,452)

Foreign currency translation adjustment	-	-	-	-	136	136

	73,750,000	2,767	1,366	4,751	136	9,020
Reclassification to temporary equity (Notes 1 and 8)	-	(2,717)	-	-	-	(2,717)

Balance, September 30, 2005-Unaudited	73,750,000	$50	$1,366	$4,751	$136	$6,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousand of United States dollars)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,137	$3,343
Adjustments to reconcile net income to net cash used in operating activities:
Gain on short-term investment	(6)	-
Amortization of land use right	3	4
Depreciation	84	82
Changes in operating assets and liabilities:
Increase in accounts receivable	(899)	(611)
Decrease/(increase) in notes receivable	638	(373)
Decrease/(increase) in other receivables, deposits and prepayments	1,934	(2,815)
Increase in inventories	(699)	(361)
Increase in accounts payable	625	4
Decrease in notes payable	-	(72)
Increase in accrued expenses	81	57
Decrease in advance from customers	-	(368)
Increase in other payables	896	112
Increase in income tax payable	53	1,681
Increase in VAT payable	422	846
Net cash provided by operating activities	6,269	1,529

CASH FLOWS FROM INVESTING ACTIVITES
Sale proceeds from short-term investment	123	-
Purchase of short-term investment	-	(121)

Net cash provided by/(used in) investing activities	123	(121)

CASH FLOWS FROM FINANCING ACTIVITES
Additional paid-in capital	50	-
Distribution paid to owners of a subsidiary	(947)	(1,270)

Net cash used in financing activities	(897)	(1,270)

Effect of exchange rate changes on cash	136	-

Net increase in cash and cash equivalents	5,631	138
Cash and cash equivalents at beginning of period	313	913

Cash and cash equivalents at end of period	$5,944	$1,051

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$-	$4
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)("the Company" or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. On July 15, 2005, Puda acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of Puda. In exchange, Puda issued to the BVI members 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, of Puda, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda’s outstanding common stock. All share data have been retroactively adjusted for the split. On August 2, 2005, the authorized number of shares of common stock of Puda was increased from 100,000,000 shares to 150,000,000 shares. On September 8, 2005, Puda completed a 1 for 10 reverse stock split of its outstanding common stock. Following the Mandatory Conversion of preferred shares and reverse split, the BVI members received, in the aggregate, approximately 67,850,000 shares of Puda’s common stock, representing 92% of the outstanding shares of Puda’s common stock. The existing stockholders of Puda own approximately 5,900,000 shares of Puda’s common stock, representing 8% of the outstanding shares of common stock.

BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. (“Putai”), a wholly foreign-owned enterprise (“WFOE”) registered under the wholly foreign- owned enterprises laws of the People’s Republic of China (“PRC”). BVI was an International Business Company incorporated in the British Virgin Islands on August 19, 2004. BVI has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to September 30, 2005.

Putai was incorporated on November 5, 2004. Putai has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005.

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement. Under these agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. As the exercise of the Option is analogous to a preferred dividend, the amount of $2,717,000 was deducted from net income in calculating the pro forma earnings per share (Note 8). Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital.

The unaudited consolidated balance sheet as of September 30, 2005 includes Puda, BVI, Putai and Shanxi Coal (‘the Group”) and the unaudited consolidated statement of operations for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 include Shanxi Coal for the full periods, BVI and Putai from June 24, 2005, and Puda from July 15, 2005. The statement of operations for the three months ended September 30, 2004 and for the nine months ended September 30, 2004 include Shanxi Coal only.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

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

3. Related Party Transactions

As of September 30, 2005, the Group had the following amounts due from/to related parties:-

September 30, 2005
$’000

Other receivable from an owner, Zhao Ming	$17

Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$429

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$671

Other payable to an owner, Zhao Yao	201
$872

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

By an agreement entered into between Shanxi Coal and Resources Group on April 25, 2005, Resources Group agreed to pay all the tax liabilities (including surcharges and penalties) of Shanxi Coal with retrospective effect from its establishment to December 31, 2004. For the three months ended September 30, 2005 and September 30, 2004, Shanxi Coal has paid $Nil and $781,000, respectively, to Resources Group for payment of income taxes and value-added tax (“VAT”). For the nine months ended September 30, 2005 and September 30, 2004, the Company has paid $251,000 and $2,504,000 respectively, to Resources Group for payment of income taxes and VAT. In December 2004, Resources Group paid Shanxi Coal’s income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau. In April 2005, Resources Group paid Shanxi Coal’s VAT of $251,000 to the China Tax Bureau. In September 2005, Resources Group paid Shanxi Coal’s income taxes of $2,054,000 to the China Tax Bureau.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

3. Related Party Transactions (continued)

In the three and nine months ended September 30, 2005 and September 30, 2004, Resources Group paid professional and regulatory charges related to the public listing on behalf of the Group in the amounts of $901,000 and $nil, respectively (see Note 6). The balance payable to Resources Group included these charges payable of $901,000 and the net amounts of other receivables of $230,000 for a net other payable of $671,000.

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

In the three months ended September 30, 2005 and September 30, 2004, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $2,342,000 and $690,000 respectively. In the nine months ended September 30, 2005 and September 30, 2004, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $3,631,000 and $1,094,000, respectively.

4. Inventories

As of September 30, 2005, inventories consist of the following:

September 30, 2005
$’000
Raw materials	$2,293
Finished goods	1,971

Total	$4,264

There was no allowance for losses on inventories as of September 30, 2005.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

5. Taxation

Pursuant to the PRC Income Tax Laws, the Group is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
	$’000	$’000	$’000	$’000

Current period provision	$1,232	$498	$2,043	$1,678

A reconciliation between taxes computed at the statutory rate of 33% and the Group’s effective tax rate is as follows:-

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
	$’000	$’000	$’000	$’000

Income before income taxes	$2,779	$1,485	$5,180	$5,021

Income tax on pretax income at statutory rate of 33%	$917	$490	$1,709	$1,657
Effect of permanent differences	315	8	334	21

Income tax at effective rate	$1,232	$498	$2,043	$1,678

6. Other Operating Expenses

Other operating expenses of $901,000 in the three months ended September 30, 2005 and of $902,000 in the nine months ended September 30, 2005 were mainly professional and regulatory charges related to the public listing (see Note 3).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

7. Common Stock

The number of shares of common stock presented as outstanding as of January 1, 2005 in the consolidated statement of changes in stockholders’ equity includes the shares issued by the Company as a result of reorganization as described in Note 1. Details of the number of shares presented is as follows:

Number of shares

Outstanding shares as at January 1, 2005 prior to the reorganization	58,000,000

Common stock converted from preferred stock issued as a result of the reorganization	678,500,000
Effect of the 1 for 10 reverse stock split	(662,850,000)

Number of shares of common stock presented in the consolidated statement of changes in stockholders’ equity as of January 1, 2005	73,650,000

8. Restatement

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

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of September 30, 2005. The restatement has no impact on the Company’s statements of operations for the three and nine months ended September 30, 2005 (except that we add the disclosure for the pro forma earnings per share) and statement of cash flows for the nine months ended September 30, 2005. The adjustments to the consolidated balance sheet are summarized as follows:

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

8. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2005
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,944	$-	$5,944
Accounts receivable, net	3,621	-	3,621
Other receivables
- Related parties	17	-	17
- Third parties	36	-	36
Deposits and prepayments	846	-	846
Inventories	4,264	-	4,264

Total current assets	14,728	-	14,728

PROPERTY, PLANT AND EQUIPMENT, NET	890	-	890

INTANGIBLE ASSETS	179	-	179

TOTAL ASSETS	$15,797	$-	$15,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	$429	$-	$429
- Third parties	912	-	912
Other payables
- Related party	872	-	872
- Third parties	512	-	512
Accrued expenses	329	-	329
Income taxes payable	2,061	-	2,061
VAT payable	673	-	673
Distribution payable	989	-	989

Total current liabilities	6,777	-	6,777

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.01, issued and outstanding 73,750,000 shares	738	-	738
Paid-in capital	2,029	-	2,029
	2,767	-	2,767
Less: reclassified to temporary equity	-	(2,717)	(2,717)
Statutory surplus reserve fund	1,366	-	1,366
Retained earnings	4,751	-	4,751
Accumulated other comprehensive income	136	-	136

Total stockholders’ equity	9,020	(2,717)	6,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,797	$-	$15,797

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

The words "we," "us" and "our" refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in the Form 10-QSB filed on November 14, 2005, as amended by this Form 10-QSB/A or included in our previous filings with the Securities and Exchange Commission.

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

The following discussion and analysis gives effect to the restatement described in Note 8 to the unaudited consolidated financial statements for the quarterly period ended September 30, 2005 contained herein. Such restatement has no impact on the Company’s results of operations except for the addition of pro forma earnings per share for the three and nine months’ ended September 30, 2005.

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

Putai, a wholly-owned indirect subsidiary of Puda has an Option to purchase Shanxi Coal under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Zhao Ming and Zhao Yao, who are also the two principal shareholders of the Puda. Due to the cross-ownership of Puda and Shanxi Coal, the Option may be exercised outside of the control of Puda. The two principal shareholders of Puda may compel Puda to exercise the Option to buy-out Shanxi Coal, in which case Puda will have an obligation to pay the Option exercise price of $2,717,000 (RMB22,500,000, the amount of registered capital of Shanxi Coal). Puda may pay the Option price through existing cash resources or other internally generated funds or through proceeds of third party equity or debt financing.

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

RISK FACTORS

Risks Relating to Puda's Business

Coal Sales Agreements. If any of Puda's long-term coal sales agreements terminate or expire, Puda's revenues and operating profits could suffer if it is unable to find alternate buyers willing to purchase its cleaned coking coal on comparable terms to those in Puda's existing contracts. A substantial portion of Puda's sales are made under coal sales agreements, which are important to the stability and profitability of its operations. The execution of satisfactory coal sales agreements is frequently the basis on which Puda undertakes its expansion and marketing plans, including its current expansion plans. It is common business practice in China that coal purchase and sales agreements are signed for one year terms, with annual renewals. There is no guarantee that new agreements or renewals will be on terms as favorable as existing agreements or that they will be able to be renewed or new ones will be entered into at all. This practice makes it difficult for Puda to forecast long-term purchase and sale quantities and can negatively affect its ability to manage its inventory. Coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by Puda or the customer during the duration of specified events beyond the control of the affected party. Moreover, although sales agreements may be in force, the buyer is generally not obligated to take the quantities specified in the sales contracts.

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

Coal Price Adjustments. Puda's operating profits may be negatively affected by fluctuations in the price of raw coking coal. Puda is subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices. Puda purchases different qualities of raw coking coal for blending and resale after processing. Each quality level has a different yield, calculated as the ratio of pre-processing raw coal blend input by volume to the post-processing cleaned coal by volume. Yield is a major factor in processing costs because the higher the level of impurities such as ash in the raw coal input (that is, the lower the quality), the lower yield. Puda may be unable to compensate for a rise in the price of one coal by adjusting the coal blend in a manner that does not impact its profits, and may be unable to pass the cost increase of raw coals on to customers. This may adversely affect gross margins and profitability. In addition, as raw material costs increase, if Puda cannot adjust its prices to its customers in such cases or find alternative customers willing to purchase its cleaned coking coal at a higher price, Puda's profitability may be adversely impacted. Puda's sales agreements with its customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, Puda may adjust these contract prices because of increases or decreases in the price of raw coal from its mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if the parties fail to agree on a price under these provisions, many agreements permit the customer to terminate the contract or refuse to buy all of the quantities contracted for. There is no guarantee that Puda will be able to replace these contracts or find different customers to purchase the quantities of cleaned coking coal not purchased under such a contract. Even if it can replace such contracts or find such new customers, there is no guaranty that such sales will be on terms as favorable as the agreements being replaced. In addition, as existing contracts expire, there is no guaranty that renewals of those agreements, if they are entered into at all, will be adjusted for increased raw material costs. Market prices for raw coking coal generally increased in most regions in China in 2004, and appear to be continuing to increase in most regions in China in 2005. Top quality raw coking coal is critical for Puda to maintain operating efficiencies and deliver the cleaned coal specifications required by its customers. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. Puda cannot predict the future strength of the coal market and cannot provide any assurances that it will be able to replace or modify existing coal sales agreements with its customers at prices which reflect the continuing increase in raw coking coal prices. A general rise in coking coal prices also may adversely affect the price of, and Puda's demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for the Company's products.

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

Raw Coal Supply Sources. Seven of Puda's total of eight raw coking coal suppliers provided 10% or more of Puda's total raw coal purchases in tonnage in 2004, although no supplier provided more than 15% of Puda's total purchases in tonnage. Jucai Coal, the coal mine owned 75% by Zhao Yao, supplies Puda with top quality coking coal. Jucai Coal also sells top quality coking coal to other customers. Jucai Coal sold approximately 20% and 10% of its top quality raw coal production in 2003 and 2004, respectively, to Puda at prevailing market prices. The raw coking coal purchased from Jucai Coal accounted for approximately 19% and 12% of Puda's total raw coal purchases in tonnage in 2003 and 2004, respectively. Jucai Coal is an important source of top quality coking coal to Puda. If for any reason, Jucai Coal is unable or unwilling to supply its top quality coking coal to Puda in sufficient quantities, Puda's business will be adversely affected because there are very few large top quality coking coal suppliers in reasonable proximity to Puda's cleaning facilities. Because of Puda relationship with Jucai Coal, other top quality coking coal suppliers may be unwilling to supply Puda. Suppliers of lower quality coking coal are greater in number, and Puda has relatively long-term relationships with these suppliers. However, there is no assurance that any of these suppliers, including Jucai Coal, will continue to provide raw coal to Puda on a timely basis, if at all. If these suppliers face production shortages or the business relationships between Puda and these suppliers deteriorates, Puda may have difficulty in sourcing raw coking coal of comparable quality from other suppliers in a timely manner at comparable prices. In the event top quality raw coking coal is not available or is available in reduced quantities, Puda may be required to incur additional processing costs and may suffer reduced processing yield, both of which will adversely impact profitability. The Shanxi provincial authorities have recently instituted a program to streamline the Province's coal mining and processing facilities. Even if the mines where Puda obtains its coal are not shut down, the closing of mines is likely to increase demand, potentially creating shortages and driving up prices, all of which could adversely affect Puda's bottom line.

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

Significant Control of Puda. As of September 30, 2005, approximately 90% of Puda’s outstanding Common Stock was owned by Zhao Ming and Zhao Yao, who are brothers. Acting together, they would be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, including exercising the Option to purchase Shanxi Coal and pay the Option purchase price, $2,717,000. Through their concentration of voting power, they could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to the other stockholders. Accordingly, this concentration of ownership may harm the market price of our ordinary shares. In addition, the interests of the two principal shareholders may not always coincide with the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Other Risks

Penny Stock Rules. Puda Coal may be subject now and in the future to the Securities and Exchange Commission's ("SEC") 'penny stock' rules if Puda Coal's common stock sells below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2005, Puda Coal conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of Puda Coal's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "1934 Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Puda Coal's disclosure controls and procedures are effective to ensure that information required to be disclosed by Puda Coal in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Puda Coal's internal controls over financial reporting during Puda Coal's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Puda Coal's internal controls over financial reporting.

The certifying officers of the Original Filing and this Form 10-QSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing and have determined that the Company’s disclosure controls and procedures were effective for the fiscal quarter ended September 30, 2005. The revisions to the financial statements relate to complicated accounting matters and while the Company had the correct information regarding the Option, and therefore believes it has effective disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatment therefore. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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

Signatures

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

	By:	/s/ Zhao Ming
Zhao Ming
Chief Executive Officer and President

Date: February 1, 2007