Form 10KSB/A
period 2005-12-31
Puda Coal, Inc.
filed 2007-02-02
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 3

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Class: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 3 on Form 10-KSB/A amends and restates the items identified below with respect to the annual report on Form 10-KSB filed by Puda Coal, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on March 30, 2006 (the “Original Filing”) and the Amendment No. 1 on Form 10-KSB/A filed with the SEC on May 17, 2006 (the “Amendment No. 1”) and the Amendment No.2 on Form 10-KSB/A filed with the SEC on November 21, 2006 (the “Amendment No. 2”) for the fiscal year ended December 31, 2005.

Restatements

As described in the current report on Form 8-K filed by the Company with the SEC on January 12, 2007, the Company announced it would restate its financial statements for the year ended December 31, 2005. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

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

The restatements reflect the Company’s determination that the option purchase price, which equals to the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. Consolidated balance sheets as of quarterly periods ended June 30, 2005 and September 30, 2005 have been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of December 31, 2005. The restatement has no impact on the Company’s statements of operations except for the addition of pro forma earnings per share for the year ended December 31, 2005 and the Company’s statement of cash flows for the year ended December 31, 2005.

The Company is voluntarily subject to the filing requirements under Section 13 or 15(d) of the Exchange Act.

Changes Reflected in this Form 10-KSB/A

This Form 10-KSB/A only amends and restates certain information in the following items related to the fiscal year ended December 31, 2005:

Cover page
Part II
Item 6 -	Management’s Discussion and Analysis or Plan of Operations
Restatement of Financial Statements
Item 7 -	Financial Statements
Report of Independent Registered Public Accounting Firm
Audited Consolidated Financial Statements
Note 1 The Company
Note 21 Options
Note 27 Condensed Financial Information of Registrant
Note 28 Restatements
Item 8A -	Controls and Procedures

The application of the foregoing has resulted in certain significant amendments to the Original Filing, the Amendment No. 1 and the Amendment No. 2. Primarily these amendments are to reflect the reclassification from stockholders’ equity to temporary equity as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling, the Amendment No.1 and the Amendment No.2 and to enhance the presentation. The consolidated balance sheets for the quarterly periods ended June 30, 2005 and September 30, 2005 and the audited consolidated annual balance sheet as of December 31, 2005, and the consolidated balance sheets for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 will also be restated. The application of the foregoing has resulted in certain significant amendments to the Original Filing as amended and restated subsequently.

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

TABLE OF CONTENTS

Page
PART I

Item 1. Description of Business	1-23

Item 2. Description of Property	23

Item 3. Legal Proceedings	23

Item 4. Submission of Matters to a Vote of Security Holders	24

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchase of Equity Securities	24-25

Item 6. Management’s Discussion and Analysis or Plan of Operation	26

Item 7. Financial Statements	F1-F39

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	32

Item 8A. Controls and Procedures	32

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	33

Item 10. Executive Compensation	34

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

Item 12. Certain Relationships and Related Transactions	36-37

Item 13. Exhibits	38-40

Item 14. Principal Accountant Fees and Services	41

Signatures	42

Certifications

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

Significant Control of Puda.

As of December 31, 2005, approximately 90% of Puda’s outstanding Common Stock was owned by Zhao Ming and Zhao Yao, who are brothers. Acting together, they would be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, including exercising the Option to purchase Shanxi Coal and pay the Option purchase price, $2,717,000. Through their concentration of voting power, they could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to the other stockholders. Accordingly, this concentration of ownership may harm the market price of our ordinary shares. In addition, the interests of the two principal shareholders may not always coincide with the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

The two new plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group, which is controlled by Zhao Ming (80%), Zhao Yao (10%), Xue Ning (5%) and Xue Yue (5%). The New Shanxi Liulin County Plant started formal production in late 2005. The New Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million. The New Zhong Yang County Plant has started trial production, with formal production expected to start in April of 2006. The New Zhong Yang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly. The loan is secured by the New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant.

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

The following discussion and analysis gives effect to the restatement described in Note 28 to the audited consolidated financial statements for the year ended December 31, 2005 contained herein. Such restatement has no impact on the Company’s results of operations except for the addition of pro forma earnings per share for the year ended December 31, 2005.

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

Item 7. Financial Statements

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 And 2004
Together With Report Of
Independent Registered Public Accounting Firm

PUDA COAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F3

Consolidated Balance Sheet	F4 - F5

Consolidated Statements of Operations F6-F7

Consolidated Statements of Changes in Stockholders’ Equity	F8

Consolidated Statements of Cash Flows F9

Notes to Consolidated Financial Statements	F10 - F39

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

Moore Stephens

Certified Public Accountants
Hong Kong

February 24, 2006 (except for Note 25
as to which the date is March 20, 2006;
Note 11 as to which the date is
September 13, 2006; and Notes 1 and 28
as to which the date is January 8, 2007)

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

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEET (Continued)
December 31, 2005
(In thousand of United States dollars)

	Note(s)	December 31, 2005
		(Restated - see Note 28)

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 28	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000	13	75
Paid-in capital		4,625
		4,700
Less: reclassified to temporary equity	1, 28	(2,717)
Statutory surplus reserve fund	14	1,366
Retained earnings		2,579
Accumulated other comprehensive income		154

Total stockholders’ equity		6,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$46,701

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2005	2004
		(Restated - see Note 28)

NET REVENUE		$51,710	$19,735

COST OF REVENUE	5	(40,047)	(13,229)

GROSS PROFIT		11,663	6,506

OPERATING EXPENSES
Selling expenses		791	322
General and administrative expenses	5	789	203
Other operating expenses	15	902	414

TOTAL OPERATING EXPENSES		2,482	939

INCOME FROM OPERATIONS		9,181	5,567

GAIN/(LOSS) ON SHORT-TERM INVESTMENTS		6	(4)

INTEREST INCOME		12	-

INTEREST EXPENSE		(531)	(4)

DEBT FINANCING COSTS	16	(4,964)	-

DERIVATIVE UNREALIZED FAIR VALUE GAIN	17	700	-

INCOME BEFORE INCOME TAXES		4,404	5,559

INCOME TAXES	18	(3,439)	(1,866)

NET INCOME		965	3,693

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		154	-

COMPREHENSIVE INCOME		$1,119	$3,693

NET INCOME		965	3,693

PRO FORMA ADJUSTMENT
Deemed preferred dividend	1, 28	(2,717)	-

PRO FORMA NET (LOSS)/INCOME		$(1,752)	$3,693

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2005	2004
		(Restated - see Note 28)

EARNINGS PER SHARE-BASIC		$0.01	$0.05
-DILUTED		$0.01	$0.05

PRO FORMA (LOSS)/EARNINGS PER SHARE-BASIC		$(0.02)	$0.05
-DILUTED		$(0.02)	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	19	73,950,274	73,750,000
-DILUTED	19	77,576,036	73,762,817

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars)

	COMMON STOCK AT PAR PLUS PAID-IN CAPITAL		STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares
Balance, January 1, 2004, as recapitalized (see Notes 1 and 13)	73,750,000	$2,717	$675	$2,457	$-	$5,849
Net income	-	-	-	3,693	-	3,693
Transfer to statutory surplus reserve fund	-	-	568	(568)	-	-
Dividend distribution	-	-	-	(2,393)	-	(2,393)

Balance, December 31, 2004	73,750,000	2,717	1,243	3,189	-	7,149

Shareholder contribution	-	50	-	-	-	50
Notes converted to common stock, November 18, 2005, at $0.50 per share	1,700,000	850	-	-	-	850
Conversion feature transferred to equity upon conversion	-	417	-	-	-	417
Net income	-	-	-	965	-	965
Transfer to statutory surplus reserve fund	-	-	123	(123)	-	-
Dividend distribution	-	-	-	(1,452)	-	(1,452)
Difference between book value of assets of a related party and the purchase price for assets being conveyed from the related party (see Notes 7 and 8)	-	666	-	-	-	666
Foreign currency translation adjustment	-	-	-	-	154	154

	75,450,000	4,700	1,366	2,579	154	8,799
Reclassification to temporary equity (Notes 1 and 28)	-	(2,717)	-	-	-	(2,717)

Balance, December 31, 2005 (Restated - see Note 28)	75,450,000	$1,983	$1,366	$2,579	$154	$6,082

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Restructuring Agreements”). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. As the exercise of the Option is analogous to a preferred dividend, the amount of $2,717,000 was deducted from net income in calculating the pro forma earnings per share (Note 28). Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization, Puda Coal, Inc. owns all of the outstanding capital stock of Puda Investment Holging Limited, which in turn, owns all of the outstanding capital stock of Taiyuan Business Consulting Co. Ltd. and as of December 31, 2005, the organizational structure of the Group as at December 31, 2005 is as follows:

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
$13,000

11. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 aggregate principal amount of 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 was converted into 1,700,000 shares of common stock immediately. The related warrants to purchase 25,000,000 aggregate principal amount of shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Basic and Diluted Weighted Average Number of Shares

	Year ended December 31,
	2005	2004

Basic weighted average number of shares	73,950,274	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	56,218	12,817
Assumed conversion of notes	1,742,904	-
Assumed exercise of warrants	1,826,640	-

Diluted weighted average number of shares	77,576,036	73,762,817

20. Supplementary cash flow information

	Years ended December 31,
	2005	2004
	$’000	$’000

Cash paid during the period for:
Interest	$114	$4
Income taxes (see Note 5)	$2,039	$-

Major non-cash transactions:
Notes converted into common shares	$850	$-
Dividend declared	$1,452	$2,393
Purchase of land-use rights, property, plant and equipment from Resources Group (see Note 5)	$13,000	$-

21. Options

As at December 31, 2005, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$ 1	October 20, 2008	17
500,000	50,000 (ii)	$ 10	October 27, 2006	0
1,000,000	100,000 (iii)	$ 10	November 5, 2006	0

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.
(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.
(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Options (continued)

The following summarizes the share option transactions during the years:

	Number of	Weighted average
	options	exercise price
$
Options outstanding at December 31, 2003
(after adjusting for the 10 to 1 reverse stock split)	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at December 31, 2004	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at December 31, 2005	165,000	9.2

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

Balance Sheet-Parent Company Only (In thousand of United States dollars)

December 31, 2005
(Restated - see Note 28)
ASSETS
CURRENT ASSETS
Restricted cash	$615
Deferred charges	4,594

Total current assets	5,209

INVESTMENT IN SUBSIDIARIES	12,465

TOTAL ASSETS	$17,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

LONG-TERM LIABILITIES
Convertible notes	1,917
Derivative conversion feature	5,720
Derivative warrants	11,288

Total long-term liabilities	18,925

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000 shares	75
Paid-in capital	4,692

4,767
Less: reclassified to temporary equity	(2,717)
Accumulated deficit	(6,018)

Total stockholders’ equity	(3,968)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,674

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

For the period from July 15, 2005 to December 31, 2005
(Restated - see Note 28)

Revenue	$-

General and administrative expenses	(118)

Loss from operations	(118)

Interest expenses	(531)

Debt financing costs	(4,964)

Derivative unrealized fair value gain	700

Net loss	(4,913)

PRO FORMA ADJUSTMENT
Deemed preferred dividend	(2,717)

PRO FORMA NET LOSS	$(7,630)

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements

After reviewing certain accounting principles the Company had applied in its previously issued financial statements, management determined that the Company's accounting for derivative feature relating to the Company’s convertible note should have been classified as a liability and revalued at the end of each period in its consolidated balance sheet in accordance with SFAS No. 133 and EITF 00-19. Consequently, management restated its annual consolidated financial statements as of December 31, 2005 and for the year then ended. The first and second restatements, as detailed below, were made in accordance with the provisions of SFAS 154 for correction of errors. No prior period financial statements have been restated because 2005 is the first year impacted by the restatements. There was no tax effect as a result of the restatements. These restatements affected some of the items within the Company’s consolidated statement of cash flows for the year ended December 31, 2005 but did not impact cash at the end of the year.

The first restatement, which was made on May 9, 2006, involved the adjustment in the presentation of the Company's derivative feature associated with its convertible note and the adjustment in the amortization periods of the discounts and debt issue costs. The restatement has the effect of increasing current assets by $819,000, decreasing current liabilities by $10,450,000, increasing long-term liabilities by $9,346,000 and increasing the stockholders' equity by $1,923,000 as of December 31, 2005, and increasing the Company’s net income by $8,364,000 for the year ended December 31, 2005.

The second restatement, which was made on September 13, 2006, involved the usage of the contractual terms of the conversion feature and warrants of 3 years and 5 years, respectively, instead of an expected term of one year as originally used under the Black-Scholes Model in calculating the fair values of the conversion feature and warrants, and the adjustment in the amortization method from straight line to effective interest method for debt issue costs and discount on convertible feature and warrants. The restatement has the effect of decreasing current assets by $1,565,000, increasing long-term liabilities by $2,616,000 and decreasing the stockholders' equity by $4,181,000 as of December 31, 2005, and decreasing the Company’s net income by $4,164,000 for the year ended December 31, 2005.

The third restatement, which was made on January 8, 2007 involved the reclassification of the Option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005 (Note 1), from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the Option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. As the exercise of the Option is analogous to a preferred dividend, the amount of $2,717,000 was deducted from net income in calculating the pro forma earnings per share. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. Consolidated balance sheets as of June 30, 2005 and September 30, 2005 have also been restated. There was no tax effect as a result of the restatement. The reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of December 31, 2005. The restatement has no impact on the Company’s statements of operations (except that we add the disclosure for the pro forma earnings per share) and cash flows for the year ended December 31, 2005.

The adjustments to the consolidated financial statements are summarized as follows:

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED BALANCE SHEET
December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)	Third Restatement	Restated (after Third Restatement)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,067	$-	$12,067	$-	$12,067	$-	$12,067
Restricted cash	615	-	615	-	615	-	615
Accounts receivable, net	4,224	-	4,224	-	4,224	-	4,224
Other receivables
- Related parties	17	-	17	-	17	-	17
- Third parties	36	-	36	-	36	-	36
Advances to suppliers	2,959	-	2,959	-	2,959	-	2,959
Deferred charges	5,340	819	6,159	(1,565)	4,594	-	4,594
Inventories	7,559	-	7,559		7,559	-	7,559

Total current assets	32,817	819	33,636	(1,565)	32,071	-	32,071

PROPERTY, PLANT AND EQUIPMENT, NET	10,823	-	10,823	-	10,823	-	10,823

INTANGIBLE ASSETS, NET	3,807	-	3,807	-	3,807	-	3,807

TOTAL ASSETS	$47,447	$819	$48,266	$(1,565)	$46,701	$-	$46,701

CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300	$-	$1,300	$-	$1,300
Accounts payable
- Related party	154	-	154	-	154	-	154
- Third parties	1,172	-	1,172	-	1,172	-	1,172
Other payables
- Related party	874	-	874	-	874	-	874
- Third parties	708	-	708	-	708	-	708
Accrued expenses	363	-	363	-	363	-	363
Income taxes payable	1,397	-	1,397	-	1,397	-	1,397
VAT payable	317	-	317	-	317	-	317
Distribution payable	992	-	992	-	992	-	992
Warrants	10,450	(10,450)	-	-	-	-	-

Total current liabilities	17,727	(10,450)	7,277	-	7,277	-	7,277

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED BALANCE SHEET (continued)
December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)	Third Restatement	Restated(after third restatement)
LONG-TERM LIABILITIES
Long-term debt
- Related party	11,700	-	11,700	-	11,700	-	11,700
Convertible notes	11,650	(11,532)	118	1,799	1,917	-	1,917
Less: discount on convertible notes	(4,687)	4,687	-	-	-	-	-
Derivative conversion feature	-	5,943	5,943	(223)	5,720	-	5,720
Derivative warrants	-	10,248	10,248	1,040	11,288	-	11,288

Total long-term liabilities	18,663	9,346	28,009	2,616	30,625	-	30,625

TEMPORARY EQUITY
Option to buy-out Company	-	-	-	-	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-	-	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000	75	-	75	-	75	-	75
Paid-in capital	4,208	434	4,642	(17)	4,625	-	4,625
Paid-in capital-conversion feature	6,875	(6,875)	-	-	-	-	-
	11,158	(6,441)	4,717	(17)	4,700	-	4,700
Less: reclassified to temporary equity	-	-	-	-	-	(2,717)	(2,717)
Statutory surplus reserveFund	1,366	-	1,366	-	1,366	-	1,366
(Accumulated deficit)/retained earnings	(1,621)	8,364	6,743	(4,164)	2,579	-	2,579
Accumulated other comprehensive income	154	-	154	-	154	-	154

Total stockholders’ equity	11,057	1,923	12,980	(4,181)	8,799	(2,717)	6,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,447	$819	$48,266	$(1,565)	$46,701	$-	$46,701

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2005
(In thousand of United States dollars, except per share data)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)

NET REVENUE	$51,710	$-	$51,710	$-	$51,710

COST OF REVENUE	(40,047)	-	(40,047)	-	(40,047)

GROSS PROFIT	11,663	-	11,663	-	11,663

OPERATING EXPENSES
Selling expenses	791	-	791	-	791
General and administrative expenses	789	-	789	-	789
Other operating expenses	902	-	902	-	902

TOTAL OPERATING EXPENSES	2,482	-	2,482	-	2,482

INCOME FROM OPERATIONS	9,181	-	9,181	-	9,181

GAIN ON SHORT-TERM INVESTMENTS	6	-	6	-	6

INTEREST INCOME	12	-	12	-	12

INTEREST EXPENSE	(114)	(434)	(548)	17	(531)

DEBT FINANCING COSTS	(8,881)	8,098	(783)	(4,181)	(4,964)

DERIVATIVE UNREALIZED FAIR VALUE GAIN	-	700	700	-	700

INCOME BEFORE INCOME TAXES	204	8,364	8,568	(4,164)	4,404

INCOME TAXES	(3,439)	-	(3,439)	-	(3,439)

NET (LOSS)/INCOME	(3,235)	8,364	5,129	(4,164)	965

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	154	-	154	-	154

COMPREHENSIVE (LOSS)/INCOME	$(3,081)	$8,364	$5,283	$(4,164)	$1,119

(LOSS)/EARNINGS PER SHARE
-BASIC	$(0.04)	$0.11	$0.07	$(0.05)	$0.01
-DILUTED	$(0.04)	$0.11	$0.07	$(0.06)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARE OUTSTANDING
-BASIC	73,950,274	-	73,950,274	-	73,950,274
-DILUTED	73,950,274	3,625,762	77,576,036	-	77,576,036

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(3,235)	$8,364	$5,129	$(4,164)	$965
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	9	-	9	-	9
Depreciation	183	-	183	-	183
Provision for doubtful debts	5	-	5	-	5
Amortization of debt issue costs	264	(176)	88	651	739
Amortization of discount on convertible notes and warrants	8,617	(7,922)	695	3,530	4,225
Derivative unrealized fair value gain	-	(700)	(700)	-	(700)
Discount on converted shares expensed as interest expense	-	434	434	(17)	417
Changes in operating assets and liabilities:
Decrease in short-term investments	117	-	117	-	117
Increase in accounts receivable	(1,507)	-	(1,507)	-	(1,507)
Decrease in notes receivable	638	-	638	-	638
Decrease in other receivables	2,251	-	2,251	-	2,251
Increase in advances to suppliers	(2,430)	-	(2,430)	-	(2,430)
Increase in inventories	(3,994)	-	(3,994)	-	(3,994)
Increase in accounts payable	610	-	610	-	610
Increase in accrued expenses	115	-	115	-	115
Increase in other payables	1,094	-	1,094	-	1,094
Decrease in income tax payable	(611)	-	(611)	-	(611)
Increase in VAT payable	66	-	66	-	66
Increase in restricted cash	(615)	-	(615)	-	(615)

Net cash provided by operating activities	1,577	-	1,577	-	1,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of convertible notes	12,500	-	12,500	-	12,500
Debt issue costs	(1,583)	-	(1,583)	-	(1,583)
Shareholder contribution	50	-	50	-	50
Distribution paid to owners of a subsidiary	(947)	-	(947)	-	(947)

Net cash provided by financing activities	10,020	-	10,020	-	10,020

Effect of exchange rate changes on cash	157	-	157	-	157

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the year ended December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)

Net increase in cash and cash equivalents	11,754	-	11,754	-	11,754
Cash and cash equivalents at beginning of year	313	-	313	-	313

Cash and cash equivalents at end of year	$12,067	$-	$12,067	$-	$12,067

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

The certifying officers of the Original Filing, the Amendment No. 1, the Amendment No.2 and this Form 10-KSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing, the Amendment No. 1, the Amendment No.2 and the Amendment No.3 on this form 10-KSB/A and have determined that the Company’s disclosure controls and procedures are effective for the fiscal year ended December 31, 2005. The revisions to the financial statements relate to complicated accounting matters while the Company had the correct information regarding the conversion, feature warrants, debt issuance and Option to buy-out Shanxi Coal and therefore believes it has adequate disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatments. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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

All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the fiscal years ended December 31, 2005 and December 31, 2004, Moore Stephens bill us for other fees in the amount of approximately $0 and $0.

Moore Stephen’s predecessor, Durland & Company, CPA’s, P.A. billed us for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for $4,000 for the fiscal year ended December 31, 2003 and $8,000 for the fiscal year ended December 31, 2004. We also paid them $1,000 for services provided in connection with the 10-QSB filed for the quarter ended March 31, 2005.

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

PUDA COAL, INC.

Dated: February 1, 2007	By: /s/ Zhao Ming
Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB/ A has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title		Date

(i) Principal Executive Officer:

/s/ Zhao Ming	Chief Executive Officer	Dated: February 1, 2007

(ii) Principal Financial and Accounting Officer:

/s/ Jin Xia	Chief Financial Officer	Dated: February 1, 2007

(iv) Directors:

/s/ Zhao Ming	President and Chairman of the Board	Dated: February 1, 2007