Form 10QSB/A
period 2006-03-31
Puda Coal, Inc.
filed 2007-02-02
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB/A
Amendment No. 2

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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 2 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Puda Coal, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2006 (the “Original Filing”) and the Amendment No. 1 on Form 10-QSB/A filed with the SEC on November 20, 2006 (the “Amendment No. 1”) for the quarterly period ended March 31, 2006.

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

The restatements reflect the Company’s determination that the Option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. The annual consolidated balance sheet as of December 31, 2005 and quarterly consolidated balance sheets as of June 30, 2005 and September 30, 2005 have also been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of March 31, 2006. The restatement has no impact on the Company’s statements of operations for the three months ended March 31, 2006 and the Company’s statement of cash flows for the three months ended March 31, 2006.

Changes Reflected in this Form 10-QSB/A

This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended March 31, 2006:

Part I	Financial Information
Item 1 -	Financial Statements
Unaudited Consolidated Financial Statements
Note 1	The Company
Note 15	Options
Note 16	Condensed Financial Information of Registrant
Note 17	Restatement
Item 2 -	Management’s Discussion and Analysis or Plan of Operations
Restatement of Financial Statements
Liquidity and Capital Resources
Item 3 -	Controls and Procedures
Part II	Other Information
Item 6 -	Exhibits

Primarily these amendments are to reflect the reclassification from stockholders’ equity to temporary equity as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling and to enhance the presentation. The consolidated balance sheets for the quarterly periods ended June 30, 2005, September 30, 2005, and the annual consolidated balance sheets as of December 31, 2005 and for the fiscal year then ended, and the consolidated balance sheets for the quarterly periods ended June 30, 2006 and September 30, 2006 have also been restated. The application of the foregoing has resulted in certain significant amendments to the Original Filing, as amended and restated subsequently. The Company is voluntarily subject to the filing requirements under Section 13 or 15(d) of the Exchange Act.

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

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheet as of March 31, 2006	1-2

Unaudited Consolidated Statements of Operations for the three
months ended March 31, 2006 and 2005	3

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	4

Notes to Unaudited Consolidated Financial Statements	5-26

Item 2. Management’s Discussion and Analysis or Plan of Operation	27-30

Item 3. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	33

Certifications	34-36

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2006
(In thousand of United States dollars)

	Note(s)	March 31, 2006
		(Restated - see Note 17)

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 17	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,916,174		76
Paid-in capital		5,160
		5,236
Less: reclassified to temporary equity	1, 17	(2,717)
Statutory surplus reserve fund		1,366
Accumulated deficit		(3,867)
Accumulated other comprehensive income		302

Total stockholders’ equity		320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$46,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
(In thousand of United States dollars, except per share data)

		Three months ended March 31,
	Note(s)	2006	2005
		(Restated - see Note 17)

NET REVENUE		$20,771	$4,272

COST OF REVENUE		(16,258)	(3,410)

GROSS PROFIT		4,513	862

OPERATING EXPENSES
Selling expenses		276	49
General and administrative expenses		434	64

TOTAL OPERATING EXPENSES		710	113

INCOME FROM OPERATIONS		3,803	749

GAIN ON SHORT-TERM INVESTMENTS		-	6

INTEREST INCOME		9	-

INTEREST EXPENSE		(566)	-

DEBT FINANCING COSTS	10	(4,953)	-

DERIVATIVE UNREALIZED FAIR VALUE LOSS	11	(3,500)	-

(LOSS) / INCOME BEFORE INCOME TAXES		(5,207)	755

INCOME TAXES	12	(1,238)	(261)

NET (LOSS)/INCOME		(6,445)	494

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		148	-

COMPREHENSIVE (LOSS)/INCOME		$(6,297)	$494

(LOSS)/EARNINGS PER SHARE-BASIC		$(0.09)	$0.01
-DILUTED		$(0.09)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	13	75,514,605	73,750,000
-DILUTED	13	75,514,605	73,763,500

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Restructuring Agreements”). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal” (Note 17). Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Options

As at March 31, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$1	October 20, 2008	38
500,000	50,000 (ii)	$ 10	October 27, 2006	0
1,000,000	100,000 (iii)	$ 10	November 5, 2006	0

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.
(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.
(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

The following summarizes the share option transactions during the periods:

	Number of	Weighted average
	options	exercise price
$
Options outstanding at December 31, 2004
(after adjusting for the 10 to 1 reverse stock split)	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at December 31, 2005	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at March 31, 2006	165,000	9.2

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

March 31, 2006
(Restated - see Note 17)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71
Restricted cash	233
Deferred charges	2,080

Total current assets	2,384

INVESTMENT IN SUBSIDIARIES	15,265

TOTAL ASSETS	$17,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Penalty payable	58

Total current liabilities	58

LONG-TERM LIABILITIES
Convertible notes	4,241
Derivative conversion feature	5,621
Derivative warrants	14,572
Total long-term liabilities	24,434

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,916,174 shares	76
Paid-in capital	8,197
8,273
Less: reclassified to temporary equity	(2,717)
Accumulated deficit	(15,116)

Total stockholders’ equity	(9,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,649

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement

After reviewing certain accounting principles the Company had applied in its previously issued financial statements, on September 13, 2006, management determined that the contractual terms of the conversion feature and warrants of 3 years and 5 years, respectively, instead of an expected term of one year as originally used, should be used under the Black-Scholes Model in calculating the fair values of the conversion feature and warrants, and effective interest method should be used for the amortization of the discount on conversion feature, discount on warrants and debt issue costs. Consequently, management restated its quarterly financial statements as of March 31, 2006 and for the period then ended. This first restatement was made in accordance with the provisions of SFAS 154 for correction of errors. The annual consolidated balance sheet as of December 31, 2005 and for the year then ended have also been restated. There was no tax effect as a result of the restatement.

The adjustment in the amortization method of the discounts and debt issue costs have the effect of decreasing current assets by $3,592,000, increasing long-term liabilities by $4,356,000 and decreasing the stockholders' equity by $7,948,000 as of March 31, 2006, and increasing the Company’s net loss by $3,786,000 for the three months ended March 31, 2006. This adjustment in the amortization method affected some of the items within the Company’s consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the period.

The second restatement, which was made on January 8, 2007, involved the reclassification of the Option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005 (Note 1), from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the Option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. There was no tax effect as a result of the restatement. The reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of March 31, 2006. The restatement has no impact on the Company’s statements of operations and cash flows for the three months ended March 31, 2006.

The adjustments to the consolidated financial statements are summarized as follows:

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2006
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,532	$-	$17,532	$-	$17,532
Restricted cash	233	-	233	-	233
Accounts receivable, net	3,809	-	3,809	-	3,809
Other receivables
- Related parties	15	-	15	-	15
- Third parties	41	-	41	-	41
Advances to suppliers	1,743	-	1,743	-	1,743
Deferred charges	5,672	(3,592)	2,080	-	2,080
Inventories	7,158	-	7,158	-	7,158

Total current assets	36,203	(3,592)	32,611	-	32,611

PROPERTY, PLANT AND EQUIPMENT, NET	10,587	-	10,587	-	10,587

INTANGIBLE ASSETS, NET	3,788	-	3,788	-	3,788

TOTAL ASSETS	$50,578	$(3,592)	$46,986	$-	$46,986

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2006
(In thousand of United States dollars)
	Initial Filing	First Restatement	Restated (after first Restatement)	Second Restatement	Restated (after second Restatement)
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300	$-	$1,300
Accounts payable
- Related party	171	-	171	-	171
- Third parties	1,422	-	1,422	-	1,422
Other payables
- Related party	874	-	874	-	874
- Third parties	869	-	869	-	869
Accrued expenses	421	-	421	-	421
Income taxes payable	1,241	-	1,241	-	1,241
VAT payable	785	-	785	-	785
Distribution payable	999	-	999	-	999
Penalty payable	58	-	58	-	58

Total current liabilities	8,140	-	8,140	-	8,140

LONG-TERM LIABILITIES
Long-term debt
- Related party	11,375	-	11,375	-	11,375
Convertible notes	807	3,434	4,241	-	4,241
Derivative conversion feature	5,841	(220)	5,621	-	5,621
Derivative warrants	13,430	1,142	14,572	-	14,572

Total long-term liabilities	31,453	4,356	35,809	-	35,809

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	-	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,916,174	76	-	76	-	76
Paid-in capital	5,157	3	5,160	-	5,160
	5,233	3	5,236	-	5,236
Less: reclassified to temporary equity	-	-	-	(2,717)	(2,717)
Statutory surplus reserve fund	1,366	-	1,366	-	1,366
(Accumulated deficit)/retained earnings	4,084	(7,951)	(3,867)	-	(3,867)
Accumulated other comprehensive income	302	-	302	-	302

Total stockholders’ equity	10,985	(7,948)	3,037	(2,717)	320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,578	$(3,592)	$46,986	$-	$46,986

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006
(In thousand of United States dollars, except per share data)

	Initial Filing	First Restatement	Restated

NET REVENUE	$20,771	$-	$20,771

COST OF REVENUE	(16,258)	-	(16,258)

GROSS PROFIT	4,513	-	4,513

OPERATING EXPENSES
Selling expenses	276	-	276
General and administrative expenses	434	-	434

TOTAL OPERATING EXPENSES	710	-	710

INCOME FROM OPERATIONS	3,803	-	3,803

INTEREST INCOME	9	-	9

INTEREST EXPENSE	(626)	60	(566)

DEBT FINANCING COSTS	(1,232)	(3,721)	(4,953)

DERIVATIVE UNREALIZED FAIR VALUE LOSS	(3,375)	(125)	(3,500)

LOSS BEFORE INCOME TAXES	(1,421)	(3,786)	(5,207)

INCOME TAXES	(1,238)	-	(1,238)

NET LOSS	(2,659)	(3,786)	(6,445)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	148	-	148

COMPREHENSIVE LOSS	$(2,511)	$(3,786)	$(6,297)

LOSS PER SHARE-BASIC	$(0.03)	$(0.06)	$(0.09)
-DILUTED	$(0.03)	$(0.06)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	75,496,043	18,562	75,514,605
-DILUTED	75,496,043	18,562	75,514,605

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNADUITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,659)	$(3,786)	$(6,445)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of land-use rights	19	-	19
Depreciation	236	-	236
Provision for doubtful debts	(1)	-	(1)
Amortization of debt issue costs	132	459	591
Amortization of discount on convertible notes and warrants	1,042	3,262	4,304
Derivative unrealized fair value loss	3,375	125	3,500
Discount on converted shares expensed as interest expense	202	(60)	142
Issue of common shares for services	21		21
Changes in operating assets and liabilities:
Decrease in accounts receivable	416	-	416
Increase in other receivables	(3)	-	(3)
Decrease in advances to suppliers	1,216	-	1,216
Decrease in inventories	401	-	401
Increase in accounts payable	267	-	267
Increase in accrued expenses	58	-	58
Increase in other payables	161	-	161
Decrease in income tax payable	(156)	-	(156)
Increase in VAT payable	468	-	468
Increase in penalty payable	58		58
Decrease in restricted cash	382	-	382

Net cash provided by operating activities	5,635	-	5,635

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(325)	-	(325)

Net cash used in financing activities	(325)	-	(325)

Effect of exchange rate changes on cash	155	-	155

Net increase in cash and cash equivalents	5,465	-	5,465
Cash and cash equivalents at beginning of period	12,067	-	12,067

Cash and cash equivalents at end of period	$17,532	$-	$17,532

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

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in our Form 10KSB filed on March 30, 2006, as amended and restated subsequently and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

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

The following discussion and analysis gives effect to the restatement described in Note 17 to the unaudited consolidated financial statements for the quarter ended March 31, 2006 contained herein. Such restatement has no impact on the Company’s results of operations for the quarter ended March 31, 2006.

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

In addition, while the Chinese steel industry has been expanding over-supply could have the effect of depressing steel prices, making the collection of our accounts receivable more difficult. We are considering the construction of a power generating plant. We intend to use a portion of the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised. However, these proceeds which would aggregate $15,000,000 to the extent they are all fully-exercised for this purpose, are not sufficient to pay the $18,100,000 the plant is projected to cost. The balance of the cost would be paid from our operations, or we would have to secure a loan or issue additional equity.

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

The certifying officers of the Original Filing, the Amendment No. 1 and this Form 10-QSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing, the Amendment No. 1 and this Form 10-QSB/A and have determined that the Company’s disclosure controls and procedures are effective for the fiscal quarter ended March 31, 2006. The revisions to the financial statements relate to complicated accounting matters and while the Company had the correct information regarding the conversion feature, warrants, debt issuance and Option to buy-out Shanxi Coal and therefore believes it has adequate disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatments. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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

The convertible notes which were converted in connection with each of the above issuances were offered and sold in our November, 2005 private placement only to accredited investors in the United States and to persons who are not “U.S. persons” as defined in Regulation S under the Securities Act. The notes and related warrants, or Units, offered in such private placement, as well as the shares of common stock issued upon conversion of the notes and exercise of the warrants were offered and sold in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act. We did not engage in any public advertising or general solicitation in connection with the issuance of the Units.

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