Form 10QSB/A
period 2006-06-30
Puda Coal, Inc.
filed 2007-02-02
CIK 1162747

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

011 86 351 228 1300
(Issuer's telephone number)

____________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, July 28, 2006 : 79,902,667  shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 2 on Form 10-QSB/A for the quarter ended June 30, 2006 amends and restates items identified below with respect to the report on Form 10-QSB filed by Puda Coal, Inc. (‘we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 7, 2006 (the “Original Filing”) and the Amendment No. 1 on Form 10-QSB/A filed by the Company with the SEC on August 21, 2006 (the “Amendment No. 1”).

As previously announced in the Form 8-K we filed on January 12, 2007, the Company announced it would restate its financial statements for the quarterly period ended June 30, 2006. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

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

The restatements reflect the Company’s determination that the Option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. The annual consolidated balance sheet as of December 31, 2005 and quarterly consolidated balance sheets as of June 30, 2005, September 30, 2005 and March 31, 2006 have also been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of June 30, 2006. The restatement has no impact on the Company’s statements of operations for the three and six months ended June 30, 2006 and the Company’s statement of cash flows for the six months ended June 30, 2006.

Changes Reflected in this Form 10-QSB/A

This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended June 30, 2006:

Part I Financial Information
Item 1 - Financial Statements
Unaudited Consolidated Financial Statements
Note 1 The Company
Note 15 Options
Note 16 Condensed Financial Information of Registrant
Note 17 Restatement
Item 2 - Management’s Discussion and Analysis or Plan of Operations
Restatement of Financial Statements
Liquidity and Capital Resources
Item 3 - Controls and Procedures
Part II Other Information
Item 6 - Exhibits

Primarily these amendments are to reflect the reclassification from stockholders’ equity to temporary equity as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling and to enhance the presentation. The consolidated balance sheets for the quarterly periods ended June 30, 2005, September 30, 2005, and the annual consolidated balance sheet as of December 31, 2005, and the consolidated balance sheets for the quarterly periods ended March 31, 2006 and September 30, 2006 have also been restated. The application of the foregoing has resulted in certain significant amendments to the Original Filing, as amended and restated subsequently. The Company is voluntarily subject to the filing requirements under Section 13 or 15(d) of the Exchange Act.

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

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item1. Financial Statements	1

Unaudited Consolidated Balance Sheet as of June 30, 2006	1-2

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005	3-4

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 months ended June 30, 2006 and 2005 months ended June 30, 2006 and 2005	5

Notes to Unaudited Consolidated Financial Statements	6-26

Item 2. Management's Discussion and Analysis or Plan of Operation	27-31

Item 3. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31-33

Item 3. Defaults upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
June 30, 2006
(In thousand of United States dollars)

	Note(s)	June 30, 2006
		(Restated - see Note 17)
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 17	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 79,888,274		80
Paid-in capital		8,667
		8,747
Less: reclassified to temporary equity	1, 17	(2,717)
Statutory surplus reserve fund		1,366
Accumulated deficit		(4,229)
Accumulated other comprehensive income		381

Total stockholders’ equity		3,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$50,250

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the three and six months ended June 30, 2006 and 2005
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
NET (LOSS)/INCOME		(363)	1,096	(6,808)	1,590

PRO FORMA ADJUSTMENT
Deemed preferred dividend		-	(2,717)	-	(2,717)

PRO FORMA NET LOSS		$(363)	$(1,621)	$(6,808)	$(1,127)

(LOSS)/EARNINGS PER SHARE-BASIC		$(0.00)	$0.01	$(0.09)	$0.02
-DILUTED		$(0.00)	$0.01	$(0.09)	$0.02

PRO FORMA LOSS PER SHARE-BASIC		$(0.00)	$(0.02)	$(0.09)	$(0.02)
-DILUTED		$(0.00)	$(0.02)	$(0.09)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	13	76,733,239	73,750,000	76,531,046	73,750,000
-DILUTED	13	76,733,239	73,792,671	76,531,046	73,792,671

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Restructuring Agreements”). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal” (Note 17). As the exercise of the Option is analogous to a preferred dividend, the amount of $2,717,000 was deducted from net income for the three and six months ended June 30, 2005 in calculating the pro forma earnings per share. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

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
.1 Cost:
Buildings and facilities	$2,961
Machinery equipment	8,131
Motor vehicles	254
Office equipment and others	76

11,422

.2 Accumulated depreciation:
Buildings and facility	174
Machinery equipment	734
Motor vehicles	131
Office equipment and others	33

1,072
.3 Carrying value:
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
$12,350

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 aggregate principal amount of 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 of aggregate principal amount was converted into 1,700,000 shares of common stock immediately. In the first quarter of 2006, $200,000 was converted into 400,000 shares of common stock, and in June 2006, $1,575,000 was converted into 3,150,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. In June 2006, 650,000 warrants were exercised into 650,000 shares of common stock.

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

At June 30, 2006, deferred tax assets consist of:

June 30, 2006
$’000
Net operating loss carryforwards	$816
Less: Valuation allowance	(816)
Net	$-

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Basic and Diluted Weighted Average Number of Shares

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
	$’000	$’000	$’000	$’000
Basic weighted average number of shares	76,733,239	73,750,000	76,531,046	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	-	42,671	-	42,671
Diluted weighted average number of Shares	76,733,239	73,792,671	76,531,046	73,792,671

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Options

As at June 30, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$1	October 20, 2008	45
500,000	50,000 (ii)	$10	October 27, 2006	0
1,000,000	100,000 (iii)	$10	November 5, 2006	0

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

The following summarizes the share option transactions during the periods:

	Number of options	Weighted average exercise price $
Options outstanding at December 31, 2004 (after adjusting for the 10 to 1 reverse stock split)	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2005	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at June 30, 2006	165,000	9.2

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

June 30, 2006
(Restated - see Note 17)
.2
.3 ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-
Restricted cash	233
Deferred charges	888

Total current assets	1,121

INVESTMENTS IN SUBSIDIARIES	18,748

TOTAL ASSETS	$19,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Penalty payable	437

Total current liabilities	437

LONG-TERM LIABILITIES
Convertible notes	4,787
Derivative conversion feature	4,848
Derivative warrants	13,312
Total long-term liabilities	22,947

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 79,888,274 shares	80
Paid-in capital	15,287
15,367
Less: reclassified to temporary equity	(2,717)
Accumulated deficit	(18,882)

Total stockholders’ equity	(6,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,869

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

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of June 30, 2006. The restatement has no impact on the Company’s statements of operations for the three and six months ended June 30, 2006 and statement of cash flows for the six months ended June 30, 2006. The adjustments to the consolidated balance sheet are summarized as follows:

UNAUDITED CONSOLIDATED BALANCE SHEET
June 30, 2006
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,920	$-	$22,920
Restricted cash	233	-	233
Accounts receivable, net	4,635	-	4,635
Other receivables
- Related parties	15	-	15
- Third parties	39	-	39
Advances to suppliers	784	-	784
Deferred charges	888	-	888
Inventories	6,618	-	6,618

Total current assets	36,132	-	36,132

PROPERTY, PLANT AND EQUIPMENT, NET	10,350	-	10,350

INTANGIBLE ASSETS, NET	3,768	-	3,768

TOTAL ASSETS	$50,250	$-	$50,250

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET (continued)
June 30, 2006
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300
Accounts payable
- Related party	192	-	192
- Third parties	2,107	-	2,107
Other payables
- Related party	879	-	879
- Third parties	1,088	-	1,088
Accrued expenses	500	-	500
Income taxes payable	1,454	-	1,454
VAT payable	1,029	-	1,029
Distribution payable	1,002	-	1,002
Penalty payable	437	-	437

Total current liabilities	9,988	-	9,988

LONG-TERM LIABILITIES
Long-term debt
- Related party	11,050	-	11,050
Convertible notes	4,787	-	4,787
Derivative conversion feature	4,848	-	4,848
Derivative warrants	13,312	-	13,312

Total long-term liabilities	33,997	-	33,997
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 79,888,274	80	-	80
Paid-in capital	8,667	-	8,667
	8,747	-	8,747
Less: reclassified to temporary equity	-	(2,717)	(2,717)
Statutory surplus reserve fund	1,366	-	1,366
Retained earnings	(4,229)	-	(4,229)
Accumulated other comprehensive income	381	-	381

Total stockholders’ equity	3,548	(2,717)	3,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,250	$-	$50,250

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

The following discussion and analysis gives effect to the restatement described in Note 17 to the unaudited consolidated financial statements for the quarter ended June 30, 2006 contained herein. Such restatement has no impact on the Company’s results of operations for the quarter ended June 30, 2006.

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

In addition, while the Chinese steel industry has been expanding over-supply could have the effect of depressing steel prices, making the collection of our accounts receivable more difficult. We are considering the construction of a power generating plant. We intend to use a portion of the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised. However, these proceeds which would aggregate $15,000,000 to the extent they are all fully exercised, are not sufficient to pay the $18,100,000 the plant is projected to cost. The balance of the cost would be paid from our operations for this purpose, or we would have to secure a loan or issue additional equity.

We believe that our liquidity will be adequate to satisfy our obligations for the foreseeable future. Future requirements for our business needs, including the funding of capital expenditures and debt service for outstanding financings are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources. However, we may not be able to generate sufficient operating cash flow and external financing sources may not be available in amounts or on terms sufficient to meet our liquidity needs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our capital needs.

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

The certifying officers of the Original Filing, the Amendment No. 1 and this Form 10-QSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing, the Amendment No. 1 and this Form 10-QSB/A and have determined that the Company’s disclosure controls and procedures are effective for the fiscal quarter ended June 30, 2006. The revisions to the financial statements relate to complicated accounting matters and while the Company had the correct information regarding the conversion feature, warrants, debt issuance and Option to buy-out Shanxi Coal and therefore believes it has adequate disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatments. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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

The convertible notes which were converted and the warrants which were exercised in connection with each of the above issuances were offered and sold in our November, 2005 private placement only to accredited investors in the United States and to persons who are not "U.S. persons" as defined in Regulation S under the Securities Act. The notes and related warrants, or Units, offered in such private placement, as well as shares of common stock issued upon conversion of the notes and exercise of the warrants and their respective conversions and exercises were offered and sold in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act.  We did not engage in any public advertising or general solicitation in connection with the issuance of the Units.

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

Dated: February 1, 2007