Form 10QSB/A
period 2006-09-30
Puda Coal, Inc.
filed 2007-02-02
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB/A

(Amendment No. 2)

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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 2 on Form 10-QSB/A for the quarter ended September 30, 2006 amends and restates items identified below with respect to the report on Form 10-QSB filed by Puda Coal, Inc. (‘we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 14, 2006 (the “Original Filing”) and the Amendment No. 1 on Form 10-QSB/A filed by the Company with the SEC on November 20, 2006 (the “Amendment No. 1”).

As previously announced in the Form 8-K we filed on January 12, 2007, the Company announced it would restate its financial statements for the quarterly period ended September 30, 2006. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

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

The restatements reflect the Company’s determination that the Option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. The annual consolidated balance sheet as of December 31, 2005 and quarterly consolidated balance sheets as of June 30, 2005, September 30, 2005, March 31, 2006 and June 30, 2006 have also been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of September 30, 2006. The restatement has no impact on the Company’s statements of operations for the three and nine months ended September 30, 2006 and the Company’s statement of cash flows for the nine months ended September 30, 2006.

Changes Reflected in this Form 10-QSB/A

This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended September 30, 2006:

Part I	Financial Information
Item 1 -	Financial Statements
Unaudited Consolidated Financial Statements
Note 1 The Company
Note 15 Options
Note 16 Condensed Financial Information of Registrant
Note 17 Restatement
Item 2 -	Management’s Discussion and Analysis or Plan of Operations
Restatement of Financial Statements
Item 3 -	Controls and Procedures
Part II	Other Information
Item 6	Exhibits

Primarily these amendments are to reflect the reclassification from stockholders’ equity to temporary equity as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling and to enhance the presentation. The consolidated balance sheets for the quarterly periods ended June 30, 2005, September 30, 2005, and the annual consolidated balance sheet as of December 31, 2005, and the consolidated balance sheets for the quarterly periods ended March 31, 2006 and June 30, 2006 have also been restated. The application of the foregoing has resulted in certain significant amendments to the Original Filing as amended and restated subsequently. The Company is voluntarily subject to the filing requirements under Section 13 or 15(d) of the Exchange Act.

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

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

Unaudited Consolidated Balance Sheet as of September 30, 2006	1-2

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005	3-4

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	5

Notes to Unaudited Consolidated Financial Statements	6-28

Item 2. Management's Discussion and Analysis or Plan of Operation	29-37

Item 3. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38-40

Item 3. Defaults upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
September 30, 2006
(In thousand of United States dollars)

	Note(s)	September 30, 2006
		(Restated - see Note 17)
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 17	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 82,952,667		83
Paid-in capital		11,252
		11,335
Less: reclassified to temporary equity	1, 17	(2,717)
Statutory surplus reserve fund		1,366
Accumulated deficit		(2,063)
Accumulated other comprehensive income		702

Total stockholders’ equity		8,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$56,864

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the three and nine months ended September 30, 2006 and 2005
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

NET INCOME/(LOSS)		2,166	1,547	(4,642)	3,137

PRO FORMA ADJUSTMENT
Deemed preferred dividend		-	-	-	(2,717)

PRO FORMA NET INCOME/(LOSS)		2,166	1,547	(4,642)	420

EARNINGS/(LOSS) PER SHARE-BASIC		$0.03	$0.02	$(0.06)	$0.04
-DILUTED		$0.02	$0.02	$(0.06)	$0.04

PRO FORMA EARNINGS/(LOSS) PER SHARE-BASIC		$0.03	$0.02	$(0.06)	$0.01
-DILUTED		$0.02	$0.02	$(0.06)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
-BASIC	13	80,654,578	73,750,000	77,920,661	73,715,934
- DILUTED	13	118,452,056	73,915,000	77,920,661	73,880,934

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Restructuring Agreements”). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the ‘Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal” (Note 17). As the exercise of the Option is analogous to a preferred dividend, the amount of $2,717,000 was deducted from net income for the nine months ended September 30, 2005 in calculating the pro forma earnings per share. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

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

4. Related Party Transactions

As of September 30, 2006, the Group had the following amounts due from/to related parties:-

September 30, 2006
$’000

Other receivable from an owner, Zhao Ming	$15
Accounts payable to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$228
Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$687

Other payable to an owner, Zhao Yao	202

$889
Loan payable to Resources Group:
-current portion	$1,300
-non-current portion	10,725

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

In the three months ended September 30, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $5,110,000 and $2,342,000, respectively. In the nine months ended September 30, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $12,321,000 and $3,631,000, respectively.

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

Year	September 30, 2006
$’000

2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	5,525
$12,025

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 aggregate principal amount of 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 of aggregate principal amount was converted into 1,700,000 shares of common stock immediately. In first quarter of 2006, $200,000 of aggregate principal amount was converted into 400,000 shares of common stock. In second quarter of 2006, $1,575,000 was converted into 3,150,000 shares of common stock. In third quarter of 2006, $350,000 was converted into 700,000 shares. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. In second quarter of 2006, 650,000 warrants were exercised into 650,000 shares of common stock and in third quarter of 2006, 2,350,000 warrants were exercised into 2,350,000 shares of common stock.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instrument and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the three and nine months ended September 30, 2006 were $430,000 and $3,243,000, respectively. The unamortized amount of $379,000 was recorded in deferred charges. As of September 30, 2006, these warrants were valued at $3.31 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $3,327,000 was included in the unaudited consolidated statements of operations. In first quarter 2006, 64,167 placement agent warrants were exercised in a cashless method and resulted in the issue of 55,687 common shares. In second quarter of 2006, 191,667 placement agent warrants were exercised in a cashless method and resulted in the issue of 172,100 common shares. In third quarter of 2006, 17,500 placement agent warrants were exercised in a cashless method and resulted in the issuance of 14,393 common shares. The portion of the discount of $129,000 in the nine months ended September 30, 2006 related to the exercised warrants was recorded in interest expense.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplementary cash flow information

	Nine months ended September 30,
	2006	2005
	$’000	$’000

Cash paid during the period for:
Interest	$1,211	$4
Income taxes	$4,074	$-

Major non-cash transactions:
Notes converted into 4,250,000 common shares	$2,125	$-
Common shares for services	$21	$10
Cashless exercise of 273,334 placement agent warrants
into 242,180 common shares	$-	$-
Dividend declared	$-	$1,452

15. Options

As at September 30, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$ 1	October 20, 2008	41
500,000	50,000 (ii)	$ 10	October 27, 2006	0
1,000,000	100,000 (iii)	$ 10	November 5, 2006	0

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Options (continued)

The following summarizes the share option transactions during the periods:

	Number of options	Weighted average exercise price
$
Options outstanding at December 31, 2004 (after adjusting for the 10 to 1 reverse stock split)	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at December 31, 2005	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at September 30, 2006	165,000	9.2

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)
September 30, 2006
(Restated - see Note 17)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8
Restricted cash	233
Deferred charges	402

Total current assets	643

INVESTMENTS IN SUBSIDIARIES	23,765

TOTAL ASSETS	$24,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payable	303
Penalty payable	821

Total current liabilities	1,124

LONG-TERM LIABILITIES
Convertible notes	5,438
Derivative conversion feature	4,676
Derivative warrants	12,970

Total long-term liabilities	23,084

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 82,952,667 shares	83
Paid-in capital	21,529
21,612
Less: reclassified to temporary equity	(2,717)
Accumulated deficit	(21,412)

Total stockholders’ equity	(2,517)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,408

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousand of United States dollars)

For the nine months ended September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,394)
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issue costs	821
Amortization of discount on convertible notes and warrants	7,871
Derivative unrealized fair value loss	3,327
Discount on converted shares and exercised warrants	1,146
Issue of common stock for services	21
Changes in operating assets and liabilities:
Advance to subsidiaries	(1,090)
Increase in other payable	303
Increase in penalty payable	821
Decrease in restricted cash	382

Net cash used in operating activities	(1,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	1,800

Net cash provided by financing activities	1,800

Net increase in cash and cash equivalents	8
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$8

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

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of September 30, 2006. The restatement has no impact on the Company’s statements of operations for the three and nine months ended September 30, 2006 and statement of cash flows for the nine months ended September 30, 2006. The adjustments to the consolidated balance sheet are summarized as follows:

UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2006
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,543	$-	$19,543
Restricted cash	233	-	233
Accounts receivable, net	7,972	-	7,972
Other receivables
- Related parties	15	-	15
- Third parties	39	-	39
Advances to suppliers	1,199	-	1,199
Deferred charges	402	-	402
Inventories	13,600	-	13,600

Total current assets	43,003	-	43,003

PROPERTY, PLANT AND EQUIPMENT, NET	10,112	-	10,112

INTANGIBLE ASSETS, NET	3,749	-	3,749

TOTAL ASSETS	$56,864	$-	$56,864

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET (continued)
September 30, 2006
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300
Accounts payable
- Related party	228	-	228
- Third parties	2,282	-	2,282
Other payables
- Related party	889	-	889
- Third parties	1,595	-	1,595
Accrued expenses	599	-	599
Income taxes payable	2,453	-	2,453
VAT payable	535	-	535
Distribution payable	1,013	-	1,013
Penalty payable	821	-	821

Total current liabilities	11,715	-	11,715

LONG-TERM LIABILITIES
Long-term debt
- Related party	10,725	-	10,725
Convertible notes	5,438	-	5,438
Derivative conversion feature	4,676	-	4,676
Derivative warrants	12,970	-	12,970

Total long-term liabilities	33,809	-	33,809

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 82,952,667	83	-	83
Paid-in capital	11,252	-	11,252
	11,335	-	11,335
Less: reclassified to temporary equity	-	(2,717)	(2,717)
Statutory surplus reserve fund	1,366	-	1,366
Accumulated deficit	(2,063)	-	(2,063)
Accumulated other comprehensive income	702	-	702

Total stockholders’ equity	11,340	(2,717)	8,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,864	$-	$56,864

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

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

Moore Stephens, the Company's independent accountant, discussed with the Company's officers the above-referenced matters. On January 8, 2007, MS advised the Company that the financial statements in its quarterly reports on Forms 10-QSB for the quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 and its annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended and restated, needed to be further amended. Specifically, MS advised that the accounting for the Option price should be reclassified from permanent to temporary equity under the caption of “Option to buy-out Shanxi Coal”.

The following discussion and analysis gives effect to the restatement described in Note 17 to the unaudited consolidated financial statements for the quarter ended September 30, 2006 contained herein. Such restatement has no impact on the Company’s results of operations for the quarter ended September 30, 2006.

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

We are considering the acquisition of a new coal washing plant. We intend to use the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised from this purchase. If these proceeds, which would aggregate $15,000,000 only when they are all fully exercised for this purpose, are not sufficient to pay the $14,100,000 the plant is projected to cost, the balance of the cost would be paid from our operations, or we would have to secure a loan, or issue additional equity.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2006, Puda Coal conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of Puda Coal's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "1934 Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Puda Coal's disclosure controls and procedures are effective to ensure that information required to be disclosed by Puda Coal in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Puda Coal's internal controls over financial reporting during Puda Coal's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Puda Coal's internal controls over financial reporting.

The certifying officers of the Original Filing, the Amendment No. 1 and this Form 10-QSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing, the Amendment No. 1 and this Form 10-QSB/A and have determined that the Company’s disclosure controls and procedures are effective for the fiscal quarter ended September 30, 2006. The revisions to the financial statements relate to complicated accounting matters and while the Company had the correct information regarding the conversion feature, warrants, debt issuance and Option to buy-out Shanxi Coal and therefore believes it has adequate disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatments. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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