Form 10QSB/A
period 2005-06-30
Puda Coal, Inc.
filed 2007-04-16
CIK 1162747

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐*

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, August 9, 2005: 59,000,000 shares. Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

* The Issuer, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act but has been filing all reports required to be filed by those sections for the past 12 months.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Puda Coal, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 12, 2005 (the “Original Filing”) for the quarterly period ended June 30, 2005 and Amendment No. 1 to the quarterly report on Form 10-QSB/A filed with the SEC on February 2, 2007 for the same period.

As described in the current report on Form 8-K filed by the Company with the SEC on January 12, 2007, the Company announced it would restate its financial statements for the quarter ended June 30, 2005. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

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

(a)(3) Moore Stephens ("MS"), the Company's independent auditors, discussed with the Company's officers the above-referenced matters.

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

The restatements, which were included in the Amendment No. 1 to the quarterly report on Form 10-QSB/A filed with the SEC on February 2, 2007, reflect the Company’s determination that the option purchase price, which equals to the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of June 30, 2005. The restatement has no impact on the Company’s statements of operations and statement of cash flows for the three and six months ended June 30, 2005.

In connection with the review of Amendment No. 5 to the Company’s Registration Statement on Form SB-2 and the amendments to annual and quarterly reports filed by the Company with the SEC on February 2, 2007, the SEC asked the Company to explain the basis for its presentation of (i) the line item “Less: reclassified to temporary equity” and (ii) the pro forma net (loss)/income and basic and diluted pro forma (loss)/earnings per share. Based on its discussion with the independent auditors Moore Stephens, the Company determined that the presentation of these items, as reflected in its financial statements for the above mentioned periods, as amended and restated, should be revised to reflect the following:

(a) Removing the line item “Less: reclassified to temporary equity” and presenting the reclassification of “Option to buy-out Shanxi Coal” from permanent equity to temporary equity as a direct deduction from the line item of “Paid-in capital” in the consolidated balance sheet; and

(b) Removing the pro forma earnings per share and presenting the earnings per share in a two-class common stock format in accordance with FAS 128 as the exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” in the consolidated statements of operations.

There was no tax effect as a result of the reclassification.

The reclassification has no impact on the Company’s statements of operations (other than presenting earnings per share in a two-class common stock format) and cash flows for the quarter ended June 30, 2005.

The Issuer, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act but has been filing all reports required to be filed by those sections for the past 12 months.

Changes Reflected in this Form 10-QSB/A

This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended June 30, 2005:

Cover Page
Explanatory Note
Part I	Financial Information
Item 1	Financial Statements
Unaudited Consolidated Financial Statements
Note 6	Unaudited Combined Pro forma Financial Statements
Note 7	Restatement
Item 2	Mangement's Discussion and Analysis or Plan of Operations
Item 3	Controls and Procedures
Part II	Other Information
Item 6	Exhibits
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing, as amended. Primarily these amendments are to reflect the reclassification as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filing, as amended, for accuracy, including the controls and procedures section and the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 31.2 to this report, and to enhance the presentation. In addition, the consolidated balance sheets and the consolidated statements of operations for the quarterly period ended September 30, 2005, the consolidated balance sheets and the consolidated statements of operations for the year ended December 31, 2005 and the consolidated balance sheets for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 are also being amended. The application of the foregoing has resulted in certain amendments to the Original Filing as amended and restated subsequently.

Except for the amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this amendment), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheet of Puda Investment Holding Limited
and its subsidiaries and affiliates as of June 30, 2005 (unaudited)	1

Consolidated Statements of Operations of Puda Investment Holding
Limited and its subsidiaries and affiliates for the three and six
months ended June 30, 2005 and 2004 (unaudited)	2

Consolidated Statements of Cash Flows of Puda Investment Holding
Limited and its subsidiaries and affiliates for the six months ended
June 30, 2005 and 2004 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4-14

Item 2. Management's Discussion and Analysis or Plan of Operations	15-32

Item 3. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other information	34

Item 6. Exhibits and Reports on Form 8-K	35-36

Signatures

Certifications

PART I - Financial Information
ITEM 1. Financial Statements

PUDA INVESTMENT HOLDING LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
As of June 30, 2005
(In thousand of United States dollars)

	Note(s)	June 30, 2005
		(Restated - see Note 7)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$1,547
Accounts receivable, net		3,247
Other receivables
- Related parties	3	2,240
-Third parties		47
Deposits and prepayments		853
Inventories	4	4,276

Total current assets		12,210

PROPERTY, PLANT AND EQUIPMENT, NET		921

INTANGIBLE ASSETS		179

TOTAL ASSETS		$13,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	3	$296
- Third parties		774
Other payables
- Related party	3	196
- Third parties		360
Accrued expenses		295
Income taxes payable		2,823
VAT payable		260
Distribution payable		969

Total current liabilities		5,973

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 7	2,717

STOCKHOLDERS’ EQUITY
Common stock, authorized 50,000 shares, par value $1, issued and outstanding 50,000 shares		50
Paid-in capital		-
Statutory surplus reserve fund		1,366
Retained earnings		3,204

Total stockholders’ equity		4,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$13,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA INVESTMENT HOLDING LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2005 and June 30, 2004, and for the six months ended June 30, 2005 and June 30, 2004
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended June 30, 2005 (Restated, See Note 7)	Three months ended June 30, 2004	Six months ended June 30,2005 (Restated, See Note 7)	Six months ended June 30,2004

NET REVENUE		$8,747	$4,219	$13,019	$9,159

COST OF REVENUE		(6,878)	(2,491)	(10,288)	(5,371)

GROSS PROFIT		1,869	1,728	2,731	3,788

OPERATING EXPENSES
Selling expenses		152	76	201	142
General and administrative expenses		71	37	135	106
Other operating expenses		1	-	1	-

TOTAL OPERATING EXPENSES		224	113	337	248

INCOME FROM OPERATIONS		1,645	1,615	2,394	3,540

GAIN ON SHORT-TERM INVESTMENT		-	-	6	-

INTEREST INCOME/(EXPENSE)		1	-	1	(4)

INCOME BEFORE INCOME TAXES		1,646	1,615	2,401	3,536

INCOME TAXES	5	(550)	(537)	(811)	(1,180)

NET INCOME		1,096	1,078	1,590	2,356

LESS: DIVIDENDS
Option holder preference dividend		(2,717)	-	(2,717)	-
Common dividend		-	-	-	-
UNDISTRIBUTED EARNINGS		$(1,621)	$1,078	$(1,127)	$2,356

BASIC AND DILUTED EARNINGS PER SHARE
- Option holder preference		$54.34	$0.00	$54.34	$0.00
- Other common holders		(32.42)	21.56	(22.54)	47.12
		$21.92	$21.56	$31.80	$47.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED		50,000	50,000	50,000	50,000

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

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Investment Holding Limited (the “Company” or “BVI”) was an International Business Company incorporated in the British Virgin Islands on August 19, 2004. The Company has a registered capital of $50,000. The owners of the Company are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%). The Company was a development stage enterprise until June 24, 2005. On July 15, 2005, Puda Coal, Inc. (formerly, Purezza Group, Inc.) (“Puda”), a Florida corporation, acquired all of the outstanding capital stock and ownership interests of BVI and BVI became a wholly-owned subsidiary of Puda. BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”) (See Note 6). BVI did not have any operating activities from August 19, 2004 (inception) to June 30, 2005.

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement. Under these agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of stock, which is referred to as "option holder reference" in the consolidated statements of options (Note 7). Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital.

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

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Unaudited Combined Pro forma Financial Statements

Unaudited Combined Pro forma Balance Sheet
As of June 30, 2005 (In thousand of United States dollars)

	Puda Coal, Inc.	Puda Investment Holding Limited Consolidated	Adjustments		Puda Coal, Inc. Combined Pro forma
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$1,547	$-		$1,550
Accounts receivable (net)	-	3,247	-		3,247
Other receivables
-Related parties	-	2,240	-		2,240
Third parties	-	47	-		47
Deposits and prepayments	-	853	-		853
Inventories	-	4,276	-		4,276
Total current assets	3	12,210	-		12,213

PROPERTY, PLANT AND EQUIPMENT, NET	-	921	-		921
INTANGIBLE ASSETS	-	179	-		179

TOTAL ASSETS	$3	$13,310	$-		$13,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	$-	$296	$-		$296
- Third parties	1	774	-		775
Other payables
- Related party	-	196	-		196
- Third parties	-	360	-		360
Accrued expenses	15	295	-		310
Income taxes payable	-	2,823	-		2,823
VAT payable	-	260	-		260
Distribution payable	-	969	-		969

Total current liabilities	16	5,973	-		5,989

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	-		2,717

STOCKHOLDERS’ EQUITY
Convertible preferred stock	-	-	10	(c)	10
Common stock	59	50	(50)	(a)	59
Paid-in capital	1,033	-	(1,033)	(a),(b),(c)	-
Statutory surplus reserve fund	-	1,366	-		1,366
(Accumulated deficit)/Retained earnings	(1,105)	3,204	1,073	(b)	3,172

Total stockholders’ equity	(13)	4,620	-		4,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3	$13,310	$-		$13,313

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Unaudited Combined Pro forma Financial Statements (continued)

Unaudited Combined Pro forma Statement of Operations
For the six months ended June 30, 2005
(In thousand of United States dollars, except per share data)

	Puda Coal, Inc.	Puda Investment Holding Limited Consolidated	Adjustments	Puda Coal, Inc. Combined Pro forma

NET REVENUE	$-	$13,019	$-	$13,019

COST OF REVENUE	-	(10,288)	-	(10,288)

GROSS PROFIT	-	2,731	-	2,731

OPERATING EXPENSES
Selling expenses	-	201	-	201
General and administrative expenses	45	135	-	180
Other operating expenses	-	1	-	1

TOTAL OPERATING EXPENSES	45	337	-	382

(LOSS)/INCOME FROM OPERATIONS	(45)	2,394	-	2,349

GAIN ON SHORT-TERM INVESTMENT	-	6	-	6

INTEREST INCOME	-	1	-	1

(LOSS)/INCOME BEFORE INCOME TAXES	(45)	2,401	-	2,356

INCOME TAXES	-	(811)	-	(811)

NET (LOSS)/INCOME	(45)	1,590	-	1,545

LESS: DIVIDENDS
Option holder preference dividend	-	(2,717)	-	(2,717)
Common dividend	-	-	-	-
UNDISTRIBUTED EARNINGS	$(45)	$(1,127)	$-	$(1,172)

EARNINGS PER SHARE
- Option holder preference				$0.00
- Other common holders				0.00
				$0.00

NUMBER OF SHARES (Shares issued in the transaction are treated as outstanding all periods)				737,500,000
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

7. Restatement

After reviewing certain accounting principles the Company had applied in its previously issued financial statements, on January 8, 2007, management determined that the Option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005 (Note 1), should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the Option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as "option holder preference" in the consolidated statements of operations. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. No prior period financial statements have been restated because this is the first period impacted by the restatement. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of June 30, 2005. The restatement has no impact on the Company’s statements of operations for the three and six months ended June 30, 2005 (other than presenting earnings per share in a two-class common stock format) and statement of cash flows for the six months ended June 30, 2005. Both basic and diluted earnings per share for the combined classes of common stock for the six months ended June 30, 2005 are $31.80. This has been allocated to each class as follows: a) for the option holder preference, by dividing the deemed dividend of $2,717,000 by 50,000, which is the aggregate number of shares held by the option holders and b) for the other common holders, the balancing amount to arrive at the $31.80 combined amount.

The adjustments to the consolidated financial statements are summarized as follows:

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET
As of June 30, 2005
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,547	$-	$1,547
Accounts receivable, net	3,247	-	3,247
Other receivables
- Related parties	2,240	-	2,240
-Third parties	47	-	47
Deposits and prepayments	853	-	853
Inventories	4,276	-	4,276

Total current assets	12,210	-	12,210

PROPERTY, PLANT AND EQUIPMENT, NET	921	-	921

INTANGIBLE ASSETS	179	-	179

TOTAL ASSETS	$13,310	$-	$13,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	$296	$-	$296
- Third parties	774	-	774
Other payables
- Related party	196	-	196
- Third parties	360	-	360
Accrued expenses	295	-	295
Income taxes payable	2,823	-	2,823
VAT payable	260	-	260
Distribution payable	969	-	969

Total current liabilities	5,973	-	5,973

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Common stock, authorized 50,000 shares, par value $1, issued and outstanding 50,000 shares	50	-	50
Paid-in capital	2,717	(2,717)	-
Statutory surplus reserve fund	1,366	-	1,366
Retained earnings	3,204	-	3,204

Total stockholders’ equity	7,337	(2,717)	4,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,310	$-	$13,310

PUDA INVESTMENT HOLDING LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. Restatement (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2005
(In thousand of United States dollars)

	Three months ended June 30, 2005			Six months ended June 30, 2005
	Initial Filing	Restatement	Restated	Initial Filing	Restatement	Restated

NET REVENUE	$8,747	-	$8,747	$13,019	-	$13,019

COST OF REVENUE	(6,878)	-	(6,878)	(10,288)	-	(10,288)

GROSS PROFIT	1,869	-	1,869	2,731	-	2,731

OPERATING EXPENSES
Selling expenses	152	-	152	201	-	201
General and administrative expenses	71	-	71	135	-	135
Other operating expenses	1	-	1	1	-	1

TOTAL OPERATING EXPENSES	224	-	224	337	-	337

INCOME FROM OPERATIONS	1,645	-	1,645	2,394	-	2,394

GAIN ON SHORT-TERM INVESTMENT	-	-	-	6	-	6

INTEREST INCOME/(EXPENSE)	1	-	1	1	-	1

INCOME BEFORE INCOME TAXES	1,646	-	1,646	2,401	-	2,401

INCOME TAXES	(550)	-	(550)	(811)	-	(811)

NET INCOME	1,096	-	1,096	1,590	-	1,590

LESS: DIVIDENDS
Option holder preference dividend	-	(2,717)	(2,717)	-	(2,717)	(2,717)
Common dividend	-	-	-	-	-	-

UNDISTRIBUTED EARNINGS	$1,096	(2,717)	$(1,621)	$1,590	(2,717)	$(1,127)

BASIC AND DILUTED EARNINGS PER SHARE
-Option holder preference	$-	54.34	$54.34	$-	54.34	$54.34
-Other common holders	21.92	(54.34)	(32.42)	31.80	(54.34)	(22.54)
	$21.92	-	$21.92	$31.80	-	$31.80

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	50,000	-	50,000	50,000	-	50,000

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

The words "we," "us" and "our" refer to Puda Coal and its subsidiaries and affiliates. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c)other risks that are discussed in the Form 10-QSB filed on August 12, 2005, as amended, or included in our previous filings with the SEC.

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

Amendment to Financial Statements

The following discussion and analysis gives effect to the changes described in Note 7 to the unaudited consolidated financial statements for the quarterly period ended June 30, 2005 contained herein. They have no impact on the Company’s results of operations (other than presenting earnings per share in a two-class common stock format) and statement of cash flows for the three and six months ended June 30, 2005.

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

The certifying officers of the Original Filing, Amendment No. 1 and this Form 10-QSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing and Amendment No. 1 and have determined that the Company’s disclosure controls and procedures were effective for the fiscal quarter ended June 30, 2005. The revisions to the financial statements relate to complicated accounting matters and while the Company had the correct information regarding the Option, and therefore believes it has effective disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatment therefore.

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

31.1*	Certification of Mr. Zhao Ming pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Mr. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8K

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

 * Filed herewith.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

By:	/s/ Zhao Ming
Zhao Ming,
Chief Executive Officer and President

Date: April 13, 2007