Form 10QSB/A
period 2005-09-30
Puda Coal, Inc.
filed 2007-04-16
CIK 1162747

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Puda Coal, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 14, 2005 (the “Original Fling”) for the quarterly period ended September 30, 2005 and the Amendment No. 1 on Form 10-QSB/A filed with the SEC on February 2, 2007 for the same period.

As described in the current report on Form 8-K filed by the Company with the SEC on January 12, 2007, the Company announced it would restate its financial statements for the quarter ended September 30, 2005. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

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

The restatements, which were included in the Amendment No. 1 to the quarterly report on Form 10-QSB/A filed with the SEC on February 2, 2007, reflect the Company’s determination that the option purchase price, which equals to the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. Consolidated balance sheet as of quarterly periods ended June 30, 2005 has been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of September 30, 2005. The restatement has no impact on the Company’s statements of operations and statement of cash flows for the three and nine months ended September 30, 2005.

In connection with the review of Amendment No. 5 to the Company’s Registration Statement on Form SB-2 and the amendments to annual and quarterly reports filed by the Company with the SEC on February 2, 2007, the SEC asked the Company to explain the basis for its presentation of (i) the line item “Less: reclassified to temporary equity” and (ii) the pro forma net (loss)/income and basic and diluted pro forma (loss)/earnings per share. Based on its discussion with the independent auditors Moore Stephens, the Company determined that the presentation of these items, as reflected in its financial statements for the above mentioned periods, as amended and restated, should be revised to reflect the following:

(a) Removing the line item “Less: reclassified to temporary equity” and presenting the reclassification of “Option to buy-out Shanxi Coal” from permanent equity to temporary equity as a direct deduction from the line item “Paid-in capital” in the consolidated balance sheet; and

(b) Removing the pro forma earnings per share and presenting the earnings per share in a two-class common stock format in accordance with FAS 128 as the exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” in the consolidated statements of operations.

Consolidated balance sheets and consolidated statements of operations as of quarterly period ended June 30, 2005 have been revised. There was no tax effect as a result of the reclassification.

The reclassification has no impact on the Company’s statements of operations (other than presenting earnings per share in a two-class common stock format) and cash flows for the three and nine months ended September 30, 2005.

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

Cover Page
Explanatory Note
Part I Financial Information
Item 1 - Financial Statements
Unaudited Consolidated Financial Statements
Note 1 The Company
Note 8 Restatement
Item 2 Management’s Discussion and Analysis or Plan of Operation
Item 3 Controls and Procedures
Part II Other Information
Item 6 - Exhibits
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing, as amended. Primarily these amendments are to reflect reclassification as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original filing, as amended, for accuracy, including the controls and procedures section and the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 31.2 to this report, and to enhance the presentation. In addition, the consolidated balance sheets and the consolidated statements of operations for the quarterly periods ended June 30, 2005, the consolidated balance sheets and the consolidated statements of operations for the fiscal year ended December 31, 2005, and the consolidated balance sheets for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 are also being amended. The application of the foregoing has resulted in certain amendments to the Original Filing as amended and restated subsequently.

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

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item1. Financial Statements	1

Unaudited Consolidated Balance Sheet as of September 30, 2005	1

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	2

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2005	3

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	4

Notes to Unaudited Consolidated Financial Statements	5 - 13

Item 2. Management's Discussion and Analysis or Plan of Operation	14 - 32

Item 3. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	35-36

Signatures

Certifications

PART I - Financial Information
ITEM 1. Financial Statements

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousand of United States dollars)

	Note(s)	September 30, 2005
		(Restated- See Note 8)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$5,944
Accounts receivable, net		3,621
Other receivables
- Related parties	3	17
- Third parties		36
Deposits and prepayments		846
Inventories	4	4,264

Total current assets		14,728

PROPERTY, PLANT AND EQUIPMENT, NET		890

INTANGIBLE ASSETS		179

TOTAL ASSETS		$15,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	3	$429
- Third parties		912
Other payables
- Related party	3	872
- Third parties		512
Accrued expenses		329
Income taxes payable		2,061
VAT payable		673
Distribution payable		989

Total current liabilities		6,777

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 8	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.01, issued and outstanding 73,750,000 shares		738
Paid-in capital		-
Statutory surplus reserve fund		1,366
Retained earnings		4,063
Accumulated other comprehensive income		136

Total stockholders’ equity		6,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$15,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
		(Restated See Note 8)		(Restated See Note 8)

NET REVENUE		$18,037	$4,910	$31,056	$14,069

COST OF REVENUE		(13,835)	(3,259)	(24,123)	(8,630)

GROSS PROFIT		4,202	1,651	6,933	5,439

OPERATING EXPENSES
Selling expenses		354	102	555	244
General and administrative expenses		170	64	305	170
Other operating expenses	6	901	-	902	-

TOTAL OPERATING EXPENSES		1,425	166	1,762	414

INCOME FROM OPERATIONS		2,777	1,485	5,171	5,025

GAIN ON SHORT-TERM INVESTMENT		-	-	6	-

INTEREST INCOME/(EXPENSE)		2	-	3	(4)

INCOME BEFORE INCOME TAXES		2,779	1,485	5,180	5,021

INCOME TAXES	5	(1,232)	(498)	(2,043)	(1,678)

NET INCOME		1,547	987	3,137	3,343

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		136	-	136	-

COMPREHENSIVE INCOME		$1,683	$987	$3,273	$3,343

NET INCOME		1,547	987	3,137	3,343

LESS: DIVIDEND
Option holder preference dividend	1, 8	-	-	(2,717)	-
Common dividend		-	-	-	-

UNDISTRIBUTED EARNINGS		$1,547	$987	$420	$3,343

BASIC AND DILUTED EARNINGS PER SHARE
-Option holder preference		$0.00	$0.00	$0.04	$0.00
-Other common holders		0.02	0.01	0.00	0.05
		$0.02	$0.01	$0.04	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED		73,750,000	73,189,674	73,715,934	71,266,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2005
(In thousand of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares	$’000	$’000	$’000	$’000	$’000	$’000

Balance, January 1, 2005, as recapitalized (Notes 1 and 7)	73,650,000	$728	$2,029	$1,243	$3,189	$-	$7,189
Common shares issued, net of effect of 1:10 reverse stock split	100,000	10	-	-	-	-	10
Net income	-	-	-	-	3,137	-	3,137
Transfer to statutory reserve	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	(1,452)	-	(1,452)
Reclassification to temporary equity (Notes 1 and 8)	-	-	(2,029)	-	(688)	-	(2,717)
Foreign currency translation adjustment	-	-	-	-	-	136	136

Balance, September 30, 2005-Unaudited	73,750,000	$738	$-	$1,366	$4,063	$136	$6,303

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.) (the “Company” or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. On July 15, 2005, Puda acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of Puda. In exchange, Puda issued to the BVI members 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, of Puda, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda’s outstanding common stock. All share data have been retroactively adjusted for the split. On August 2, 2005, the authorized number of shares of common stock of Puda was increased from 100,000,000 shares to 150,000,000 shares. On September 8, 2005, Puda completed a 1 for 10 reverse stock split of its outstanding common stock. Following the Mandatory Conversion of preferred shares and reverse split, the BVI members received, in the aggregate, approximately 67,850,000 shares of Puda’s common stock, representing 92% of the outstanding shares of Puda’s common stock. The existing stockholders of Puda own approximately 5,900,000 shares of Puda’s common stock, representing 8% of the outstanding shares of common stock.

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement. Under these agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” in the consolidated statements of operations (Note 8). Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital.

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

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of September 30, 2005. The restatement has no impact on the Company’s statements of operations for the three and nine months ended September 30, 2005 (other than presenting earnings per share in a two-class common stock format) and statement of cash flows for the nine months ended September 30, 2005. Both basic and diluted earnings per share for the combined classes of common stock in the nine months ended September 30, 2005 are $.04. This has been allocated to each class as follows: a) for the option holder preference, by dividing the deemed dividend of $2,717,000 by 66,375,000, which is the aggregate number of shares held by the option holders and b) for the other common holders, the balancing amount to arrive at the $.04 combined amount.

The adjustments to the consolidated financial statements are summarized as follows:

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005

8. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2005
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,944	$-	$5,944
Accounts receivable, net	3,621	-	3,621
Other receivables
- Related parties	17	-	17
- Third parties	36	-	36
Deposits and prepayments	846	-	846
Inventories	4,264	-	4,264

Total current assets	14,728	-	14,728

PROPERTY, PLANT AND EQUIPMENT, NET	890	-	890

INTANGIBLE ASSETS	179	-	179

TOTAL ASSETS	$15,797	$-	$15,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
- Related party	$429	$-	$429
- Third parties	912	-	912
Other payables
- Related party	872	-	872
- Third parties	512	-	512
Accrued expenses	329	-	329
Income taxes payable	2,061	-	2,061
VAT payable	673	-	673
Distribution payable	989	-	989

Total current liabilities	6,777	-	6,777

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.01, issued and outstanding 73,750,000 shares	738	-	738
Paid-in capital	2,029	(2,029)	-
Statutory surplus reserve fund	1,366	-	1,366
Retained earnings	4,751	(688)	4,063
Accumulated other comprehensive income	136	-	136

Total stockholders’ equity	9,020	(2,717)	6,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,797	$-	$15,797

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
September 30, 2005
8. Restatement (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2005
(In thousand of United States dollars)

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	Initial Filing	Restatement	Restated	Initial Filing	Restatement	Restated

NET REVENUE	$18,037	-	$18,037	$31,056	-	$31,056

COST OF REVENUE	(13,835)	-	(13,835)	(24,123)	-	(24,123)

GROSS PROFIT	4,202	-	4,202	6,933	-	6,933

OPERATING EXPENSES
Selling expenses	354	-	354	555	-	555
General and administrative expenses	170	-	170	305	-	305
Other operating expenses	901	-	901	902	-	902

TOTAL OPERATING EXPENSES	1,425	-	1,425	1,762	-	1,762

INCOME FROM OPERATIONS	2,777	-	2,777	5,171	-	5,171

GAIN ON SHORT-TERM INVESTMENT	-	-	-	6	-	6

INTEREST INCOME/(EXPENSE)	2	-	2	3	-	3

INCOME BEFORE INCOME TAXES	2,779	-	2,779	5,180	-	5,180

INCOME TAXES	(1,232)	-	(1,232)	(2,043)	-	(2,043)

NET INCOME	1,547	-	1,547	3,137	-	3,137

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	136	-	136	136	-	136

COMPREHENSIVE INCOME	$1,683	-	$1,683	$3,273	-	$3,273

NET INCOME	1,547	-	1,547	3,137	-	3,137

LESS: DIVIDEND
Option holder preference dividend	-	-	-	-	(2,717)	(2,717)
Common dividend	-	-	-	-	-	-

UNDISTRIBUTED EARNINGS	$1,547	-	$1,547	$3,137	(2,717)	$420

BASIC AND DILUTED EARNINGS PER SHARE
-Option holder preference	$0.00	-	$0.00	$0.00	0.04	$0.04
-Other common holders	0.02	-	0.02	0.04	(0.04)	0.00
	$0.02	-	$0.02	$0.04	-	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	73,750,000	-	73,750,000	73,715,934	-	73,715,934

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

The words "we," "us" and "our" refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in the Form 10-QSB filed on November 14, 2005, as amended, or included in our previous filings with the Securities and Exchange Commission.

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

Amendment to Financial Statements

The following discussion and analysis gives effect to the changes described in Note 8 to the unaudited consolidated financial statements for the quarterly period ended September 30, 2005 contained herein. They have no impact on the Company’s results of operations (other than presenting earnings per share in a two-class common stock format) and statement of cash flows for the three and nine months ended September 30, 2005.

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

Reliance on Major Customers. A significant portion of Puda's sales are dependent on its major customers and the loss of, or significant reduction in, purchases by Puda's largest customers could adversely affect its revenues. In 2004, 38.7% of Puda's sales in U.S. dollars were to its top three major customers, Liudian Burning Materials (14.8%), Liulin Coalmine Washing Plant (13.5%) and Qianyi Jinyan Corp. (10.4%). Puda's ability to conclude favorable terms of sale with its major customers may be substantially impaired by its reliance on these three major customers. Given the large percentage of its revenues derived from the sale of cleaned coking coal to these three customers, any adverse developments in their respective operations could have an adverse impact on the Company's results of operations. In addition, during the same period, 57% of total cleaned coking coal revenues were from sales to Puda's five largest customers. Puda's coal sales contracts with its customers are generally for one-year terms, which may be renewed by the parties at the end of the term for an additional one year. Puda is currently discussing the extension of existing agreements or entering into new sales agreements with some of these customers, but these negotiations may not be successful and those customers may not continue to purchase cleaned coking coal from Puda. If purchases from these customers are significantly reduced, or if Puda is unable to sell cleaned coking coal to them on terms as favorable to Puda as the terms under its current agreements, Puda's financial condition and results of operations could suffer materially.

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

31.1*	Certification of Mr. Zhao Ming pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ms. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Signatures

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

	By:	/s/ Zhao Ming
Zhao Ming
Chief Executive Officer and President

Date: April 13, 2007