Form 10KSB/A
period 2005-12-31
Puda Coal, Inc.
filed 2007-04-16
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 4

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

* The Issuer, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act but has been filing all reports required to be filed by those sections for the past 12 months

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-KSB/A amends and restates the items identified below with respect to the annual report on Form 10-KSB filed by Puda Coal, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 30, 2006 (the “Original Filing”) and the Amendment No. 1 on Form 10-KSB/A filed with the SEC on May 17, 2006 (the “Amendment No. 1”), the Amendment No. 2 on Form 10-KSB/A filed with the SEC on November 21, 2006 (the “Amendment No. 2”) and the Amendment No. 3 on Form 10-KSB/A filed with the SEC on February 2, 2007 (the “Amendment No. 3”) for the fiscal year ended December 31, 2005.

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

The restatements, which were included in the Amendment No. 3 to annual report on Form 10-KSB/A filed by the Company with the SEC on February 2, 2007, reflect the Company’s determination that the option purchase price, which equals to the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. Consolidated balance sheets as of quarterly periods ended June 30, 2005 and September 30, 2005 have been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of December 31, 2005. The restatement has no impact on the Company’s statements of operations and the Company’s statement of cash flows for the year ended December 31, 2005.

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

Consolidated balance sheets and consolidated statements of operations as of quarterly periods ended June 30, 2005 and September 30, 2005 have been revised. There was no tax effect as a result of the reclassification.

The reclassification has no impact on the Company’s statements of operations (other than presenting earnings per share in a two-class common stock format) and cash flows for the year ended December 31, 2005.

The issuer, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act but has been filing all reports required to be filed by those sections for the past 12 months.

Changes Reflected in this Form 10-KSB/A

This Form 10-KSB/A only amends and restates certain information in the following items related to the fiscal year ended December 31, 2005:

Cover page
Explanatory Note
Part I
Item 1 -	Description of Business
Item 3 -	Description of Property
Part II
Item 6 -	Management’s Discussion and Analysis or Plan of Operations
Restatement of Financial Statements
Significant Accounting Estimates and Policies

Item 7 -	Financial Statements
Report of Independent Registered Public Accounting Firm
Audited Consolidated Financial Statements
Note 1 The Company
Note 27 Condensed Financial Information of Registrant
Note 28 Restatements
Item 8A -	Controls and Procedures

Item 10 -	Executive Compensation
Exhibits
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing, as amended. Primarily these amendments are to reflect reclassification as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filing, as amended, for accuracy, including the controls and procedures section and the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 31.2 to this report, and to enhance the presentation. In addition, the consolidated balance sheets and the consolidated statements of operations for the quarterly periods ended June 30, 2005 and September 30, 2005, and the consolidated balance sheets for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 are also being amended. The application of the foregoing has resulted in certain amendments to the Original Filing as amended and restated subsequently.

Except for the amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this amendment), and such forward-looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

TABLE OF CONTENTS

Page
PART I

Item 1. Description of Business	1-22

Item 2. Description of Property	22

Item 3. Legal Proceedings	23

Item 4. Submission of Matters to a Vote of Security Holders	23

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchase of Equity Securities	24-25

Item 6. Management’s Discussion and Analysis or Plan of Operation	26 - 31

Item 7. Financial Statements	F1-F39

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	32

Item 8A. Controls and Procedures	32

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	33

Item 10. Executive Compensation	34

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

Item 12. Certain Relationships and Related Transactions	36-37

Item 13. Exhibits	38-39

Item 14. Principal Accountant Fees and Services	40

Signatures

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

Corporate Structure

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Florida corporation which owns Puda Investment Holding Limited, an International Business Company incorporated in the British Virgin Islands (“BVI”); BVI owns Taiyuan Putai Business Consulting Co., Ltd., a wholly foreign-owned enterprise established under the laws of the PRC (“Putai”). Our operations are conducted exclusively through Shanxi Puda Coal Group Co., Ltd., a PRC limited liability company (“Shanxi Coal”) wholly owned by our chief executive officer, Zhao Ming (80%) and our chief operations officer, Zhao Yao (20%), both of whom are PRC citizens. Puda Coal does not have a direct equity interest in Shanxi Coal, however, through a series of operating agreements among Putai, Shanxi Coal, Zhao Ming and Zhao Yao (“Operating Agreements”), we manage and control the operations of Shanxi Coal and receive the economic benefits and incur the risks derived from Shanxi Coal’s operations. Zhao Ming and Zhao Yao are brothers and significant shareholders of Puda Coal. Zhao Ming owns 70.2% and Zhao Yao owns 17.5% of Puda Coal and after the conversion will own 41.9% and 10.5% of our stock, respectively.

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

Steel production is highly dependent on high quality coking coal feedstock. China was the largest steel producer in the world producing 349 million MT in 2005, representing 31% of the world’s total steel production in 2005. The next two largest steel producers in the world - Japan and the United States - produced a combined 206.4 million MT, or 28% of global production.

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

•
Thefurther the cleaning facilities are from the mines, the higher the cost to transport raw coal from the mines to the cleaning facilities, a cost typically absorbed by the coal cleaning facility. Our current and new cleaning facilities are all located in close proximity to our major raw coking coal sources, especially Jucai Coal and the other two related party mines.

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

We are supplied raw coking coal by a number of mines in Liulin County as well as other mines in Shanxi Province. The high quality raw coking coal we need to source and process to meet the quality level required by steel makers is more difficult to access in China than medium and low quality raw coal, which is a commodity and more readily available. Our primary supplier of high quality raw coking coal is Jucai Coal, a coal mine that is currently owned 75% by Zhao Yao, our Chief Operating Officer and a 17.5% (10.5% after the Conversion) stockholder of Puda Coal. In addition to us, Jucai Coal also supplies high grade coal to other unrelated parties.

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

In addition, we have access to quality raw coking coal through Resources Group, which is also controlled by Zhao Ming (80%) and by Zhao Yao (10%). Zhao Ming and Zhao Yao are executive officers of Shanxi Coal and Puda Coal and are brothers. They are also significant shareholders of Puda Coal, owning 70.2% and 17.5% of our common stock, respectively (41.9% and 10.5%, respectively after the Conversion). Resources Group has raw coking coal available from Miao Wan Coal Mine in Liulin County and Zhong Yang Coal Mine in Zhong Yang County, Shanxi Province, in which two mines Resources Group has an ownership interest. These two mines produce raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content. Miao Wan Coal Mine and Zhong Yang Coal Mine each have current annual production of 400,000 MT, while Zhong Yang Coal Mine is expected to increase its output due to upgrades and additions to their mining machinery. We have not yet purchased coal from either of these mines and have no immediate plans to do so, but it remains an available option if we require it.

We are supplied and have access to lower quality coking coal from a number of other coal mines in Shanxi Province which produce raw coking coal with an internal ash content in excess of 7%. Sources of lower quality coking coal are plentiful around our cleaning facilities, and this lower quality coking coal typically sells at a discount to the prevailing high quality raw coking coal.

Shanxi Coal’s raw coal suppliers in 2005 and 2004 were as follows:

	2005
Suppliers	Amount	% of
	($’000)	Total
Jucai Coal Mine	5,469	13.6%
Liulin Jijiata Dadongzhuang	4,444	11.0%
Yumenzhen Coal Mine	4,152	10.3%
Liulin Nanpo Coal Mine	4,040	10.0%
Renjiasan Coal Mine	3,605	9.0%
Jijiata Coal Mine	3,221	8.0%
Pangpangta Coal Mine	3,044	7.6%
Jijiata Dongzhuang	2,725	6.8%
Liujiazhuang Coal Mine	2,523	6.3%
Liulin Nanyu Coal Mine	2,360	5.8%
Liulin Nianyan Coal Mine	1,829	4.5%
Shipogou Coal Mine	1,533	3.8%
Liujiawan Coal Mine	1,332	3.3%
Total	40,277	100%

	2004
Suppliers	Amount	% of
	($’000)	Total
Liulin Dadongzhuang Coal Mine	1,586	14.0%
Liulin Jijiata Coal Mine	1,582	14.0%
Liujiazhuang Coal Mine	1,576	13.9%
Jucai Coal Mine	1,557	13.7%
Liulin Pangpangta Coal Mine	1,519	13.4%
Liulin Yumenzhen Coal Mine	1,272	11.2%
Liulin Dongzhuang Coal Mine	1,235	10.9%
Liulin Renjiashan Coal Mine	1,001	8.9%
Total	11,328	100%

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

Sales to our customers in 2004 and 2005 were as follows:

	2005
Customers	Amount	% of
	($’000)	Total
Baotou Steel Group	7,858	15.2%
Liulin Coal Cleaning Plant	6,629	12.8%
Liulin Jinmei Coal	4,964	9.6%
Jiangsu Yueda	4,823	9.3%
Xiaoyi Jinyan Electricity	4,435	8.6%
Shizhou Coal Gas	4,169	8.2%
Liulin Dongjiagou Coal Mine	3,826	7.4%
Liuliang Longteng Coking Corporation	3,530	6.8%
Liulin Luojiapo Coal Mine	3,405	6.6%
Zhongyang Rongxin	3,198	6.2%
Liulin Changzhong Coke	2,548	4.9%
Liulin Huatai Coke	2,325	4.5%
Total	51,710	100%

	2004
Customers	Amount	% of
	($’000)	Total
Liudian Burning Materials	2,923	14.8%
Liulin Coal Cleaning Plant	2,664	13.5%
Xiaoyi Jinyan Corp.	2,056	10.4%
Jiansu Yancheng Clean Coal Co., Ltd.	1,904	9.6%
Xishan Coal & Electricity Company	1,874	9.5%
Shizhou Gas Company	1,778	9.0%
Baotou Steel Resources Company	1,618	8.2%
Zhonglv Company	1,556	7.9%
Zhongyang Rongxin	1,320	6.7%
Liuliang Longteng Coking Corporation	1,238	6.3%
Taiyuan Gas Company	803	4.1%
Total	19,734	100%

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

A significant portion of our sales are dependent on a few major customers and the loss of, or significant reduction in, purchases by some or all of those largest customers could adversely affect our revenues. In 2004, 38.7% of our sales in U.S. dollars were to our top three major customers, Liudian Burning Materials (14.8%), Liulin Coalmine Washing Plant (13.5%) and Xiaoyi Jinyan Corp. (10.4%). In 2005, 37.6% of our sales in U.S. dollar were to our top three major customers, Baotou Steel Group (15.2%), Liulin Coal Cleaning Plant (12.8%) and Liulin Jinmei Corp. (9.6%).Our ability to conclude favorable terms of sale with our major customers may be substantially impaired by our reliance on these three major customers. Given the large percentage of revenues derived from the sale of cleaned coking coal to these three customers, any adverse developments in their respective operations could have an adverse impact on our results of operations. In addition, during the same period, 57% of total cleaned coking coal revenues were from sales to our five largest customers. Our coal sales contracts with our customers are generally for one-year terms, which may be renewed at the end of the term for an additional one year. These agreements may not be renewed or extended and those customers may not continue to purchase cleaned coking coal from us. If purchases from these customers are significantly reduced, our financial condition and results of operations could suffer materially.

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

Seven of our total of eight raw coking coal suppliers provided 10% or more of our total raw coal purchases in tonnage in 2004. In 2005, with our effort to diversify supply, only four of thirteen provided 10% or more of our total raw coal purchases in tonnage.Jucai Coal, the coal mine currently owned 75% by Zhao Yao, supplies us with top quality coking coal. Jucai Coal also sells top quality coking coal to other customers. Jucai Coal sold approximately 20% and 10% of its top quality raw coal production in 2003 and 2004, respectively, to us at prevailing market prices. The raw coking coal purchased from Jucai Coal accounted for approximately 19% and 12.5% of our total raw coal purchases in tonnage in 2003 and 2004, respectively. In 2005 we purchased approximately 13.7% of our raw coal from Jucai Coal and in 2006 we anticipate approximately 300,000 MT of raw coal will be purchased from Jucai Coal. Jucai Coal is an important source of top quality coking coal to Shanxi Coal. If for any reason, Jucai Coal is unable or unwilling to supply its top quality coking coal to us in sufficient quantities, our business will be adversely affected because there are very few large top quality coking coal suppliers in reasonable proximity to our cleaning facilities. Because of our relationship with Jucai Coal, other top quality coking coal suppliers may be unwilling to supply us. In the event top quality raw coking coal is not available or is available in reduced quantities, we may be required to incur additional processing costs and may suffer reduced processing yield if we are forced to substitute a lower grade coal, both of which will adversely impact profitability. In addition, we may not be able to acquire lower grade coal at all. The Shanxi provincial authorities have recently instituted a program to streamline the Province’s coal mining and processing facilities. Mines where we obtain coal could be shut down. Further, the closing of other mines is likely to increase demand on those remaining open, potentially creating shortages and driving up prices, all of which could adversely affect our bottom line.

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

We financed the acquisition of the New Shanxi Liulin Jucai Plant and the New Zhong Yang Plant through Resources Group, an entity owned 80% by Zhao Ming, 10% by Zhao Yao, 5% by Xue Ning, Zhao Ming’s wife, and 5% by Xue Yue, a second-generation cousin of Xue Ning, for an aggregate cost of $13 million paid through a 6% secured Facilities Loan amortized over 10 years. The note is secured by the assets purchased. If we default on the loan, the security could be enforced and title to the assets could be lost, having a significant negative impact on our ability to produce our products.

Since the Zhao’s are equity owners of Resources Group they may have a conflict of interest with the Company. If the lien is enforced after a default, the secured assets would be transferred to an entity which is owned by them. Zhao Ming and Zhao Yao may have, or may develop in the future, conflicts of interest with us. They are the equity owners of Shanxi Coal and it may be in their personal economic interest to cause Shanxi Coal to disregard its contractual obligations under the Operating Agreements. As the equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhao’s. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (currently 87.7% and 52.4% upon the Conversion), they can control the actions which we take. They are also officers and Zhao Ming is our Chairman of the Board. In addition, they also control the mines from which we get most of our coal. By limiting or eliminating our supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. See also the risk below, “Stockholders, who are also officers and directors, have significant control over the company and may have conflicts of interest with the company.”

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

The Shanxi Coal maintains insurance coverage for its fixed assets in the amount of $11,109,740 (RMB90,100,000) through The People’s Insurance Company of China as follows:

Total Fixed Assets of the Insured: $11,109,740 (RMB90,100,000).

Risk Covered	Insured Amount (RMB)	Insured Amount (US)	Premium (RMB)	Premium (US)

Risk of Loss of New Equipments	10,000,000.00	1,233,046	36,000.00	4,439
Third Party Liability	100,000.00	12,330	887.00	109
Risk of Theft and Robbery	10,000,000.00	1,233,046	36,000.00	4,439

Irrespective of Percentage	30,000,000.00	3,699,137	108,000.00	13,317

Risk of Spontaneous Combustion	30,000,000.00	3,699,137	15,000.00	1,850

Risk of Malicious Damage	10,000,000.00	1,233,046	36,000.00	4,439

Total		11,109,740	231,887.00	28,594

The Company is reviewing its insurance requirements as it believes it may be under insured.

Item 3. Legal Proceedings

None.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

You should read the following description of our results of operations and financial condition in conjunction with the audited financial statements contained herein. Unless otherwise specified, all dollar amounts are in U.S. dollars.

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

Amendment to Financial Statements

The following discussion and analysis gives effect to the changes described in Note 28 to the audited consolidated financial statements for the year ended December 31, 2005 contained herein. They have no impact on the Company's statements of operations (other than presenting earnings per share in a two-class common stock format) and statements of cash flows for the fiscal year ended December 31, 2005.

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

Item 7. Financial Statements
PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 And 2004
Together With Report Of
Independent Registered Public Accounting Firm

PUDA COAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F3

Consolidated Balance Sheet	F4 - F5

Consolidated Statements of Operations	F6 - F7

Consolidated Statements of Changes in Stockholders’ Equity	F8

Consolidated Statements of Cash Flows	F9

Notes to Consolidated Financial Statements	F10 - F40

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
as to which the date is March 27, 2007)

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

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEET (Continued)
December 31, 2005
(In thousand of United States dollars)

	Note(s)	December 31, 2005
		(Restated - see Note 28)

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 28	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000	13	75
Paid-in capital		1,908
Statutory surplus reserve fund	14	1,366
Retained earnings		2,579
Accumulated other comprehensive income		154

Total stockholders’ equity		6,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$46,701

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2005	2004
		(Restated - see Note 28)

NET REVENUE		$51,710	$19,735

COST OF REVENUE	5	(40,047)	(13,229)

GROSS PROFIT		11,663	6,506

OPERATING EXPENSES
Selling expenses		791	322
General and administrative expenses	5	789	203
Other operating expenses	15	902	414

TOTAL OPERATING EXPENSES		2,482	939

INCOME FROM OPERATIONS		9,181	5,567

GAIN/(LOSS) ON SHORT-TERM INVESTMENTS		6	(4)

INTEREST INCOME		12	-

INTEREST EXPENSE		(531)	(4)

DEBT FINANCING COSTS	16	(4,964)	-

DERIVATIVE UNREALIZED FAIR VALUE GAIN	17	700	-

INCOME BEFORE INCOME TAXES		4,404	5,559

INCOME TAXES	18	(3,439)	(1,866)

NET INCOME		965	3,693

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		154	-

COMPREHENSIVE INCOME		$1,119	$3,693

NET INCOME		965	3,693

LESS: DIVIDENDS
Option holder preference dividend	1, 28	(2,717)	-
Common dividend		-	-

UNDISTRIBUTED EARNINGS		$(1,752)	$3,693

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2005	2004
		(Restated - see Note 28)

BASIC EARNINGS PER SHARE
-Option holder preference		$0.04	$0.00
-Other common holders		$(0.03)	$0.05
		$0.01	$0.05

DILUTED EARNINGS PER SHARE
-Option holder preference		$0.04	$0.00
-Other common holders		$(0.03)	$0.05
		$0.01	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	19	73,950,274	73,750,000
-DILUTED	19	77,576,036	73,762,817

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005 and 2004
(In thousand of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares
Balance, January 1, 2004, as recapitalized (see Notes 1 and 13)	73,750,000	$74	$2,643	$675	$2,457	$-	$5,849
Net income	-	-	-	-	3,693	-	3,693
Transfer to statutory surplus reserve fund	-	-	-	568	(568)	-	-
Dividend distribution	-	-	-	-	(2,393)	-	(2,393)

Balance, December 31, 2004	73,750,000	74	2,643	1,243	3,189	-	7,149

Shareholder contribution	-	-	50	-	-	-	50
Notes converted to common stock, November 18, 2005, at $0.50 per share	1,700,000	1	849	-	-	-	850
Conversion feature transferred to equity upon conversion	-	-	417	-	-	-	417
Net income	-	-	-	-	965	-	965
Transfer to statutory surplus reserve fund	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	(1,452)	-	(1,452)
Difference between book value of assets of a related party and the purchase price for assets being conveyed from the related party (see Notes 7 and 8)	-	-	666	-	-	-	666
Reclassification to temporary equity (Notes 1 and 28)	-	-	(2,717)	-	-	-	(2,717)
Foreign currency translation adjustment	-	-	-	-	-	154	154

Balance, December 31, 2005 (Restated - see Note 28)	75,450,000	$75	$1,908	$1,366	$2,579	$154	$6,082

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(the “Company" or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. ( “Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

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

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Restructuring Agreements”). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as "Option holder preference" on the consolidated statements of operations (Note 28). Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

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

The future minimum lease payments under the above-mentioned leases as of December 31, 2005 are as follows:-

	December 31, 2005
Year	$	’000

2006		$6
2007		6
2008		6

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Basic and Diluted Weighted Average Number of Shares

	Year ended December 31,
	2005	2004

Basic weighted average number of shares	73,950,274	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	56,218	12,817
Assumed conversion of notes	1,742,904	-
Assumed exercise of warrants	1,826,640	-

Diluted weighted average number of shares	77,576,036	73,762,817

20. Supplementary cash flow information

	Years ended December 31,
	2005	2004
	$’000	$’000

Cash paid during the period for:
Interest	$114	$4
Income taxes (see Note 5)	$2,039	$-

Major non-cash transactions:
Notes converted into common shares	$850	$-
Dividend declared	$1,452	$2,393
Purchase of land-use rights, property, plant and equipment from Resources Group (see Note 5)	$13,000	$-

21. Options

As at December 31, 2005, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split		Exercise price	Expiry date	Estimated Fair value
					$’000
150,000	15,000	(i)	$1	October 20, 2008	17
500,000	50,000	(ii)	$10	October 27, 2006	0
1,000,000	100,000	(iii)	$10	November 5, 2006	0

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

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

The net sales to customers representing at least 10% of net total sales are as follows:

	December 31,
	2005		2004
	$’000%		$’000%
Customers
Liulin Coal Washing Plant	$6,588	13	$2,664	13
Baotou Steel Group	$7,810	15	$-	-
Xiaoyi Jinyan Corp.	$-	-	$2,056	10
Liudian Burning Materials	$-	-	$2,923	15

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Concentrations and Credit Risk (continued)

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2005 and 2004, respectively:

	December 31,
	2005		2004
	$’000%		$’000%
Customers
Shizhou Coal Gas	$480	11	$327	12
Dongjiagou Coal Mine	$470	11	$-	-
Baotou Steel Group	$465	11	$-	-
Longteng Coke	$-	-	$323	12
Liulin Coal Washing Plant	$-	-	$451	16
Xiaoyi Jinyan	$-	-	$300	11

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

Balance Sheet-Parent Company Only (In thousand of United States dollars)

December 31, 2005
(Restated - see Note 28)
ASSETS
CURRENT ASSETS
Restricted cash	$615
Deferred charges	4,594

Total current assets	5,209

INVESTMENT IN SUBSIDIARIES	12,465

TOTAL ASSETS	$17,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

LONG-TERM LIABILITIES
Convertible notes	1,917
Derivative conversion feature	5,720
Derivative warrants	11,288

Total long-term liabilities	18,925

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000 shares	75
Paid-in capital	1,975
Accumulated deficit	(6,018)

Total stockholders’ equity	(3,968)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,674

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

The third restatement, which was made on January 8, 2007 involved the reclassification of the Option purchase price, which equals the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005 (Note 1), from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the Option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as "Option holder preference" in the consolidated statements of operations. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. The consolidated balance sheets as of June 30, 2005 and September 30, 2005 have also been restated. There was no tax effect as a result of the restatement. The reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of December 31, 2005. The restatement has no impact on the Company’s statements of operations (other than presenting earnings per share in a two-class common stock format) and cash flows for the year ended December 31, 2005. Both basic and diluted earnings per share for the combined classes of common stock are $.01. This has been allocated to each class as follows: a) for the option holder preference, by dividing the deemed dividend of $2,717,000 by 66,375,000, which is the aggregate number of shares held by the option holders and b) for the other common holders, the balancing amount to arrive at the $.01 combined amount.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

The adjustments to the consolidated financial statements are summarized as follows:

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED BALANCE SHEET (continued)
December 31, 2005
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)	Third Restatement	Restated (after third restatement)
LONG-TERM LIABILITIES
Long-term debt
- Related party	11,700	-	11,700	-	11,700	-	11,700
Convertible notes	11,650	(11,532)	118	1,799	1,917	-	1,917
Less: discount on convertible notes	(4,687)	4,687	-	-	-	-	-
Derivative conversion feature	-	5,943	5,943	(223)	5,720	-	5,720
Derivative warrants	-	10,248	10,248	1,040	11,288	-	11,288

Total long-term liabilities	18,663	9,346	28,009	2,616	30,625	-	30,625

TEMPORARY EQUITY
Option to buy-out Company	-	-	-	-	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-	-	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,450,000	75	-	75	-	75	-	75
Paid-in capital	4,208	434	4,642	(17)	4,625	(2,717)	1,908
Paid-in capital-conversion feature	6,875	(6,875)	-	-	-	-	-
Statutory surplus reserve Fund	1,366	-	1,366	-	1,366	-	1,366
(Accumulated deficit)/retained earnings	(1,621)	8,364	6,743	(4,164)	2,579	-	2,579
Accumulated other comprehensive income	154	-	154	-	154	-	154

Total stockholders’ equity	11,057	1,923	12,980	(4,181)	8,799	(2,717)	6,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,447	$819	$48,266	$(1,565)	$46,701	$-	$46,701

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2005
(In thousand of United States dollars, except per share data)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)	Third Restatement	Restated (after third restatement)

NET REVENUE	$51,710	$-	$51,710	$-	$51,710	$-	$51,710

COST OF REVENUE	(40,047)	-	(40,047)	-	(40,047)	-	(40,047)
GROSS PROFIT	11,663	-	11,663	-	11,663	-	11,663

OPERATING EXPENSES
Selling expenses	791	-	791	-	791	-	791
General and administrative expenses	789	-	789	-	789	-	789
Other operating expenses	902	-	902	-	902	-	902
TOTAL OPERATING EXPENSES	2,482	-	2,482	-	2,482	-	2,482

INCOME FROM OPERATIONS	9,181	-	9,181	-	9,181	-	9,181

GAIN ON SHORT-TERM INVESTMENTS	6	-	6	-	6	-	6

INTEREST INCOME	12	-	12	-	12	-	12

INTEREST EXPENSE	(114)	(434)	(548)	17	(531)	-	(531)

DEBT FINANCING COSTS	(8,881)	8,098	(783)	(4,181)	(4,964)	-	(4,964)

DERIVATIVE UNREALIZED FAIR VALUE GAIN	-	700	700	-	700	-	700

INCOME BEFORE INCOME TAXES	204	8,364	8,568	(4,164)	4,404	-	4,404

INCOME TAXES	(3,439)	-	(3,439)	-	(3,439)	-	(3,439)

NET (LOSS)/INCOME	(3,235)	8,364	5,129	(4,164)	965	-	965

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	154	-	154	-	154	-	154
COMPREHENSIVE (LOSS)/INCOME	$(3,081)	$8,364	$5,283	$(4,164)	$1,119	$-	$1,119

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Restatements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the year ended December 31, 2005
(In thousand of United States dollars, except per share data)

	Initial Filing	First Restatement	Restated (after first restatement)	Second Restatement	Restated (after second restatement)	Third Restatement	Restated (after third restatement)

NET INCOME	(3,235)	8,364	5,129	(4,164)	965	-	965

LESS: DIVIDENDS
Option holder preference dividend	-	-	-	-	-	(2,717)	(2,717)
Common dividend	-	-	-	-	-	-	-
UNDISTRIBUTED EARNINGS	$(3,235)	$8,364	$5,129	$(4,164)	$965	$(2,717)	$(1,752)

BASIC EARNINGS PER SHARE -Option holder preference	-	-	-	-	-	0.04	0.04
-Other common holders	(0.04)	0.11	0.07	(0.05)	0.01	(0.04)	(0.03)
	$(0.04)	$0.11	$0.07	$(0.05)	$0.01	$-	$0.01

DILUTED EARNINGS PER SHARE -Option holder preference	-	-	-	-	-	0.04	0.04
-Other common holders	(0.04)	0.11	0.07	(0.05)	0.01	(0.04)	(0.03)
	$(0.04)	$0.11	$0.07	$(0.05)	$0.01	$-	$0.01

WEIGHTED AVERAGE NUMBER OF SHARESOUTSTANDING-BASIC	73,950,274	-	73,950,274	-	73,950,274	-	73,950,274
-DILUTED	73,950,274	3,625,762	77,576,036	-	77,576,036	-	77,576,036

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

The certifying officers of the Original Filing, the Amendment No. 1, the Amendment No. 2, the Amendment No. 3 and this Form 10-KSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing, the Amendment No. 1, the Amendment No. 2, and the Amendment No. 3 and have determined that the Company’s disclosure controls and procedures are effective for the fiscal year ended December 31, 2005. The revisions to the financial statements relate to complicated accounting matters while the Company had the correct information regarding the conversion, feature warrants, debt issuance and Option to buy-out Shanxi Coal and therefore believes it has effective disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatments. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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

Zhao Yao was one the co-founders of Shanxi Coal. He was named Chief Operating Officer of Shanxi Coal in 1999, and he was appointed Vice President in June 1995. He also serves as an executive officer and currently is a 75% owner of Shanxi Liulin Jucai Coal Industry Co., Limited, a coal mine which supplies raw coal to Shanxi Coal. He is a contributor to the Chinese Hope Project for child education. Zhao Ming and Zhao Yao are brothers.

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

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)
Zhao Ming (Chairman and Chief Executive Officer)	2005 2004 2003	19,900 14,634 5,075	- - -	- - -
Zhao Yao (Chief Operating Officer and Director)	2005 2004 2003	20,398 14,634 5,075	- - -	- - -
Jin Xia (Chief Financial Officer)	2005 2004 2003	11,123 7,231 1,913	- - -	- - -

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding our Common Stock beneficially owned on December 31, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31, 2005, we had 75,460,487 shares of our Common Stock outstanding.

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

(1) Address is c/o Shanxi Puda Coal Group Co., Ltd. 426 Xuefu Street, Taiyuan, Shanxi Province, China.

(2) Keating Reverse Merger Fund and each BVI Member have agreed to vote their shares of Puda Coal’s Common Stock to (i) elect a person designated by Keating Reverse Merger Fund from time to time to Puda Coal’s board for a period of one year following the closing of the Exchange Agreement; and (ii) elect such other persons that may be designated by Zhao Ming from time to time to fill any vacant position on the board of directors (other than the Keating Reverse Merger Fund Designate).

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

Item 13. Exhibits

(a)  Exhibits

The following exhibits are filed as part of this Amendment No. 4 to Annual Report on Form 10-KSB/A:

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

Moore Stephens’ predecessor, Durland & Company, CPA’s, P.A. billed us for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for $4,000 for the fiscal year ended December 31, 2003 and $8,000 for the fiscal year ended December 31, 2004. We also paid them $1,000 for services provided in connection with the 10-QSB filed for the quarter ended March 31, 2005.

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

PUDA COAL, INC.

Dated: April 13, 2007	By:	/s/ Zhao Ming
Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title		Date

(i) Principal Executive Officer:

/s/ Zhao Ming	Chief Executive Officer	Dated: April 13, 2007

(ii) Principal Financial and Accounting Officer:

/s/ Jin Xia	Chief Financial Officer	Dated: April 13, 2007

(iv) Directors:

/s/ Zhao Ming	President and Chairman of the Board	Dated: April 13, 2007