Form 10QSB/A
period 2006-03-31
Puda Coal, Inc.
filed 2007-04-16
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB/A
Amendment No. 3

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

This Amendment No. 3 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Puda Coal, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2006 (the “Original Filing”) for the quarterly period ended March 31, 2006, the Amendment No. 1 on Form 10-QSB/A filed with the SEC on November 20, 2006 (the “Amendment No. 1”) and Amendment No. 2 on Form 10-QSB/A filed with the SEC on February 2, 2007 (the “Amendment No. 2”) for the same period.

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

The restatements, which were included in the Amendment No. 2 to the quarterly report or Form 10-QSB/A filed with the SEC on February 2, 2007, reflect the Company’s determination that the option purchase price, which equals to the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. Consolidated balance sheets as of quarterly periods ended June 30, 2005 and September 30, 2005 and consolidated balance sheets as of year ended December 31, 2005 have been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of March 31, 2006. The restatement has no impact on the Company’s statements of operations and statement of cash flows for the quarterly period ended March 31, 2006.

In connection with the review of Amendment No. 5 to the Company’s Registration Statement on Form SB-2 and the amendments to annual and quarterly reports filed by the Company with the SEC on February 2, 2007, the SEC asked the Company to explain the basis for its presentation of the line item “Less: reclassified to temporary equity.” Based on its discussion with the independent auditors Moore Stephens, the Company determined that the presentation of this item, as reflected in its financial statements for the above mentioned periods, as amended and restated, should be revised to remove the line item “Less: reclassified to temporary equity” and present the reclassification of “Option to buy-out Shanxi Coal” from permanent equity to temporary equity as a direct deduction from the line item “Paid-in capital” in the consolidated balance sheet. The reclassification has no impact on the Company's statements of operations and cash flows for the quarterly period ended March 31, 2006.

Consolidated balance sheets and consolidated statements of operations as of quarterly periods ended June 30, 2005 and September 30, 2005 and as of year ended December 31, 2005 are also being revised. There was no tax effect as a result of the reclassification.

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
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing, as amended. Primarily these amendments are to reflect reclassification as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filing, as amended, for accuracy, including the controls and procedures section and the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 31.2 to this report, and to enhance the presentation. In addition, the consolidated balance sheets and the consolidated statements of operations for the quarterly periods ended June 30, 2005 and September 30, 2005, the consolidated balance sheets and the consolidated statements of operations for the year ended December 31, 2005 and the consolidated balance sheets for the quarterly periods ended June 30, 2006 and September 30, 2006 are also being amended. The application of the foregoing has resulted in certain amendments to the Original Filing as amended and restated subsequently. The Company is voluntarily subject to the filing requirements under section 13 or 15(d) of the Exchange Act.

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2006
(In thousand of United States dollars)

	Note(s)	March 31, 2006
		(Restated - see Note 17)

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 17	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,916,174		76
Paid-in capital		2,443
Statutory surplus reserve fund		1,366
Accumulated deficit		(3,867)
Accumulated other comprehensive income		302

Total stockholders’ equity		320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$46,986

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(In thousand of United States dollars)

		Three months ended March 31,
	Note	2006	2005
		(Restated - see Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income		$(6,445)	$494
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Amortization of land-use rights		19	1
Depreciation		236	26
Provision for doubtful debts		(1)	-
Amortization of debt issue costs		591	-
Amortization of discount on convertible notes and warrants		4,304	-
Derivative unrealized fair value loss		3,500	-
Discount on converted shares and exercised warrants		142	-
Issue of common shares for services		21	-
Changes in operating assets and liabilities:
Decrease in short-term investments		-	117
Decrease/(increase) in accounts receivable		416	(393)
Decrease in notes receivable		-	638
Increase in other receivables		(3)	(231)
Decrease/(increase) in advances to suppliers		1,216	(428)
Decrease/(increase) in inventories		401	(272)
Increase in accounts payable		267	248
Increase in accrued expenses		58	20
Increase in other payables		161	4
(Decrease)/increase in income tax payable		(156)	265
Increase in VAT payable		468	132
Increase in penalty payable		58	-
Decrease in restricted cash		382	-

Net cash provided by operating activities		5,635	621

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt		(325)	-
Distribution paid to owners		-	(240)

Net cash used in financing activities		(325)	(240)

Effect of exchange rate changes on cash		155	-

Net increase in cash and cash equivalents		5,465	381
Cash and cash equivalents at beginning of period		12,067	313

Cash and cash equivalents at end of period		$17,532	$694

Supplementary cash flow information	14

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. (Now known as Shanxi Putai Resources Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

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

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

•	Puda Coal, Inc.: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held directly.

•	Puda Investment Holding Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda.

•	Taiyuan Putai Business Consulting Co., Ltd (Now known as Shanxi Putai Resources Ltd.): Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

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

The future principal payments under the conveyance loan as of March 31, 2006 are as follows:

Year	March 31, 2006
$’000

2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	6,175
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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

March 31, 2006
(Restated - see Note 17)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71
Restricted cash	233
Deferred charges	2,080

Total current assets	2,384

INVESTMENT IN SUBSIDIARIES	15,265

TOTAL ASSETS	$17,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Penalty payable	58

Total current liabilities	58

LONG-TERM LIABILITIES
Convertible notes	4,241
Derivative conversion feature	5,621
Derivative warrants	14,572
Total long-term liabilities	24,434

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,916,174 shares	76
Paid-in capital	5,480
Accumulated deficit	(15,116)

Total stockholders’ equity	(9,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,649

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

The adjustments to the consolidated financial statements are summarized as follows:

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2006
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated (after first Restatement)	Second Restatement	Restated (after second Restatement)
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300	$-	$1,300
Accounts payable
- Related party	171	-	171	-	171
- Third parties	1,422	-	1,422	-	1,422
Other payables
- Related party	874	-	874	-	874
- Third parties	869	-	869	-	869
Accrued expenses	421	-	421	-	421
Income taxes payable	1,241	-	1,241	-	1,241
VAT payable	785	-	785	-	785
Distribution payable	999	-	999	-	999
Penalty payable	58	-	58	-	58

Total current liabilities	8,140	-	8,140	-	8,140

LONG-TERM LIABILITIES
Long-term debt
- Related party	11,375	-	11,375	-	11,375
Convertible notes	807	3,434	4,241	-	4,241
Derivative conversion feature	5,841	(220)	5,621	-	5,621
Derivative warrants	13,430	1,142	14,572	-	14,572

Total long-term liabilities	31,453	4,356	35,809	-	35,809

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	-	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 75,916,174	76	-	76	-	76
Paid-in capital	5,157	3	5,160	(2,717)	2,443
Statutory surplus reserve fund	1,366	-	1,366	-	1,366
(Accumulated deficit)/retained earnings	4,084	(7,951)	(3,867)	-	(3,867)
Accumulated other comprehensive income	302	-	302	-	302

Total stockholders’ equity	10,985	(7,948)	3,037	(2,717)	320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,578	$(3,592)	$46,986	$-	$46,986

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006
(In thousand of United States dollars, except per share data)

	Initial Filing	First Restatement	Restated

NET REVENUE	$20,771	$-	$20,771

COST OF REVENUE	(16,258)	-	(16,258)

GROSS PROFIT	4,513	-	4,513

OPERATING EXPENSES
Selling expenses	276	-	276
General and administrative expenses	434	-	434

TOTAL OPERATING EXPENSES	710	-	710

INCOME FROM OPERATIONS	3,803	-	3,803

INTEREST INCOME	9	-	9

INTEREST EXPENSE	(626)	60	(566)

DEBT FINANCING COSTS	(1,232)	(3,721)	(4,953)

DERIVATIVE UNREALIZED FAIR VALUE LOSS	(3,375)	(125)	(3,500)

LOSS BEFORE INCOME TAXES	(1,421)	(3,786)	(5,207)

INCOME TAXES	(1,238)	-	(1,238)

NET LOSS	(2,659)	(3,786)	(6,445)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	148	-	148

COMPREHENSIVE LOSS	$(2,511)	$(3,786)	$(6,297)

LOSS PER SHARE -BASIC	$(0.03)	$(0.06)	$(0.09)
- DILUTED	$(0.03)	$(0.06)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	75,496,043	18,562	75,514,605
-DILUTED	75,496,043	18,562	75,514,605

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNADUITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006
(In thousand of United States dollars)

	Initial Filing	First Restatement	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,659)	$(3,786)	$(6,445)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of land-use rights	19	-	19
Depreciation	236	-	236
Provision for doubtful debts	(1)	-	(1)
Amortization of debt issue costs	132	459	591
Amortization of discount on convertible notes and warrants	1,042	3,262	4,304
Derivative unrealized fair value loss	3,375	125	3,500
Discount on converted shares expensed as interest expense	202	(60)	142
Issue of common shares for services	21	-	21
Changes in operating assets and liabilities:
Decrease in accounts receivable	416	-	416
Increase in other receivables	(3)	-	(3)
Decrease in advances to suppliers	1,216	-	1,216
Decrease in inventories	401	-	401
Increase in accounts payable	267	-	267
Increase in accrued expenses	58	-	58
Increase in other payables	161	-	161
Decrease in income tax payable	(156)	-	(156)
Increase in VAT payable	468	-	468
Increase in penalty payable	58		58
Decrease in restricted cash	382	-	382

Net cash provided by operating activities	5,635	-	5,635

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(325)	-	(325)

Net cash used in financing activities	(325)	-	(325)

Effect of exchange rate changes on cash	155	-	155

Net increase in cash and cash equivalents	5,465	-	5,465
Cash and cash equivalents at beginning of period	12,067	-	12,067

Cash and cash equivalents at end of period	$17,532	$-	$17,532

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

Amendments to Financial Statements

The following discussion and analysis gives effect to the changes described in Note 17 to the unaudited consolidated financial statements for the quarter ended March 31, 2006 contained herein. They have no impact on the Company’s results of operations and statements of cash flows for the quarter ended March 31, 2006.

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

The certifying officers of the Original Filing, the Amendment No. 1, the Amendment No. 2 and this Form 10-QSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the Original Filing, the Amendment No. 1 and the Amendment No. 2 and have determined that the Company’s disclosure controls and procedures are effective for the fiscal quarter ended March 31, 2006. The revisions to the financial statements relate to complicated accounting matters and while the Company had the correct information regarding the conversion feature, warrants, debt issuance and Option to buy-out Shanxi Coal and therefore believes it has effective disclosure controls and procedures, it came to the wrong conclusion regarding applicable accounting treatments. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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