Form 10QSB/A
period 2006-06-30
Puda Coal, Inc.
filed 2007-04-16
CIK 1162747

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-QSB/A for the quarter ended June 30, 2006 amends and restates items identified below with respect to the report on Form 10-QSB filed by Puda Coal, Inc. (‘we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 7, 2006 (the “Original Filing”) for the quarterly period ended June 30, 2006, and the Amendment No. 1 on Form 10-QSB/A filed by the Company with the SEC on August 21, 2006 (the “Amendment No. 1”) and the Amendment No. 2 on Form 10-QSB/A filed by the Company with the SEC on February 2, 2007 for the same period (the “Amendment No. 2”).

As described in the current report on Form 8-K filed by the Company with the SEC on January 12, 2007, the Company announced it would restate its financial statements for the quarter ended June 30, 2006. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

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

The restatements, which were included in the Amendment No. 2 to the quarterly report on Form 10-QSB/A filed with the SEC on February 2, 2007, reflect the Company’s determination that the option purchase price, which equals to the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. Consolidated balance sheets as of quarterly periods ended June 30, 2005 and September 30, 2005 and March 31, 2006 and consolidated balance sheets of yearly ended December 31, 2005 have been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of June 30, 2006. The restatement has no impact on the Company’s statements of operations and statements of cash flows for the three and six months ended June 30, 2006.

In connection with the review of Amendment No. 5 to the Company’s Registration Statement on Form SB-2 and the amendments to annual and quarterly reports filed by the Company with the SEC on February 2, 2007, the SEC asked the Company to explain the basis for its presentation of the line item “Less: reclassified to temporary equity”. Based on its discussion with the independent auditors Moore Stephens, the Company determined that the presentation of these items, as reflected in its financial statements for the above mentioned periods, as amended and restated, should be revised to remove the line item “Less: reclassified to temporary equity” and present the reclassification of “Option to buy-out Shanxi Coal” from permanent equity to temporary equity as a direct deduction from the line item “Paid-in capital” in the consolidated balance sheet.

Consolidated balance sheets and consolidated statements of operations as of quarterly periods ended June 30, 2005, September 30, 2005 and March 31, 2006 and as of yearly ended December 31, 2005 have been revised. There was no tax effect as a result of the reclassification.

The reclassification has no impact on the Company’s statements of operations and cash flows for the three and six months ended June 30, 2006.

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
Item 1 - Financial Statements
Unaudited Consolidated Financial Statements
Note 1 The Company
Note 16 Condensed Financial Information of Registrant
Note 17 Restatement
Item 2 Management’s Discussion and Analysis or Plan of Operations
Restatement of Financial Statements
Item 3 - Controls and Procedures
Part II Other Information
Item 6 - Exhibits
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing, as amended. Primarily these amendments are to reflect reclassification as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filing, as amended, for accuracy, including the controls and procedures section and the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 31.2 to this report, and to enhance the presentation. In addition, the consolidated balance sheets and the consolidated statements of operations for the quarterly periods ended June 30, 2005 and September 30, 2005, the consolidated balance sheets and consolidated statements of operations for the fiscal year ended December 31, 2005 and the consolidated balance sheets for the quarterly period ended March 31, 2006 and September 30, 2006 are also being amended. The application of the foregoing has resulted in certain amendments to the Original Filing as amended and restated subsequently.

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
June 30, 2006
(In thousand of United States dollars)

	Note(s)	June 30, 2006
		(Restated - see Note 17)
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 17	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 79,888,274		80
Paid-in capital		5,950
Statutory surplus reserve fund		1,366
Accumulated deficit		(4,229)
Accumulated other comprehensive income		381

Total stockholders’ equity		3,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$50,250

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the three and six months ended June 30, 2006 and 2005
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

NET (LOSS)/INCOME		(363)	1,096	(6,808)	1,590

LESS: DIVIDENDS
Option holder preference dividend		-	(2,717)	-	(2,717)
Common dividend		-	-	-	-

UNDISTRIBUTED EARNINGS		$(363)	$(1,621)	$(6,808)	$(1,127)

BASIC EARNINGS PER SHARE -Option holder preference		$(0.00)	$0.04	$(0.00)	$0.04
-Other common holders		(0.00)	(0.03)	(0.09)	(0.02)
		$(0.00)	$0.01	$(0.09)	$0.02

DILUTED EARNINGS PER SHARE -Option holder preference		$(0.00)	$0.04	$(0.00)	$0.04
-Other common holders		(0.00)	(0.03)	(0.09)	(0.02)
		$(0.00)	$0.01	$(0.09)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	13	76,733,239	73,750,000	76,531,046	73,750,000
-DILUTED	13	76,733,239	73,792,671	76,531,046	73,792,671

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. (Now known as Shanxi Putai Resources Ltd).(“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization, Puda Coal, Inc. owns all of the outstanding capital stock of Puda Investment Holging Limited, which in turn, owns all of the outstanding capital stock of Taiyuan Business Consulting Co. Ltd. and as of December 31, 2005, the organizational structure of the Group as at December 31, 2005 is as follows:

Puda Coal, Inc. “Puda”

| 100%

Puda Investment Holding Limited “BVI”		Zhao Ming (80%) and Zhao Yao (20%)

| 100%		|

Taiyuan Putai Business Consulting Co., Ltd.( Now known as Shanxi Putai Resources Ltd.) "Putai"	Operating Agreements Operation and Control à ß Economic Benefits and Risks	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Options

As at June 30, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split		Exercise price	Expiry date	Estimated Fair value
					$’000
150,000	15,000 (i	)	$1	October 20, 2008	45
500,000	50,000 (ii	)	$10	October 27, 2006	0
1,000,000	100,000 (iii	)	$10	November 5, 2006	0

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

The following summarizes the share option transactions during the periods:

	Number of options	Weighted average exercise price $
Options outstanding at December 31, 2004 (after adjusting for the 10 to 1 reverse stock split)	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2005	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at June 30, 2006	165,000	9.2

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

June 30, 2006
(Restated - see Note 17)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-
Restricted cash	233
Deferred charges	888

Total current assets	1,121

INVESTMENTS IN SUBSIDIARIES	18,748

TOTAL ASSETS	$19,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Penalty payable	437

Total current liabilities	437

LONG-TERM LIABILITIES
Convertible notes	4,787
Derivative conversion feature	4,848
Derivative warrants	13,312
Total long-term liabilities	22,947

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 79,888,274 shares	80
Paid-in capital	12,570
Accumulated deficit	(18,882)

Total stockholders’ equity	(6,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,869

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET (continued)
June 30, 2006
(In thousand of United States dollars)

	Initial Filing	Restatement	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300
Accounts payable
- Related party	192	-	192
- Third parties	2,107	-	2,107
Other payables
- Related party	879	-	879
- Third parties	1,088	-	1,088
Accrued expenses	500	-	500
Income taxes payable	1,454	-	1,454
VAT payable	1,029	-	1,029
Distribution payable	1,002	-	1,002
Penalty payable	437	-	437

Total current liabilities	9,988	-	9,988

LONG-TERM LIABILITIES
Long-term debt
- Related party	11,050	-	11,050
Convertible notes	4,787	-	4,787
Derivative conversion feature	4,848	-	4,848
Derivative warrants	13,312	-	13,312

Total long-term liabilities	33,997	-	33,997
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 79,888,274	80	-	80
Paid-in capital	8,667	(2,717)	5,950
Statutory surplus reserve fund	1,366	-	1,366
Retained earnings	(4,229)	-	(4,229)
Accumulated other comprehensive income	381	-	381

Total stockholders’ equity	6,265	(2,717)	3,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,250	$-	$50,250

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

Amendment to Financial Statements

The following discussion and analysis gives effect to the changes described in Note 17 to the unaudited consolidated financial statements for the quarter ended June 30, 2006 contained herein. They have no impact on the Company’s results of operations and statements of cash flows for the three and six months ended June 30, 2006.

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

Dated: April 13, 2007