Form 10QSB/A
period 2006-09-30
Puda Coal, Inc.
filed 2007-04-16
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB/A

(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-QSB/A for the quarter ended September 30, 2006 amends and restates items identified below with respect to the report on Form 10-QSB filed by Puda Coal, Inc. (‘we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 14, 2006 (the “Original Filing”), the Amendment No. 1 on Form 10-QSB/A filed by the Company with the SEC on November 20, 2006 (the “Amendment No. 1”) and the Amendment No. 2 on Form 10-QSB/A filed by the Company with the SEC on February 2, 2007 (the “Amendment No. 2”).

As described in the current report on Form 8-K filed by the Company with the SEC on January 12, 2007, the Company announced it would restate its financial statements for the quarter ended September 30, 2006. As disclosed in the Form 8-K on January 12, 2007, the Company announced that:

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

The restatements, which were included in the Amendment No. 2 to the quarterly report on Form 10-QSB/A filed by the Company with the SEC on February 2, 2007, reflect the Company’s determination that the option purchase price, which equals to the registered capital of Shanxi Coal under the Exclusive Option Agreement dated June 24, 2005, should be reclassified from permanent equity to temporary equity in accordance with EITF Topic No. D-98, paragraph 4, as the exercise of the option can be deemed outside of the control of the Company due to the cross-ownership of the Company and Shanxi Coal. The restatement was made in accordance with the provisions of SFAS 154 for correction of errors. Consolidated balance sheets as of quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006 and June 30, 2006 and consolidated balance sheet of the fiscal year ended December 31, 2005 have been restated. There was no tax effect as a result of the restatement.

The above reclassification has the effect of increasing temporary equity by $2,717,000 and decreasing stockholders' equity (permanent equity) by the same amount as of September 30, 2006. The restatement has no impact on the Company’s statements of operations and statement of cash flow for the three and nine months ended September 30, 2006.

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

Consolidated balance sheets and consolidated statements of operations as of quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006 and June 30, 2006 and as of yearly ended December 31, 2005 have been revised. There was no tax effect as a result of the reclassification.

The reclassification has no impact on the Company’s statements of operations and cash flows for three and nine months ended September 30, 2006.

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

Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing, , as amended. Primarily these amendments are to reflect reclassification as discussed above. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filing, as amended, for accuracy, including the controls and procedures section and the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 31.2 to this report, and to enhance the presentation. In addition, the consolidated balance sheets and the consolidated statements of operations for the quarterly periods ended June 30, 2005 and September 30, 2005 , the consolidated balance sheets and the consolidated statements of operations for the fiscal year ended December 31, 2005, and the consolidated balance sheets for the quarterly periods ended March 31, 2006 and June 30, 2006 are also being amended. The application of the foregoing has resulted in certain amendments to the Original Filing as amended and restated subsequently.

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET (Continued)
September 30, 2006
(In thousand of United States dollars)

	Note(s)	September 30, 2006
		(Restated - see Note 17)
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1, 17	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 82,952,667		83
Paid-in capital		8,535
Statutory surplus reserve fund		1,366
Accumulated deficit		(2,063)
Accumulated other comprehensive income		702

Total stockholders’ equity		8,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$56,864

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

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the three and nine months ended September 30, 2006 and 2005
(In thousand of United States dollars, except per share data)

	Note(s)	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

NET INCOME/(LOSS)		2,166	1,547	(4,642)	3,137

LESS: DIVIDENDS
Option holder preferred dividend		-	-	-	(2,717)
Common dividend		-	-	-	-

UNDISTRIBUTED EARNINGS		$2,166	$1,547	$(4,642)	$420

BASIC EARNINGS/(LOSS) PER SHARE
-Option holder preference		$0.00	$0.00	$0.00	$0.04
-Other common holders		0.03	0.02	(0.06)	0.00
		$0.03	$0.02	$(0.06)	$0.04

DILUTED EARNINGS/(LOSS) PER SHARE		-	-	-	-
-Option holder preference		$0.00	$0.00	$0.00	$0.04
-Other common holders		$0.02	$0.02	$(0.06)	$0.00
		$0.02	$0.02	$(0.06)	$0.04

WWEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
-BASIC	13	80,654,578	73,750,000	77,920,661	73,715,934
- DILUTED	13	118,452,056	73,915,000	77,920,661	73,880,934

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

BVI, in turn, owns all of the registered capital of Taiyuan Putai Business Consulting Co., Ltd. (Now known as Shanxi Putai Resources Ltd.“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

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

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

•	Puda Coal, Inc.: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held directly.

•	Puda Investment Holding Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

•	Taiyuan Putai Business Consulting Co., Ltd(Now known as Shanxi Putai Resources Ltd.): Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

After the above reorganization, Puda Coal, Inc. owns all of the outstanding capital stock of Puda Investment Holging Limited, which in turn, owns all of the outstanding capital stock of Taiyuan Business Consulting Co. Ltd. and as of December 31, 2005, the organizational structure of the Group as at December 31, 2005 is as follows:

Puda Coal, Inc. “Puda”

| 100%

Puda Investment Holding Limited “BVI”	Zhao Ming (80%) and Zhao Yao (20%)

| 100%	|

Taiyuan Putai Business Consulting Co., Ltd. ( Now known as Shanxi Putai Resources Ltd. “Putai”	Operating Agreements Operation and Control à ß Economic Benefits and Risks	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplementary cash flow information

	Nine months ended September 30,
	2006	2005
	$’000	$’000

Cash paid during the period for:
Interest	$1,211	$4
Income taxes	$4,074	$-

Major non-cash transactions:
Notes converted into 4,250,000 common shares	$2,125	$-
Common shares for services	$21	$10
Cashless exercise of 273,334 placement agent warrants
into 242,180 common shares	$-	$-
Dividend declared	$-	$1,452

15. Options

As at September 30, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$1	October 20, 2008	41
500,000	50,000 (ii)	$10	October 27, 2006	0
1,000,000	100,000 (iii)	$10	November 5, 2006	0

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.

(ii)	were granted in 2003 to Sanzari Family Trust and TJP Management, Inc. in consideration of providing working capital to the Company.

(iii)	were granted in 2003 to Gregory A. Nagel in consideration of providing working capital to the Company.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Condensed Financial Information of Registrant

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

September 30, 2006
(Restated - see Note 17)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8
Restricted cash	233
Deferred charges	402

Total current assets	643

INVESTMENTS IN SUBSIDIARIES	23,765

TOTAL ASSETS	$24,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payable	303
Penalty payable	821

Total current liabilities	1,124

LONG-TERM LIABILITIES
Convertible notes	5,438
Derivative conversion feature	4,676
Derivative warrants	12,970

Total long-term liabilities	23,084

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 82,952,667 shares	83
Paid-in capital	18,812
Accumulated deficit	(21,412)

Total stockholders’ equity	(2,517)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,408

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement (continued)

UNAUDITED CONSOLIDATED BALANCE SHEET (continued)
September 30, 2006
(In thousand of United States dollars)
	Initial Filing	Restatement	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	$1,300	$-	$1,300
Accounts payable
- Related party	228	-	228
- Third parties	2,282	-	2,282
Other payables
- Related party	889	-	889
- Third parties	1,595	-	1,595
Accrued expenses	599	-	599
Income taxes payable	2,453	-	2,453
VAT payable	535	-	535
Distribution payable	1,013	-	1,013
Penalty payable	821	-	821

Total current liabilities	11,715	-	11,715

LONG-TERM LIABILITIES
Long-term debt
- Related party	10,725	-	10,725
Convertible notes	5,438	-	5,438
Derivative conversion feature	4,676	-	4,676
Derivative warrants	12,970	-	12,970

Total long-term liabilities	33,809	-	33,809
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	-	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding Nil	-	-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 82,952,667	83	-	83
Paid-in capital	11,252	(2,717)	8,535
Statutory surplus reserve fund	1,366	-	1,366
Accumulated deficit	(2,063)	-	(2,063)
Accumulated other comprehensive income	702	-	702

Total stockholders’ equity	11,340	(2,717)	8,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,864	$-	$56,864

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

Restatement of Financial Statements

The following discussion and analysis gives effect to the changes described in Note 17 to the unaudited consolidated financial statements for the quarter ended September 30, 2006 contained herein. They have no impact on the Company’s results of operations and statement of cash flows for the three and nine months ended September 30, 2006.

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