Form 10KSB
period 2006-12-31
Puda Coal, Inc.
filed 2007-04-16
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Title of Class: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒*      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State issuer’s revenues for its most recent fiscal year: $137,771,000

As of April 9, 2007, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price at which the common equity was sold, was approximately $20,108,100. Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act.

The total number of shares of common stock of the Registrant that were outstanding on April 9, 2007 was 94,750,089.

Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☒

* The issuer, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act but has been filing all reports required to be filed by those sections for the past 12 months.

TABLE OF CONTENTS

Page
PART I

Item 1. Description of Business	1-28

Item 2. Description of Property	28-29

Item 3. Legal Proceedings	29

Item 4. Submission of Matters to a Vote of Security Holders	29

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities	29-35

Item 6. Management’s Discussion and Analysis or Plan of Operation	36-40

Item 7. Financial Statements	F1-F31

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	42

Item 8A. Controls and Procedures	42

Item 8B. Other Information	42

PART III	42

Item 9. Directors, Executive Officers, Promoters, Controls Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	42-44

Item 10. Executive Compensation	44-45

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45-46

Item 12. Certain Relationships and Related Transactions and Director Independence	46-48

Item 13. Exhibits	48-51

Item 14. Principal Accountant Fees and Services	51

Signatures

Exhibits

Certifications

PART I

Item 1. Description of Business

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

Located in Liulin County, Shanxi Province, an area known as the “King of Coal” for its high quality coking coal reserves, we are strategically located in proximity to some of the highest quality coking coal reserves suitable for steel making. We expanded our coal washing capacity to a 2.7 million MT per year through the acquisition in 2005 of two new coal washing facilities, which became operational in December 2005 and March 2006, respectively. As such a large volume supplier, we will enjoy certain advantages as we believe our primary customer base of coke and steel makers will continue to focus on suppliers that can deliver large volume, consistently high quality coking coal. We will also be well positioned to serve the demand for steel production in China - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities. These customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines which are the most cost effective method for coal transport.

In 2006, we had three cleaning facilities located in Liulin County and Zhongyang County, Shanxi Province with an annual cleaned coal washing capacity of 2,700,000 MT. Liulin and Zhongyang County are neighbor counties and are located approximately 120 miles southwest of Shanxi Coal’s executive offices in Taiyuan City. Shanxi Coal obtained approximately 2.3 million MT of annual clean coal capacity in late 2005 as the result of the acquisition of a new coal processing plant in Liulin County (the “New Shanxi Liulin Plant”) and acquisition of a new coal processing plant in Zhongyang County, Shanxi Province (the “New Zhongyang Plant”). The New Shanxi Liulin Plant became operational in December 2005 and the New Zhongyang Plant became operational in March 2006.

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

History and Background of the Company

Puda Coal, Inc. (formerly Purezza Group, Inc.) (the "Company" or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

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

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”), an International Business Company organized in the British Virgin Islands, through a reverse merger and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”). The share data has been retroactively adjusted for the Reverse Split.

On August 2, 2005, the authorized number of shares of common stock of the Company was increased from 100,000,000 shares to 150,000,000 shares. On September 8, 2005, Puda completed the Reverse Split. Following the Mandatory Conversion of preferred shares and the Reverse Split, the BVI members received, in the aggregate, approximately 67,850,000 shares of the total of 73,750,000 of Puda’s common stock, representing 92% of the outstanding shares of Puda’s common stock.

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to December 31, 2006.

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

Shanxi Coal was established on June 7, 1995. Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Shanxi Coal are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%). Zhao Ming is the chairman and chief executive officer of Puda. Zhao Yao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Zhao Ming and Zhao Yao are brothers.

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Restructuring Agreements”). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” on the consolidated statements of operations. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

●	Puda Coal, Inc.: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held directly.

●	Puda Investment Holding Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda.

●	Taiyuan Putai Business Consulting Co., Ltd (now known as Shanxi Putai Resources Limited): Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

●	Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

Corporate Structure

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Florida corporation which owns Puda Investment Holding Limited (“BVI”), an International Business Company incorporated in the British Virgin Islands; BVI owns Taiyuan Putai Business Consulting Co., Ltd. (now known as Shanxi Putai Resources Limited, referred to hereinafter as “Putai”), a wholly foreign-owned enterprise established under the laws of the PRC.

Our operations are conducted exclusively through Shanxi Puda Coal Group Co., Ltd., a PRC limited liability company (“Shanxi Coal”) wholly owned by our Chief Executive Officer, Zhao Ming (80%) and his brother Zhao Yao (20%), both of whom are PRC citizens. Puda Coal does not have a direct equity interest in Shanxi Coal, however, through a series of operating, consulting and licensing agreements among Putai, Shanxi Coal, Zhao Ming and Zhao Yao (“Operating Agreements”), we manage and control the operations of Shanxi Coal and receive the economic benefits of Shanxi Coal and incur the risks derived from Shanxi Coal’s operations. Through the Operating Agreements, Putai is entitled to receive 100% of the net income of Shanxi Coal, and Putai guarantees the performance of all contracts, agreements and transactions executed by Shanxi Coal and related to Shanxi Coal’s business. The Operating Agreements consist of the (i) Exclusive Consulting Agreement, (ii) Operating Agreement, (iv) Technology License Agreement, and (iv) Exclusive Option Agreement. These agreements were filed with the SEC on July 18, 2005 as exhibits to a Form 8-K. Under the Exclusive Consulting Agreement, our wholly-owned subsidiary in China, Putai receives 30% of Shanxi Coal’s net income for each fiscal year. Any intellectual property developed under this arrangement becomes the property of Putai. Under the Operating Agreement, Putai receives 50% of Shanxi Coal’s net income for each fiscal year. Under the Technology License Agreement, Putai receives 20% of Shanxi Coal’s net income for each fiscal year. In the agreements, net income is calculated in accordance with U.S. GAAP based on Shanxi Coal’s financial statements.

Zhao Ming and Zhao Yao are brothers and significant shareholders of Puda Coal. As of December 31, 2006 Zhao Ming owns 57.2% and Zhao Yao owns 14.3% of total outstanding shares of Common Stock of Puda Coal and assuming conversion of all of the notes and exercise of all outstanding warrants (the “Conversion”), they will own 42.1% and 10.5% of total outstanding shares of Common Stock, respectively.

The following chart depicts our organizational structure:

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

Our Business

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

Coal Washing Industry in China; Competition

Coal plays a fundamental role in the global economy. China is both one of the largest consumers and producers of coal in the world. China’s coal production was 1.9 billion MT in 2004, a 12% increase over 2003, and in 2005 production reached 2.19 billion MT in 2005, a 15% increase over 2004, and in 2006 production reached 2.38 billion MT, an 9% increase over 2005.

Coal, in its raw or processed forms, is mainly used in four major industries:

•	Coal-fired power plants

•	Steel manufacturing

•	Metallurgy of non-ferrous metals

•	Cement production

Steel production is highly dependent on high quality coking coal feedstock. China was the largest steel producer in the world, producing 423 million MT in 2006, representing a 19.7% increase over 2005 and 34% of the world’s total steel production in 2006. The next two largest steel producers in the world - Japan and the United States - produced a combined 214.7 million MT, or 17% of global production.

Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China’s economic growth. China’s steel consumption totaled approximately 374 million MT in 2006, or 33% global steel consumption.

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

In China, many coal mines do not have their own coal cleaning facilities or have inadequate cleaning capacities. Coal cleaning companies, such as Shanxi Coal, were established to meet the demand for cleaned coal. With our capacity of 2.7 million MT of annual cleaned coal, we believe that we are well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries.

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

We are supplied raw coking coal by a number of mines in Liulin County as well as other mines in Shanxi Province. The high quality raw coking coal we need to source and process to meet the quality level required by steel makers is more difficult to access in China than medium and low quality raw coal, which is a commodity and more readily available. Our primary supplier of high quality raw coking coal is Jucai Coal, a coal mine that is currently owned 75% by Zhao Yao, a manager at the coal washing plants of Shanxi Coal and brother of our CEO, Zhan Ming and a 14.3% (10.5% after the Conversion) stockholder of Puda Coal. In addition to us, Jucai Coal also supplies high grade coal to other unrelated parties.

Jucai Coal has committed to supply us with our high quality raw coking coal requirements, and as a result, we believe that we will have access to sufficient high quality coking coal to meet our needs, even as we increases our cleaned coking coal washing capacity. Jucai Coal sold us 135,273 MT and 375,177.50MT in 2005 and 2006, respectively.

We have a preferred supply arrangement with Jucai Coal. This agreement gives us priority over its other customers and subject to its output capacity, has agreed to supply us with our entire high quality raw coking coal requirements pursuant to a coal supply agreement. We receive favorable pricing terms which are at a RMB30 to RMB50 discount per MT from the price Jucai Coal sells its high quality raw coking coal to its other customers. Payment terms are based on industry standards of 75% of the total purchase price paid by is to Jucai Coal at delivery with the balance due within 30 days after delivery. Furthermore, Jucai Coal is required to maintain the quality of the coking coal at high quality which requires that such coking coal shall have a maximum 4% internal ash content, maximum 0.6% sulfur content, and external ash content of less than 10%.

We also source raw coking coal from two major coal mines located in Liulin County near our cleaning facilities. These mines produce quality coking coal, although not at the quality level which Jucai Coal produces. These suppliers provide raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content. These suppliers are:

•	Liujiazhuang Coal Mine - Shanxi Coal purchased about 47,049 MT, 60,572 MT and 136,838 MT from this mine in 2004, 2005 and 2006.

•	Liulin Dadongzhuang Coal Mine - Shanxi Coal purchased about 47,220 MT, 107,010 MT and 129,151 MT from this mine in 2004, 2005 and 2006.

In addition, we have access to quality raw coking coal through Resources Group, which is also controlled by Zhao Ming (80%) and by Zhao Yao (10%). Zhao Ming is executive officer of Shanxi Coal and Puda Coal, and Zhao Yao is Zhao Ming’s brother and a manager of our coal washing plants. They are also significant shareholders of Puda Coal, owning 57.2% and 14.3% of our common stock, respectively (42.1% and 10.5%, respectively after the Conversion). Resources Group has raw coking coal available from Miao Wan Coal Mine in Liulin County and Zhongyang Coal Mine in Zhongyang County, Shanxi Province. These two mines produce raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content. Miao Wan Coal Mine and Zhongyang Coal Mine each have current annual production of 400,000 MT, while Zhongyang Coal Mine is expected to increase its output due to upgrades and additions to their mining machinery. We have not yet purchased coal from either of these mines and have no immediate plans to do so, but it remains an available option if we require it.

We are supplied and have access to lower quality coking coal from a number of other coal mines in Shanxi Province which produce raw coking coal with an internal ash content in excess of 7%. Sources of lower quality coking coal are plentiful around our cleaning facilities, and this lower quality coking coal typically sells at a discount to the prevailing high quality raw coking coal.

Shanxi Coal’s raw coal suppliers in 2006 and 2005 were as follows:

	2006
Suppliers	Amount	% of
	($ ’000)	Total
Jucai Coal Mine	15,906	14.3%
Shipogou Coal Mine	8,305	7.5%
Yumenzhen Coal Mine	7,495	6.7%
Liujiawan Coal Mine	7,492	6.7%
Liulin Nanpo Coal Mine	7,451	6.7%
Huajin Coke	7,298	6.6%
Jijiata Coal Mine	7,080	6.4%
Liulin Nianyan Coal Mine	7,014	6.3%
Liulin Nanyu Coal Mine	6,813	6.1%
Renjiasan Coal Mine	6,492	5.8%
Liujiazhuang Coal Mine	6,270	5.6%
Jijiata Dongzhuang	6,042	5.4%
Liulin Dadongzhuang Coal Mine	5,996	5.4%
Dengjiagua Coal Mine	4,760	4.3%
Zhaiyadi Coal	4,735	4.2%
Meisheng Dengjiazhuang	2,171	2.0%
Total	111,320	100%

	2005
Suppliers	Amount	% of
	($ ’000)	Total

Jucai Coal Mine	5,469	13.6%
Liulin Dadongzhuang Coal Mine	4,444	11.0%
Yumenzhen Coal Mine	4,152	10.3%
Liulin Nanpo Coal Mine	4,040	10.0%
Renjiasan Coal Mine	3,605	9.0%
Jijiata Coal Mine	3,221	8.0%
Pangpangta Coal Mine	3,044	7.6%
Jijiata Dongzhuang	2,725	6.8%
Liujiazhuang Coal Mine	2,523	6.3%
Liulin Nanyu Coal Mine	2,360	5.8%
Liulin Nianyan Coal Mine	1,829	4.5%
Shipogou Coal Mine	1,533	3.8%
Liujiawan Coal Mine	1,332	3.3%

Total	40,277	100%

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

The above price guidance is the latest available price guidance issued by the Chinese government.

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

Operations

We have significantly expanded our coal cleaning capacity through the acquisition of our New Shanxi Liulin Jucai Plant as through our acquisition and the New Zhongyang Plant. Both facilities were acquired in 2005. Currently we operate three coal cleaning facilities in Liulin County and Zhongyang County, Shanxi Province.

•
Shanxi Liulin Dongqiang Plant - This facility has an annual clean coal washing capacity of 400,000 MT. This facility is owned by Shanxi Coal, has a land area of approximately 1.5 hectares, and is located about 15 miles from Jucai Coal. This plant is located about ½ mile from the cleaned coal storage facility used by Shanxi Coal.

•
New Shanxi Liulin Jucai Plant - This facility, which is adjacent to the formerly leased Shanxi Liulin Jucai Plant in Liulin County and located in Liulin County about 2 miles away from Jucai Coal, has an annual cleaning capacity of 1.1 million MT. After completing its testing phase, the New Shanxi Liulin Jucai Plant became fully operational in December 2005. This new facility has separate land use rights owned by Shanxi Coal. Shanxi Coal purchased New Shanxi Liulin Jucai Plant from Resources Group, a related party, at cost for approximately $5,800,000, of which $900,000 is for the 50-year land use rights, $1,000,000 is for the plant and $3,900,000 is for the equipment. Resources Group financed the new facility under a loan.

•
New Zhongyang Plant - This facility, which is located in Zhongyang County approximately 15 miles from Jucai Coal and about 3 miles from Resources Group’s Zhongyang Coal Mine, will have an annual cleaning capacity of 1.2 million MT. This facility became fully operational in March 2006. The new facility will have a large storage facility and rail dock. We purchased New Zhongyang Plant from Resources Group at cost for approximately $7,200,000, of which $2,000,000 is for the 50-year land use rights, $1,000,000 is for the plant and $4,200,000 is for the equipment. Resources Group financed the new facility under a loan.

Shanxi Coal, our operating company, has over 10 years of experience in sourcing and mixing different quality of raw coals. Since 1995, Shanxi Coal has processed about 5 million MT of different quality raw coals and we believe that because of this experience we can produce the optimum raw coking coal mix which typically results in the lowest effective cost per MT of raw coking coal blended input. An optimum raw coal blended input also is a primary determinate in achieving high processing yield.

Processing yield is measured by the metric tons of cleaned coking coal produced per MT of raw coal blend inputs. A lower quality raw coal blend input will generally reduce the yield, which typically is about .70 MT of cleaned coal per 1 MT of raw coal. Optimizing raw coal mixing to achieve the desired clean coal specification not only allows Shanxi Coal to extend its high quality raw coal supply, but also allows it to capture a greater gross profit margin.

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

We have a total annual cleaned coking coal capacity of approximately 2.7 million MT. The two new coal washing facilities we acquired in 2005 incorporate state-of-the-art processes and systems, including a new recycling process capable of recycling the lost raw coal volume and producing higher yield. With the new facilities becoming fully operational, the yield realized on 1 MT of raw coal blend input increased from .70 MT of cleaned coking coal to .75-.80 MT of cleaned coking coal. The management expects that, in the future, such yield will eventually increase to 0.83 MT of cleaned coking coal. The addition of this new cleaning capacity is the cornerstone of our strategic growth plan.

The New Shanxi Liulin Jucai Plant and the New Zhongyang Plant were acquired at an aggregate cost of approximately $13 million, paid through a 6% secured loan payable to Resources Group that will be amortized over 10 years. The loan is secured by the assets which were purchased.

Resources Group also has a large storage facility in Liulin County near our Shanxi Liuling Dongqiang Plant which holds cleaned coal processed our cleaning facilities. The storage facility has a railway dock and spur with access to local rail. Resources Group also owns a coal mining equipment manufacturer and distributor. The assets held by Resources Group, owned by the Zhaos, provide us with potential access to coking coal supply, a large storage facility and machinery.

With our significant expansion of coking coal cleaning capacity, we believe that we are well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries. The Shanxi provincial authorities are not approving new mines that produce less than 300,000MT output per year, are closing mines that produce less than 90,000MT per year and are consolidating existing mines with outputs between 300,000 and 900,000 into larger mines, in an effort to stream line its coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics. By acquiring modern facilities and adhering to Shanxi Province’s emissions standards, we have adopted a business strategy that we believe ideally fits the industry’s development path and will make us a leader in Shanxi Province’s coal industry.

As we strengthen our market position and increase our capacity with state-of-art, highly-efficient processing facilities and equipment, we believe we will be more competitively positioned to gain market share at the expense of small coal cleaning facilities that have less efficient processing and lack economies of scale.

Customers

Most of our current customers are China coke producers (who then sell their coke to major steel makers) and steel mills that have their own coking facilities. During 2004, we sold approximately 315,000 MT of cleaned coking coal to 11 different customers, with no customer accounting for more than 15.2% of total tonnage sales.  In 2005 we sold 677,654 MT of cleaned coking coal to 12 different customers, with no customer accounting for more than 15.3% of total tonnage sales. In 2006 we sold 1,758,061.60 MT of cleaned coking coal to 16 different customers, with no customer accounting for more than 20.0% of total tonnage sales. This represents an increase of over 159% from 2005, due primarily to continued strong demand from existing customers, new capacity coming on line in the fourth quarter of 2005 and the first quarter of 2006, and new customer sales.

Sales to our customers in 2006 and 2005 were as follows:

	2006
Customers	Amount	% of
	($’000)	Total
Baotou Steel Group	27,450	19.9%
Xuanhua Steel Group	13,219	9.6%
Wulin Coke	11,996	8.6%
Liulin Coal Cleaning Plant	9,968	7.2%
Liulin Jinmei Coal	9,249	6.7%
Liulin Huatai Coke	7,937	5.7%
Xiaoyi Jinyan Electricity	7,554	5.5%
Liulin Changzhong Coke	7,273	5.3%
Liulin Dongjiagou Coal Mine	7,118	5.2%
Liulin Luojiapo Coal Mine	6,565	4.8%
Jiangsu Yueda	6,211	4.5%
Shizhou Coal Gas	5,603	4.1%
Lvliang Longteng Coke	4,769	3.5%
Zhongyang Rongxin	4,487	3.3%
Gengyang Coal	4,299	3.1%
Yatai Coke	4,073	3.0%
Total	137,771	100%

	2005
Customers	Amount	% of
	($’000)	Total
Baotou Steel Group	7,858	15.2%
Liulin Coal Cleaning Plant	6,629	12.8%
Liulin Jinmei Coal	4,964	9.6%
Jiangsu Yueda	4,823	9.3%
Xiaoyi Jinyan Electricity	4,435	8.6%
Shizhou Coal Gas	4,169	8.1%
Liulin Dongjiagou Coal Mine	3,826	7.4%
Liuliang Longteng Coking Corporation	3,530	6.8%
Liulin Luojiapo Coal Mine	3,405	6.6%
Zhongyang Rongxin	3,198	6.2%
Liulin Changzhong Coke	2,548	4.9%
Liulin Huatai Coke	2,325	4.5%
Total	51,710	100%

Our customers include Taiyuan Iron & Steel (Group) Co., Ltd., a producer of steel plate and stainless steel, and Baotou Iron and Steel (Group) Co., Ltd.

With rail line access to Shanxi Province, Inner Mongolia Province, Hebei Province, Beijing and Tianjin, we can readily service the growing appetite for steel production among its long-standing coke producing and steel mill customers. Our current primary geographic markets include:

•	Shanxi Province

•	Inner Mongolia Autonomous Region

•	Hebei Province

•	Beijing

•	Tianjin

In Shanxi Province alone, the independent coke producers supply 50% of China’s coke and 80% of China’s exported coke. We believe that much of the demand for coking coal is currently satisfied by off-specification grade coking coal of a lower quality since the specification grade coking coal supply is so limited. If we are correct, this gap between market demand and supply presents an opportunity for us. This is the market which we intend to continue to pursue aggressively as we believe steel makers will continue to focus on suppliers that can deliver large volume, consistent quality, and specification grade coking coal at competitive prices.

We have signed sales contracts with 4 major steel makers for a combined 1.6 million MT of annual cleaned coking coal. These agreements are not based on ‘take-or-pay’ volume commitments but rather on expected volume requirements of the steel makers which may increase or decrease based on the steel makers’ actual requirements. The duration of the agreements are for one year each and payment terms are the 30th day of each month after receipt of the value-added tax related invoice. Although pricing is set in the contract, prices are generally adjustable based on market movements subject to the negotiation of the parties. If the parties cannot agree to new pricing, there are no commitments for the continued supply. Management believes that most of this new business is being taken away from other suppliers who are not able to supply coking coal at the same quality as we are.

•	Taiyuan Steel & Iron - a steel maker located in Shanxi Province with projected annual sales of 600,000MT in 2006.

•	Handan Steel & Iron - a steel maker located in Hebei Province with projected annual sales of 400,000MT in 2006.

•	Tangshan Steel & Iron - a steel maker located in Hebei Province with projected annual sales of 300,000MT in 2006.

•	Beijing Capital Iron & Steel - a steel maker located in Beijing with projected annual sales of 300,000MT in 2006.

None of the above contracts was performed due to transportation problems.

Two more potential customers have signed non-binding letters of intent:

•
Shanxi Coal Import and Export Group Corporation - Import-export company with projected annual sales of 600,000MT in 2006. This sales volume is based on a portion of the expressed intent in the non-binding letter to purchase 1,320,000MT in 2006 from us.

•
Sinochem Corporation - a 2005 Fortune Global 500 company. Chemical and diversified manufacturer with projected annual sales of 600,000MT in 2006. This sales volume is based on a portion of the expressed intent in the non-binding letter to purchase 2,400,000MT in 2006 from us.

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

Employees

We currently have approximately 232 employees, all of whom are full-time. The following table shows the breakdown of the number of employees by functional departments.

Department	Job Title / Responsibility	# of Employees
Corporate	President, Vice Presidents, Managers	9
Finance	Finance and Accounting	10
Supply; Marketing and Sales	Purchase raw coal and maintain relationship with suppliers; Sell cleaned coal, maintain relationship with customers, and acquire new customers	48
Transportation	Short-range truck drivers (within plant)	10
Production	Produce cleaned coal	126
Quality Control	Quality check on input (raw coal) and output (cleaned coal)	17
Reception and Security	Administrative matters on reception and security	12
Total		232

Distribution

The Company sells its clean coking coal through a direct sales force of approximately 33 full-time employees who market directly to our customers who are mostly, coking companies that supply steel mills and steel mills with their own coking facilities. We do not have any agreements with any third-party distributors or wholesalers. While individual sales might be made to a customer who is not subject to a supply agreement if requested and we had adequate capacity at the time, most of our sales are pursuant to agreements which are signed for one year terms, with annual renewals. Our customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines, which is the most cost effective method for coal transport.

Intellectual Property

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China’s steel making industry. These washing technologies are licensed from Putai. We have no patents, trademarks, other licenses, franchises, concessions or royalty agreements.

Governmental Approvals

We are not required to obtain any governmental approvals for our products and we do not expect any probably government regulations on our products in the foreseeable future.

In 2006 and 2005, we did not incur any expenditures on research and development activities. We are not required to take any particular measures to comply with environmental laws in China.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http: www.sec.gov. The materials are also available at the SEC’s public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

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

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a corporation which owns BVI, and BVI owns Putai. Our operations are conducted exclusively through Shanxi Coal, in which we own no equity interest. Through a series of Operating Agreements with Putai, Shanxi Coal, Zhao Ming and Zhao Yao, we manage and control the operations of Shanxi Coal and receive the economic benefits and incur the risks derived from Shanxi Coal’s operations. If there is a breach of the Operating Agreements by any party, or if the agreements are found to be illegal or not enforceable, we may no longer receive any of the benefits of Shanxi Coal’s operations. The operations of Shanxi Coal are our sole source of revenue.

The contractual arrangements through which we operate Shanxi Coal may not be enforceable or in compliance with Chinese laws. Since Shanxi Coal is our only source of revenue, our results of operation would be materially adversely effected if the Operating Agreements were found to be illegal, could not be enforced, or were cancelled.

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

We may also encounter difficulties in obtaining performance under, or enforcement of, the Operating Agreements. We must rely on the Operating Agreements to control and operate Shanxi Coal’s business. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, Shanxi Coal could fail to take actions required for our business or fail to maintain and operate its business in compliance with its contractual obligation to do so. Shanxi Coal may transact business with parties not affiliated with us. If Shanxi Coal fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. Individual equity owners of Shanxi Coal may have conflicts of interest and may not act in our best interest, especially if they leave Puda Coal.

If the Operating Agreements were terminated, our business in China could be adversely affected. The Operating Agreements are comprised of the Exclusive Consulting Agreement, the Operating Agreement, the Technology License and the Exclusive Option Agreement. All of the Operating Agreements, except for the Technology License Agreement, have a term of 10 years from the date they were entered into on June 24, 2005. None of the Operating Agreements may be cancelled by Shanxi Coal, or by Zhao Ming or Zhao Yao in their individual capacities as parties to the Operating Agreements during their term. However, they may be terminated by Putai with 30 days notice to the other parties to the agreements. Although we are the beneficial owners in the entire registered capital of Putai, Zhao Ming and Zhao Yao are managers of Putai. In the event that Zhao Ming and Zhao Yao acted in their capacity as management of Putai to terminate the Operating Agreements, we may have to rely on legal remedies which would arise under their fiduciary obligations to us and to Putai. For example, Putai is subject to the Company Law of the PRC, including Article 59 thereof which requires that directors, supervisors and managers shall faithfully execute their official duties and protect their company’s interests. However, laws in the PRC related to such concepts as management’s fiduciary duty are not well developed and may not protect us in the event we have to rely upon them.

We rely on a few major customers and the loss of one of these customers could adversely affect our revenues.

A significant portion of our sales are dependent on a few major customers and the loss of, or significant reduction in, purchases by some or all of those largest customers could adversely affect our revenues. In 2004, 38.7% of our sales in U.S. dollar were to our top three major customers, Liudian Burning Materials (14.8%), Liulin Coal Cleaning Plant (13.5%) and Xiaoyi Jinyan Corp. (10.4%). In 2005, 37.6% of our sales in U.S. dollar were to our top three major customers, Baotou Steel Group (15.2%), Liulin Coal Cleaning Plant (12.8%) and Liulin Jinmei Corp. (9.6%). In 2006, 38.1% of our sales in U.S. dollar were to our top three major customers, Baotou Steel Group (19.9%), Xuanhua Steel Group (9.6%) and Wulin Coke (8.6%). Our ability to conclude favorable terms of sale with our major customers may be substantially impaired by our reliance on these three major customers. Given the large percentage of revenues derived from the sale of cleaned coking coal to these three customers, any adverse developments in their respective operations could have an adverse impact on our results of operations. In addition, in 2004, 2005 and 2006, 58%, 56% and 52% of total cleaned coking coal revenues, respectively, were from sales to our five largest customers. Our coal sales contracts with our customers are generally for one-year terms, which may be renewed at the end of the term for an additional one year. These agreements may not be renewed or extended and those customers may not continue to purchase cleaned coking coal from us. If purchases from these customers are significantly reduced, our financial condition and results of operations could suffer materially.

Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on cost increases to customers.

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customer under these provisions, many agreements permit the customer to terminate the contract or refuse to buy all of the quantities contracted for. Market prices for raw coking coal generally increased in most regions in China in 2004 and 2005. In 2006, the price of raw coking coal rose slightly in the first two quarters and then remained steady in the last two quarters (this judgment is based on the purchase price of our raw coal supply). Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products.

The demand for our product is cyclical and is affected by industrial economic conditions. Downturns in the economy may reduce demand for our product and our revenues could decline.

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

Seven of our total of eight raw coking coal suppliers provided 10% or more of our total raw coal purchases in tonnage in 2004.  In 2005 and 2006, with our effort to diversify supply, only four of thirteen and one of sixteen suppliers, respectively, provided 10% or more of our total raw coal purchases in tonnage. Jucai Coal, the coal mine owned 75% by Zhao Yao, supplies us with top quality coking coal. Jucai Coal also sells top quality coking coal to other customers. Jucai Coal sold approximately 33%, 17% and 10% of its top quality raw coal production in 2006, 2005 and 2004, respectively, to us at prevailing market prices. The raw coking coal purchased from Jucai Coal accounted for approximately 19% and 12.5% of our total raw coal purchases in tonnage in 2003 and 2004, respectively. In 2005 we purchased approximately 13.7% of our raw coal from Jucai Coal and in 2006 we purchased 375,177.50MT raw coal from Jucai Coal. Jucai Coal is an important source of top quality coking coal to Shanxi Coal. If for any reason, Jucai Coal is unable or unwilling to supply its top quality coking coal to us in sufficient quantities, our business will be adversely affected because there are very few large top quality coking coal suppliers in reasonable proximity to our cleaning facilities. Because of our relationship with Jucai Coal, other top quality coking coal suppliers may be unwilling to supply us. In the event top quality raw coking coal is not available or is available in reduced quantities, we may incur additional processing costs and may suffer reduced processing yield if we are forced to substitute a lower grade coal, both of which will adversely impact profitability. In addition, we may not be able to acquire lower grade coal at all. The Shanxi provincial authorities have recently instituted a program to streamline the Province’s coal mining and processing facilities. Mines where we obtain coal could be shut down. Further, the closing of other mines is likely to increase demand on those remaining open, potentially creating shortages and driving up prices, all of which could adversely affect our bottom line.

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

Both our operating company, Shanxi Coal, and Puda are highly dependent on the services of Zhao Ming and the loss of his services would have a material and adverse impact on our operations. We are also dependent upon our relationship with the Zhao Ming and his brother, Zhao Yao’s other controlled businesses. Zhao Ming has been primarily responsible for the development of Shanxi Coal and the development and marketing of our products. None of the executive officers of our companies including Zhao Ming currently have formal employment agreements with Puda or Shanxi Coal. None of our companies have applied for key-man life insurance on the lives of these executives.

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

Our insurance coverage may not be adequate. Any material loss to our properties or assets will have a material adverse effect on our financial condition and operations.

We and our subsidiaries and operating company are insured in amounts that do not adequately cover the risks of our business operations. As a result, any material loss or damage to our properties or other assets, or personal injuries arising from our business operations would have a material adverse affect on our financial condition and operations.

Significant assets are subject to a lien held by a company controlled by the Zhaos and their family. If we default on the payment of the obligations secured by the lien we could lose title to assets which are necessary for the operation of our business.

We financed the acquisition of the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant through Resources Group, an entity owned 80% by Zhao Ming, 10% by Zhao Yao, 5% by Xue Ning, Zhao Ming’s wife, and 5% by Xue Yue, a second-generation cousin of Xue Ning, for an aggregate cost of $13 million paid through a 6% secured Facilities Loan amortized over 10 years. The note is secured by the assets purchased. If we default on the loan, the security could be enforced and title to the assets could be lost, having a significant negative impact on our ability to produce our products.

Since the Zhaos are equity owners of Resources Group they may have a conflict of interest with the Company. If the lien is enforced after a default, the secured assets would be transferred to an entity which is owned by them. Zhao Ming and Zhao Yao may have, or may develop in the future, conflicts of interest with us. They are the equity owners of Shanxi Coal and it may be in their personal economic interest to cause Shanxi Coal to disregard its contractual obligations under the Operating Agreements. As the equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos and their family. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (currently 71.5% and 52.6% upon the Conversion), they can control the actions which we take. Zhao Ming is our CEO and Chairman of the Board. In addition, the Zhao brothers also control the mines from which we get most of our coal. By limiting or eliminating our supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. See also the risk below, “Our principal stockholders have significant control over the company and may have conflicts of interest with the company.”

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

We have recently significantly expanded our production capacity through the acquisition of two new facilities, the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant. Both facilities have completed testing and are now fully operational. We may not be able to successfully integrate these new operations and capitalize on any of the opportunities from these new facilities. We will be required to add and train personnel, expand management information systems, deal with any engineering and technical problems which may arise and control expenses. We have also incurred new debt of $13 million in the form of a 6% secured loan amortized over 10 years in order to finance the two new facilities. If we do not successfully address our increased management needs or we are otherwise unable to manage growth effectively, our operating results could be materially and adversely affected. Moreover, we may not be able to sell any or all of the cleaned coal that any newly-constructed capacity could produce, and there is no assurance that we will be able to source sufficient raw coal to allow it to utilize such additional processing capacity.

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

We are subject to extensive regulation by China’s Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, storage, and distribution of our product. Our processing facilities are subject to periodic inspection by national, province, county and local authorities. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to make sure that our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on our business, operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales. Certain of our contracts with customers permit the customers to terminate the contract in the event of changes in regulations affecting the industry that increase the price of coal beyond specified limits.

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

We conduct substantially all of our operations through our control of Shanxi Coal. Shanxi Coal and substantially all of Shanxi Coal’s assets are located in Shanxi Province, China. Other than our stock in our subsidiaries, we have no assets in the United States. In addition, all of our executive officers reside within China. As a result, it may not be possible to affect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

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

In order to pay dividends, a conversion of Renminbi into U.S. dollar is required. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of Shanxi Coal to meet its cash needs, and to pay dividends. However, Putai is presently classified as a wholly-owned foreign enterprise, or WFOE, in China that has verifiable foreign investment in China, funding having been made through an official Chinese banking channel. Because Putai qualifies for treatment as a WFOE, it can convert Renminbi, declare dividends and its funds can be repatriated to Puda Coal in the United States under current laws and regulations in China, subject to limitations and restrictions imposed by Chinese laws, such as the SAFE notices issued by the State Administration of Foreign Exchange. However, the Chinese laws governing foreign currency exchange are evolving, and changes in such laws may adversely affect the ability to convert Renminbi, declare dividends and repatriate funds to the United States. Because our cash flow is dependent on dividend distributions from our affiliated entities in China, we may be restricted from distributing dividends to stockholders if we do not receive distributions of dividends from our affiliates.

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

Putai, which is held by an offshore vehicle, BVI, received its SAFE approval prior to the issuance of the initial January notice. However, Putai has not notified SAFE of the recent ownership changes of BVI in connection with the Exchange Agreement in the reverse merger. Further, to our knowledge, none of the shareholders of Puda Coal who are Chinese residents has complied with the new SAFE registration requirements under Circular No. 75 with respect to their ownership in an offshore enterprise. Under Circular No. 75, previously established offshore structures for which registrations have not yet been made with SAFE are required to be completed by March 31, 2006. Puda has not complied with the SAFE No. 75 and is working on the compliance process. Penalties for non-compliance which may be issued by SAFE can impact the PRC resident investors as well as the onshore subsidiary. However, certain matters related to implementation of Circular No. 75 remain unclear or untested. As a result, Putai may be impacted by potential penalties which may be issued by SAFE. For instance, remedial action for violation of the SAFE requirements may be to restrict the ability of Putai to repatriate and distribute its profits to BVI and ultimately, to Puda Coal in the United States. The results of non-compliance are uncertain, and there is no assurance that such penalties and other remedial measures will not have a material adverse impact upon our financial condition and results of operations. In addition, if Puda decides to cause Putai to exercise its option to acquire all of the capital stock of Shanxi Coal pursuant to the Exclusive Option Agreement dated June 24, 2005, Puda Coal and the equity owners of Shanxi Coal may not be able to complete all the necessary filings and obtain the necessary registrations required by Circular No. 75. Although Circular No. 75 has removed the requirement for MOFCOM approval, the burdens that remain under the SAFE registration process may still restrict our ability to control and manage Shanxi Coal and could adversely affect our business and prospects.

We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of December 29, 2006, the last trading day in 2006, Renminbi appreciated to approximately 7.81 Renminbi per U.S. dollar. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi will continue to change in the future. Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results. Results of Shanxi Coal’s operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

Because our operations are located in China, information about our operations are not readily available from independent third-party sources.

Because our sole operating company, Shanxi Coal, is based in China, shareholders may have greater difficulty in obtaining information about Shanxi Coal on a timely basis than would shareholders of an entirely U.S.-based company. Shanxi Coal’s operations will continue to be conducted in China and shareholders may have difficulty in obtaining information about Shanxi Coal from sources other than Shanxi Coal itself. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits and contract awards for development projects will not be readily available to shareholders. Shareholders will be dependent upon Shanxi Coal’s management for reports of Shanxi Coal’s progress, development, activities and expenditure of proceeds.

Risks Associated with Our Common Stock

Our stock is thinly traded and stockholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than the company’s value.

Our Common Stock is very thinly traded, and the price if traded may not reflect the value of our company. Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate it may only be at a price that does not reflect the value of the business. Even if a more active market should develop, the price may be highly volatile. Because the price for our stock is low, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of Common Stock like ours as collateral for any loans.

We do not qualify or meet the requirements for the listing and/or quotation of our Common Stock on the NASDAQ Small Cap and the American Stock Exchange. If we determine that we would like to pursue such listing and attempt to meet the listing standards, in order to achieve the minimum required price per share, we would have to effect a reverse stock split which could reduce the overall value of your investment.

Because we are subject to the Penny Stock Rules sale of our stock by investors may be difficult.

We are subject to the SEC’s “penny stock” rules. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our Common Stock. As long as our Common Stock is subject to the penny stock rules, the holders of such Common Stock may find it more difficult to sell their securities.

Our stock prices could decrease if a substantial number of shares are sold under Rule 144.

A substantial majority of Puda’s outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a our outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. If a substantial number of shares of our stock are sold under Rule 144 or other exemption, it could cause the price our stock to go down.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

As of December 31, 2006, Zhao Ming and Zhao Yao own approximately 71.5% of the Company and upon the conversion of all of the outstanding convertible notes and the exercise of all of the outstanding warrants (“Conversion”), they will own approximately 52.6% of our outstanding stock and, acting together, will be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, including exercising the option to purchase Shanxi Coal and pay the option purchase price of $2,717,000. In addition, Florida corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, the Zhao brothers could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may harm the market price of our ordinary shares. In addition, the interest of the Zhao brothers may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, the Zhao brothers may be influenced by interests that conflict with yours. You should not buy our common stock unless you are willing to entrust all aspects of operational control to Puda’s current management team.

In addition, under a Voting Agreement, effective as of the closing of the Exchange Agreement, Keating Reverse Merger Fund and each BVI Member have agreed to vote their shares of Puda’s Common Stock to: (i) elect a person designated by Keating Reverse Merger Fund to the board for a period of one year following the closing of the Exchange Agreement, and (ii) elect such persons that may be designated by Zhao Ming from time to time to fill any vacant position on the board of directors (other than the Keating Reverse Merger Fund designee). This voting agreement has already expired.

As of December 31, 2006, Keating Reverse Merger Fund owns 4,718,500 shares of our stock, or 5.1% (3.7% after the Conversion).

Our principal stockholders have significant control over the company and may have conflicts of interest with the company.

Zhao Ming and Zhao Yao may have, or may develop in the future, conflicts of interest with us. First, they are the equity owners of Shanxi Coal and it may be in their personal economic interest to cause Shanxi Coal to disregard its contractual obligations under the Operating Agreements. As the equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. Second, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (71.5%, and 52.6% after the Conversion), they can control the actions which we take. Zhao Ming is our CEO and Chairman of the Board. Third, the Zhao brothers control the mines from which we obtain most of our coal. We currently secure raw coal from a local Liulin County coal mines, including Jucai Coal, a coal mine that is currently 75% owned by Zhao Yao, Mr. Zhao Ming’s brother and a manager of the coal washing plants of Shanxi Coal. By limiting or eliminating our supply, the Zhao brothers, who control our coal mine supplies, could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. Furthermore, Putai, our wholly-owned indirect subsidiary, has an option to purchase Shanxi Coal (the “Option”) under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Zhao Ming and Zhao Yao, who are our two principal shareholders. Due to the cross-ownership of Puda and Shanxi Coal, the Option may be exercised outside of the control of Puda. The two principal shareholders of Puda may compel Puda to exercise the Option to buy-out Shanxi Coal, in which case Puda will have an obligation to pay the Option exercise price of $2,717,000 (RMB22,500,000, the amount of registered capital of Shanxi Coal). Such exercise of the buy-out option may not be in the best interest of Puda and its shareholders other than the Zhao brothers. In addition, the Zhao Brothers may declare dividends out of Shanxi Coal that they together receive 100% of the benefit, even though it would be in the interests of Puda for Shanxi Coal to reinvest its profits into the business.

The conversion of outstanding derivative securities could cause your ownership in the company to be diluted and may decrease the value of your investment.

Outstanding derivative securities, including convertible notes and warrants, and current and future obligations to issue Puda Coal’s securities to various parties may dilute the value of your investment. As of December 31, 2006, excluding warrants, there were 15,000 options exercisable at $1.00 per share which will expire on October 20, 2008. The weighted average exercise price of these options is $1.00. For the length of time these warrants and options are outstanding, the holders thereof will have an opportunity to profit from a rise in the market price of our Common Stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such derivative securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with Puda Coal’s Common Stock.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any. See “Dividend Policy”.

Prior to our entering into the Operating Agreements, Shanxi Coal declared dividends of $1,295,000, $2,393,000 and $1,452,000 in 2003, 2004 and 2005 respectively. Of the amounts declared, we distributed $0, $3,204,000 and $944,000 in 2003, 2004 and 2005, respectively. $992,000 remains declared but unpaid. The dividends were distributed to Zhao Ming (80%) and Zhao Yao (20%). No dividend was declared in 2006. In the future, the Zhao Brothers may continue declaring dividends out of Shanxi Coal that they together receive 100% of the benefit, even though it would be in the interests of Puda for Shanxi Coal to reinvest its profits into the business.

The Company has the right to issue additional common stock and preferred stock without the consent of shareholders. This would have the effect of diluting your ownership in the company and could decrease the value of your stock.

There are additional authorized but unissued shares of our Common Stock that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company.

In addition, our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 5,000,000 shares of preferred stock in the discretion of the board of directors. Such preferred stock may be issued upon filing of amended Articles of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the board of directors and could operate to the disadvantage of the outstanding Common Stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

We could incur costs from liabilities related to our operations before our reverse merger.

We were formerly known as Purezza Group, Inc., and were originally formed to market Phoslock, a patented product to remove phosphorus and other oxyanions in natural and industrial waters and wastewater streams. On April 23, 2004, we transferred all of our assets including, cash on hand, the Phoslock product line, and all of our rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. However, such transfer did not eliminate any liabilities which we might have had while operating as the Purezza Group, Inc. or our operations relating to the Phoslock product line. For example, we could be held responsible for the cost of environmental clean-up of a contaminated site, if, while we were operating as the Purezza Group, Inc. we contaminated some real property in connection with our operations, even though the current management of our company was not involved with the operations at that time. Other potential liabilities could be based upon a product liability claim based upon an allegation that the Phoslock product cause personal injury or property damage, or a breach of contract.

Item 2. Description of Property

Shanxi Coal has the following facilities for the production of cleaned coking coal:

The Shanxi Liulin Jucai Plant, which Shanxi Coal leased from Jucai Coal, is located about two miles from the Jucai Coal mine and has an annual capacity of 100,000MT. The lease for the Shanxi Liulin Jucai Plant expired on December 31, 2005 and was not renewed. The Shanxi Liulin Dongqiang Plant, which is located in Liulin County, Shanxi province and owned by Shanxi Coal, has annual capacity of 400,000MT. Shanxi Coal has significantly increasing its coal cleaning capacity through its acquisition of a new facility in Liulin County, which has an annual capacity of 1.1 million MT, as well as through its acquisition of a new facility and related land use rights in Zhongyang County, Shanxi Province which has an annual capacity of 1.2 million MT.

The two new plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group, which is controlled by Zhao Ming (80%) and by Zhao Yao (10%). The New Shanxi Liulin County Plant, which is located in Liulin County, Shanxi province, started production in December of 2005. The New Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million. The New Zhongyang County Plant, which is located in Zhongyang County, Shanxi province, started production in March of 2006. The New Zhongyang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly. The loan is secured by the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant. Shanxi Coal pledged the Liulin and Zhongyang coal washing plants and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The purchase price payment made by Shanxi Coal to Resources Group in 2006 was $1,300,000.

The management believes that the above facilities are in good condition and suitable for the cleaned coking coal production.

Shanxi Coal entered into agreements with Resources Group in 2001 to lease an office as headquarters office of Shanxi Coal, which is in Taiyuan, Shanxi, and certain equipment. In the years ended December 31, 2003 and 2004, rental expenses payable to Resources Group were $24,000 and $24,000, respectively. In 2005 the rents paid were approximately $24,000. In 2006, the rent expense paid to Resource Group was $6,000. This lease expired at the end of 2006 and has been renewed for another five years.

We do not own or lease any undeveloped property, and all the above facilities are currently in good working condition. We do not have any plan for property improvement or development in the foreseeable future.

As of December 31, 2006, Shanxi Coal maintains insurance coverage in the amount of $11,109,740 (RMB90,100,000) through The People’s Insurance Company of China as follows:

Risk Covered	Insured Amount (RMB)	Insured Amount ($)	Premium (RMB)	Premium ($)
Risk of Loss of New Equipments	10,000,000	1,233,046	36,000	4,439
Third Party Liability	100,000	12,330	887	109
Risk of Theft and Robbery	10,000,000	1,233,046	36,000	4,440
Irrespective of Percentage	30,000,000	3,699,137	108,000	13,317
Risk of Spontaneous Combustion	30,000,000	3,699,137	15,000	1,850
Risk of Malicious Damage	10,000,000	1,233,046	36,000	4,439
Total	90,100,000	11,109,740	231,887	28,594

The Company is reviewing its insurance requirements as it believes it may be underinsured.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol, “PUDC.OB” on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. All prices prior to the quarter ended June 30, 2004 reflect activity in our common stock prior to the announcement of our agreement to enter into the exchange to acquire BVI. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low sales prices for the periods presented have been adjusted to reflect stock splits:

	High*	Low*
2005
March 31, 2005	1.000	1.000
June 30, 2005	9.000	1.000
September 30, 2005**	3.900	1.000
December 31, 2005	3.750	1.020

	High	Low
2006
March 31, 2006	4.700	1.950
June 30, 2006	6.35	3.00
September 30, 2006	3.80	2.54
December 31, 2006	4.95	1.30

*	Source: Yahoo! Finance
**
10 for 1 stock split occurred September 8, 2005; the high price of $3.90 occurred prior to the split; the post-split high for the quarter was $2.300; the low of $1.000 occurred before the split; the post-split low was $1.05.

Holders

As of December 31, 2006 there were 92,881,301 shares outstanding and approximately 190 holders of record of our common stock.

Dividends

Prior to our entering into the Operating Agreements, Shanxi Coal declared dividends of $2,393,000 and $1,452,000 in 2004 and 2005 respectively. Of the amounts declared, we distributed $3,204,000 and $944,000 in 2004 and 2005, respectively. $1,026,000 remains declared but unpaid. The dividends were distributed between Zhao Ming (80%) and Zhao Yao (20%). No dividend was declared in 2006.

Any future determination as to the declaration and payment of dividends on Puda’s Common Stock will be made at the discretion of Puda’s board of directors out of funds legally available for such purpose. Puda is under no contractual obligations or restrictions to declare or pay dividends on its Common Stock. In addition we currently have no plans to pay such dividends. However, even if we wish to pay dividends, because our cash flow is dependent on dividend distributions from our affiliated entities in China, we may be restricted from distributing dividends to our holders of Common Stock in the future if at the time we were unable to obtain sufficient dividend distributions from Shanxi Coal or Putai. Because we do not own Shanxi Coal we will not receive stock dividends from them. If we do receive proceeds from them, it will be through our Operating Agreements. If we were to acquire Shanxi Coal, under current law there is no restriction on a PRC company’s ability to pay dividends to its shareholders because its shareholders are not Chinese, however, various factors could limit the ability of Shanxi Coal and Putai to distribute dividends to our subsidiaries, including the obligations of Shanxi Coal and Putai under the laws of China to maintain and continuously fund certain Chinese government mandated reserve accounts and foreign currency exchange regulations. The board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

Securities Authorized for Issuance under Equity Compensation Plan

Neither we nor Shanxi Coal have any equity incentive or stock option plan. The Company has granted no options to purchase any equity interests to any employees or officers and issued no stock options to any officers.

Recent Sales of Unregistered Securities

Fourth Quarter of 2006

In October 2006, we issued 200,000 common shares of our stock to David Baum upon conversion of the balance of his convertible Note. Mr. Baum acquired the convertible Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to Kurt Stowell upon conversion of the balance of his convertible Note. Mr. Stowell acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to Michael Conn upon conversion of the balance of his convertible Note. Mr. Conn acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 200,000 common shares of our stock to Cimarolo Partners LLC upon conversion of the balance of his convertible Note. Cimarolo Partners LLC acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 300,000 common shares of our stock to Silicon Prairie Partners LP upon conversion of the balance of his convertible Note. Silicon Prairie Partners LP acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 200,000 common shares of our stock to John Micek III upon conversion of the balance of his convertible Note. Mr. Micek acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to Philadelphia Health & Education upon conversion of the balance of his convertible Note. Philadelphia Health & Education acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to Bimalkumar P Brahmbhatt, upon conversion of the balance of his convertible Note. Mr. Brahmbhatt acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to William Petrino upon conversion of the balance of his convertible Note. Mr. Petrino acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 100,000 common shares of our stock to H L Severance Inc Pension Plan upon conversion of the balance of his convertible Note. H L Severance Inc Pension Plan acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 150,000 common shares of our stock to H L Severance Inc. Profit Sharing Plan upon conversion of the balance of his convertible Note. H L Severance Inc. Profit Sharing Plan acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 250,000 common shares of our stock to H. Leigh Severance upon conversion of the balance of his convertible Note. Mr. Severance acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to Janet Carter upon conversion of the balance of his convertible Note. Janet Carter acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 300,000 common shares of our stock to Dowling, Victor & Jody JTWROS upon conversion of the balance of his convertible Note. Dowling, Victor & Jody JTWROS acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to Gibson Living Trust upon conversion of the balance of his convertible Note. Gibson Living Trust acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 100,000 common shares of our stock to Peter Levy upon conversion of the balance of his convertible Note. Peter Levy acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 100,000 common shares of our stock to Peter Levy upon partial exercise of its Warrant to purchase 200,000 common shares of stock at $0.60 per share for total proceeds to us of $60,000. Peter Levy acquired the Warrant in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to Adrienne Baker upon conversion of the balance of his convertible Note. Adrienne Baker acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 250,000 common shares of our stock to F. Berdon Co. LP upon conversion of the balance of his convertible Note. F. Berdon Co. LP acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 800,000 common shares of our stock to Southridge Partners LP upon conversion of the balance of his convertible Note. Southridge Partners LP acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 200,000 common shares of our stock to Christopher Baker upon conversion of the balance of his convertible Note. Christopher Baker acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 300,000 common shares of our stock to Anasazi Partners III LLC upon conversion of the balance of his convertible Note. Anasazi Partners III LLC acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 300,000 common shares of our stock to Anasazi Partners III Offshore Ltd. upon conversion of the balance of his convertible Note. Anasazi Partners III Offshore Ltd. acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 150,000 common shares of our stock to Nite Capital LP upon conversion of the balance of his convertible Note. Nite Capital LP acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 150,000 common shares of our stock to Alpha Capital AG upon conversion of the balance of his convertible Note. Alpha Capital AG acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 600,000 common shares of our stock to Banca Gesfid upon conversion of the balance of his convertible Note. Banca Gesfid acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 50,000 common shares of our stock to James W. Fuller, upon conversion of the balance of his convertible Note. James W. Fuller acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 200,000 common shares of our stock to Jonathan Ungar upon conversion of the balance of his convertible Note. Jonathan Ungar acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 100,000 common shares of our stock to White Sand Investors upon conversion of the balance of his convertible Note. White Sand Investors acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 30,000 common shares of our stock to Whalehaven Capital Fund Limited upon conversion of the balance of his convertible Note. Whalehaven Capital Fund Limited acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 200,000 common shares of our stock to Alpha Capital AG upon conversion of the balance of his convertible Note. Alpha Capital AG acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 100,000 common shares of our stock to Masters, Paul IRA upon conversion of the balance of his convertible Note. Masters, Paul IRA acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 100,000 common shares of our stock to Professional Offshore Opportunity upon conversion of the balance of his convertible Note. Professional Offshore Opportunity acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In November 2006, we issued 200,000 common shares of our stock to Professional Traders Fund LLC upon conversion of the balance of his convertible Note. Professional Traders Fund LLC acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In December 2006, we issued 800,000 common shares of our stock to Crestview Capital master LLC upon conversion of the balance of his convertible Note. Crestview Capital master LLC acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In December 2006, we issued 500,000 common shares of our stock to Vision Opportunity Master Fund upon conversion of the balance of his convertible Note. Vision Opportunity Master Fund acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In December 2006, we issued 200,000 common shares of our stock to Double U Master Fund LP upon conversion of the balance of his convertible Note. Double U Master Fund LP acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In December 2006, we issued 720,000 common shares of our stock to Wahlehaven Capital Fund Limited upon conversion of the balance of his convertible Note. Wahlehaven Capital Fund Limited acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In December 2006, we issued 1,100,000 common shares of our stock to Chelverton Dividend Income Fund (now known as CIM Dividend Income Fund) upon conversion of the balance of his convertible Note. Chelverton acquired the Note in our private placement of Notes and securities which closed in November, 2005.

In December 2006, we issued and delivered 578,634 shares of Common Stock of Puda Coal to the investors in the November 2005 private placement as penalty shares due on March 17, 2006 through November 12, 2006 for our failure to make the resale registration statement on Form SB-2 effective according to the time frame agreed upon with the investors in the Subscription Agreement. The investors acquired the Notes and Warrants in our private placement which closed in November 2005. The followings are the breakdown of the penalty shares:

Shareholder	Number of Penalty Shares
Silver Rock I, Ltd.	11,573
Alpha Capital AG	16,202
Anasazi Partners III Offshore, Ltd.	9,258
Anasazi Partners III, LLC	13,887
Anima S.G.R.p.A. RUBRICA ANIMA EMERGING MARKETS	9,258
Anima S.G.R.p.A. RUBRICA ANIMA FONDO TRADING	25,460
Baker, Adrienne	1,157
Baker, Christopher	9,258
Banca Gesfid	18,516
Barish, Michae	4,629
Barletta, Joseph & Karen JTWROS	1,157
Baum, David	9,258
Beeman Insurance Agency Inc.	1,157
Brahmbhatt, Bimalkumar P.	1,157
Carter, Janet	1,157
Chelverton Dividend Income Fund Limited (now known as CIM Dividend Income Fund)	25,460
Chilcott, John	2,315
Cimarolo Partners, LLC	4,629
Conn, Michael	1,157
Crestview Capital	46,290
Datsopoulos, Milton	4,629
DD Euro Growth Fund	2,315
DD Growth Premium Fund	2,315
DiPietro, Robert	1,157
Double U Master Fund L.P.	4,629
Dowling, Victor & Jody JTWROS	6,944
Erigero, Greg	1,157
F. Berdon Co. L.P.	5,786
Flynn, Jason	1,157
French, David	2,315
Fuller, James W.	1,157
Gerdz Investments Limited Partnership, RLLLP	1,157
Gibson Living Trust	1,157

Grose, D. Austin	2,315
H.L. Severance Inc., Pension Plan & Trust	2,315
H.L. Severance Inc., Profit Sharing Plan & Trust	3,472
Hodel, Ann	1,157
Hollman, Mark & Stacia (Tenants by Entirety)	1,157
Hollman, Scott	2,315
Jayhawk China Fund (Cayman) Ltd	15,044
Johnson, Bruce	3,472
Kahn, Sheldon & Liron, Sarah (Community Property)	9,258
Katz, Michael	2,315
Lapidus, Robert & Donna JTWROS	1,157
Lemak, John S.	4,629
Levy, David	1,157
Levy, Peter	2,315
Masters, Paul IRA	2,315
Micek II, John Revocable Trust Dated 03/27/03	3,472
Micek III, John	4,629
Micek, Maurice & Jennifer JTWROS	3,472
Micek, Maurice Custodian for Andrew Micek	1,157
Micek, Maurice Custodian for Benjamin Micek	1,157
Murphy, Brian	1,157
Nite Capital LP	6,944
Ossellos of Butte Profit Sharing Trust FBO Guy J. Ossello ttee	1,157
Parsley, Rod	1,157
Perinvest Dividend Equity Fund Limited	6,944
Wachovia FBO PerInvest Special Situations	4,629
Peterson, Jerry	2,315
Petrino, William	1,157
Philadelphia Health & Education Corporation	1,157
Professional Traders Fund, LLC	4,629
Purvis, Steve	2,315
Rock Associates c/o Stuart Schapiro	2,315
Samuels, Leonard & Kaplan-Samuels, Leah JTWROS	3,472
Sandor Capital Master Fund, L. P.	23,145
Severance, H. Leigh	5,786
Silicon Prairie Partners, L. P.	6,944
Simgest (Italy)	46,290
Southridge Partners, LP	24,302
Stowell, Kurt	1,157
Thompson, Jack	3,472
Ungar, Jonathan	4,629
Vicis Capital Master Fund	23,145
Vision Opportunity	11,573
Vision Opportunity Master Fund	16,202
Weissenberger, Erich	11,573
Whalehaven Capital Fund Limited	27,774
White Sand Investors	2,315
Wrolstad, Christopher	2,315
Zelinger, Steven & Gordon, Lisa (Community Property)	1,157
Whitehorse Capital	2,315
JP Carey	2,315
Granada	2,315
Maytiv	1,736
Alexander Westcott & Co	579
Sage Capital Investments	1,157

The convertible Notes which were converted in connection with each of the above issuances were offered and sold and the penalty shares were acquired and fully paid for in our November 2005 private placement only to accredited investors in the United States and to persons who are not “U.S. persons” as defined in Regulation S under the Securities Act. The Notes and related Warrants, or Units, offered in such private placement and the shares of Common Stock issued or issuable upon the conversion of the Notes and exercise of the Warrants, and the penalty shares, were offered and sold in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act. We did not engage in any public advertising or general solicitation in connection with the issuance of the securities.

Sales of unregistered securities in the first three quarters of 2006 were disclosed in our quarterly reports for each of these periods filed with the SEC.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities in 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Unless otherwise specified, all dollar amounts are in U.S. dollars.

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbor created by such provisions. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda” or the “Company”) and its controlled affiliates, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda. Although Puda believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda or any other person that the objectives and plans of Puda will be achieved.

The words “we,” “us” and “our” refer to Puda and its subsidiaries and controlled affiliates. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in this Form 10-KSB and incorporated herein by reference or included in our previous filings with the SEC.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenue. Net revenue was $137,771,000 in the year ended December 31, 2006, compared to $51,710,000 in the year ended December 31, 2005, representing an increase of $86,061,000, or 166%. The tonnage sales of cleaned coal increased from approximately 680,000 MT in the year ended December 31, 2005 to approximately 1,758,000 MT in the year ended December 31, 2006, representing a 159% increase. The increase in tonnage sales of our cleaned coal was the primary reason for our increase in net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the year ended December 31, 2006. The increase in purchase orders was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in 2006. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell. The average sales price of cleaned coal was approximately $78 and $77 per ton in the years ended December 31, 2006 and 2005, respectively.

In response to this increase in general demand, we have significantly expanded our coal washing capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005. One of our new facilities became operational in December 2005 and the other became operational in March 2006. Management anticipates that China's strong economic growth will continue in 2007 and believes that this growth will drive a strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average per ton sales price is not expected to increase.

Cost of Revenue. Cost of revenue was $109,381,000 in the year ended December 31, 2006, compared to $40,047,000 in the year ended December 31, 2005, representing an increase of $69,334,000, or 173%. This was primarily due to an increase in sales volume and an increase in the average price of raw coal from approximately $42 per ton in the year ended December 31, 2005 to approximately $45 per ton in the year ended December 31, 2006.

Gross Profit. Gross profit was $28,390,000 in the year ended December 31, 2006, compared to $11,663,000 in the year ended December 31, 2005, representing an increase of $16,727,000, or 143%, due to an increase in sales volume. Gross profit margin in the year ended December 31, 2006 was 21% versus 23% in the year ended December 31, 2005 due to an increase in average price of raw coal in the year ended December 31, 2006.

Selling Expenses. Selling expenses were $3,231,000 in the year ended December 31, 2006, compared to $791,000 in the year ended December 31, 2005, representing an increase of $2,440,000, or 308%. The increase in selling expenses was primarily due to the increased sales volume.

General and Administrative Expenses. General and administrative expenses were $2,387,000 in the year ended December 31, 2006, compared to $789,000 in the year ended December 31, 2005, representing an increase of $1,598,000, or 203%. This increase was primarily due to increases in salary and benefits, legal and professional fees and investor relation expenses.

Other Operating Expenses. Other operating expenses of $902,000 in the year ended December 31, 2005 mainly represented professional and regulatory charges related to the public offering of securities. No such expenses were incurred in the year ended December 31, 2006.

Income from Operations. Operating profit was $22,772,000 in the year ended December 31, 2006, compared to $9,181,000 in the year ended December 31, 2005. The increase of $13,591,000, or 148%, was primarily the result of an increase in gross profit of $16,727,000, which was partially offset by an increase in operating expenses of $3,136,000.

Interest Expense. Interest expense was $4,441,000 in the year ended December 31, 2006, compared to $531,000 in the year ended December 31, 2005, representing an increase of $3,910,000, or 736%. This increase was primarily due to an increase in $2,481,000 for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants, an increase in interest payments of $750,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and an increase in interest payments of $679,000 for the 8% convertible notes.

Debt Financing Costs. Debt financing costs were $10,669,000 in the year ended December 31, 2006, compared to $4,964,000 in the year ended December 31, 2005. This represents an increase of $5,705,000, or 115%, primarily due to an increase in amortization of discount on convertible notes and warrants of $4,402,000, an increase in penalty of $1,204,000 for not getting the registration statement on SB-2 effective by March 17, 2006 as required by the Subscription Agreement, and an increase in amortization of debt issue costs of $99,000.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain were $1,237,000 in the year ended December 31, 2006, compared to $700,000 in the year ended December 31, 2005, an increase of $537,000, or an increase of 77%. Derivative unrealized fair value gain in the year ended December 31, 2006 and 2005 represented a change in fair value of the warrants issued to the placement agent.

Income Before Income Taxes. Income before income taxes was $8,958,000 in the year ended December 31, 2006, compared to $4,404,000 in the year ended December 31, 2005. The increase of $4,554,000 or 103% was primarily the result of an increase in operating profit of $13,591,000 and an increase in derivative unrealized fair value gain of $537,000, which were partially offset by an increase in debt financing costs of $5,705,000 and an increase in interest expenses of $3,910,000.

Income Taxes. Income taxes were $7,604,000 in the year ended December 31, 2006, compared to $3,439,000 in the year ended December 31, 2005, an increase of $4,165,000 or 121%, due to an increase in the operating profit of Shanxi Coal from $9,364,000 in the year ended December 31, 2005 to $23,402,000 in the year ended December 31, 2006. Income tax was imposed on Shanxi Coal by the China Tax Bureau.

Net Income. Net income was $1,354,000 in the year ended December 31, 2006, compared to $965,000 in the year ended December 31, 2005, representing an increase of $389,000, or 40%. This increase was mainly due to an increase in gross profit of $16,727,000 and an increase in derivative unrealized fair value gain of $537,000, which were partially offset by an increase in debt financing costs of $5,705,000, an increase in income taxes of $4,165,000, an increase in interest expenses of $3,910,000 and an increase in operating expenses of $3,136,000 in the year ended December 31, 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,296,000 in the year ended December 31, 2006, compared to $1,577,000 in the year ended December 31, 2005, representing an increase of $9,719,000. This was primarily due to increased income from operations (after adjusting for non-cash items).

Net cash provided by financing activities of $560,000 in the year ended December 31, 2006 was related to the cash received from the exercise of warrants of $1,860,000, which was partially offset by the repayment of long-term debt of $1,300,000. Net cash provided by financing activities of $10,020,000 in the year ended December 31, 2005 was mainly related to the issue of convertible notes of $12,500,000, which was offset by an increase in debt issue costs of $1,583,000 and an increase in dividend distribution of $947,000.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant is expected to have an annual clean coal washing capacity of 1.1 million MT while the Zhongyang County plant is expected to have an annual clean coal washing capacity of 1.2 million MT. After completing trial production, the Liulin County plant started full production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started full production in March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, be amortized over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans totaling $11,700,000 for the acquisition of the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant. We must also pay interest on the notes issued in our November 18, 2005 private placement which have an aggregate principal amount of $4,900,000, an interest rate of 8% per annum and a maturity date of October 31, 2008. Interest is payable quarterly and the principal amount is payable at the maturity date. These notes may be converted into our common stock at the conversion price of $.50 per share. The price of our stock is likely to impact our liquidity needs for payment of these notes on both a long-term and short-term basis. We believe that as our stock becomes more valuable, the note holders will be more likely to convert their notes into common stock, and we would not be required to pay the interest any longer or the principal at all, decreasing our need for cash.

Conversely, if our stock price decreases, note holders are less likely to convert and our need for cash to pay interest and principal on the notes will increase. Warrants were also issued in that private placement to acquire up to 21,900,000 shares of our common stock which are exercisable at price of $.60 per share, or an aggregate of $13,140,000. We believe that the likelihood that these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

Our business is heavily dependent on our coal inventory. Because of certain coal mining accidents, the Chinese government has been closing mines throughout China. In addition, in Shanxi Province, the authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 and 900,000 MT. These activities may lead to increased competition for coal and result in higher prices for the raw coal we purchase, increasing our need for capital resources.

In addition, while the Chinese steel industry has been expanding over-supply could have the effect of depressing steel prices, making the collection of our accounts receivable more difficult.

We are considering the acquisition of a new coal washing plant. We intend to use the proceeds from the exercise of the warrants issued in our November 2005 private placement, to the extent such warrants are exercised from this purchase. If these proceeds, which would aggregate $13,140,000 only when they are all fully exercised for this purpose, are not sufficient to pay the $14,100,000 the plant is projected to cost, the balance of the cost would be paid from internal resources, or we would have to secure a loan, or issue additional equity.

We believe that our cash resources will be adequate to satisfy our obligations for the foreseeable future. Future requirements for our business needs, including the funding of capital expenditures and debt service for outstanding financings are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Putai, a wholly-owned indirect subsidiary of Puda, has an Option to purchase Shanxi Coal under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Zhao Ming and Zhao Yao, who are also the two principal shareholders of Puda. Due to the cross-ownership of Puda and Shanxi Coal, the Option may be exercised outside of the control of Puda. The two principal shareholders of Puda may compel Puda to exercise the Option to buy-out Shanxi Coal, in which case Puda will have an obligation to pay the Option exercise price of $2,717,000 (RMB22,500,000, the amount of registered capital of Shanxi Coal). Puda may pay the Option price through existing cash resources or other internally generated funds or through proceeds of third party equity or debt financing.

Puda’s Significant Accounting Estimates and Policies

The discussion and analysis of Puda’s financial condition and results of operations is based upon Puda’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Puda to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, Puda evaluates its estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. Puda bases its estimates on historical experience and on various other assumptions that Puda believes to be reasonable under the circumstances, the results of which form Puda’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Shanxi Coal’s functional currency is China’s Renminbi (“RMB”) and its reporting currency is U.S. dollars. Shanxi Coal’s balance sheet accounts are translated into U.S. dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the years ended December 31, 2003, 2004, and 2005. The PRC during 2003 and 2004 fixed the exchange rate of 8.28 RMB per US$1.00. In July, 2005, Chinese government changed its exchange rate regime to a managed floating exchange rate regime and appreciated Renminbi rate to 8.11 RMB per US$ 1.00. On December 31, 2006, the Renminbi rate was 7.81 RMB per US$ 1.00.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on Puda Coal because it has not previously engaged in any significant transactions that are subject to the restrictions.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to have no material impact on the Group’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is expected to have no material impact on the Group’s consolidated financial statements.

Off Balance Sheet Arrangements.

None.

Item 7. Financial Statements

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 And 2005
Together With Report Of
Independent Registered Public Accounting Firm

PUDA COAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheet	F2-F3

Consolidated Statements of Operations	F4-F5

Consolidated Statements of Changes in Stockholders’ Equity	F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8-F30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Puda Coal, Inc.

We have audited the accompanying consolidated balance sheet of Puda Coal, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puda Coal, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens

Certified Public Accountants
Hong Kong

March 30, 2007

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006
(In thousands of United States dollars)

	Note(s)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	22	$24,943
Restricted cash	3, 22	233
Accounts receivable, net	4	7,186
Other receivables
- Related parties	5	9
- Third parties		40
Advances to suppliers
- Related parties	5	602
- Third parties		538
Deferred charges	10	171
Inventories	6	15,663

Total current assets		49,385

PROPERTY, PLANT AND EQUIPMENT, NET	7	9,870

INTANGIBLE ASSETS, NET	8	3,729

TOTAL ASSETS		$62,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	5, 9	$1,300
Accounts payable
- Related parties	5	221
- Third parties		2,531
Other payables
- Related party	5	901
- Third parties		2,113
Accrued expenses		951
Income taxes payable		2,485
VAT payable		1,204
Distribution payable		1,026
Penalty payable	10	204

Total current liabilities		12,936

LONG-TERM LIABILITIES
Long-term debt
- Related party	5, 9	10,400
Convertible notes	10	3,108
Derivative conversion feature	10	2,406
Derivative warrants	10	8,380

Total long-term liabilities		24,294

COMMITMENTS AND CONTINGENCIES	11

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEET (Continued)
December 31, 2006
(In thousands of United States dollars)

	Note(s)	December 31, 2006

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 92,881,301		93
Paid-in capital		16,506
Statutory surplus reserve fund	13	1,366
Retained earnings		3,933
Accumulated other comprehensive income		1,139

Total stockholders’ equity		23,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$62,984

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2006	2005

NET REVENUE		$137,771	$51,710

COST OF REVENUE		(109,381)	(40,047)

GROSS PROFIT		28,390	11,663

OPERATING EXPENSES
Selling expenses		3,231	791
General and administrative expenses		2,387	789
Other operating expenses	14	-	902

TOTAL OPERATING EXPENSES		5,618	2,482

INCOME FROM OPERATIONS		22,772	9,181

GAIN ON SHORT-TERM INVESTMENTS		-	6

INTEREST INCOME		59	12

INTEREST EXPENSE	15	(4,441)	(531)

DEBT FINANCING COSTS	16	(10,669)	(4,964)

DERIVATIVE UNREALIZED FAIR VALUE GAIN	17	1,237	700

INCOME BEFORE INCOME TAXES		8,958	4,404

INCOME TAXES	18	(7,604)	(3,439)

NET INCOME		1,354	965

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		985	154

COMPREHENSIVE INCOME		$2,339	$1,119

NET INCOME		1,354	965

LESS: DIVIDENDS
Option holder preference dividend	1	-	(2,717)
Common dividend		-	-

UNDISTRIBUTED EARNINGS		$1,354	$(1,752)

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2006	2005

BASIC EARNINGS/(LOSS) PER SHARE
- Option holder preference		$0.00	$0.04
- Other common holders		$0.02	$(0.03)
		$0.02	$0.01

DILUTED EARNINGS/(LOSS) PER SHARE
- Option holder preference		N/A	$0.04
- Other common holders		N/A	$(0.03)
		N/A	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	19	80,167,110	73,950,274
-DILUTED	19	80,176,793	77,576,036

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STAT-UTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUM-ULATED OTHER COMPRE-HENSIVE INCOME	TOTAL STOCK-HOLDERS’ EQUITY
	No. of shares

Balance, January 1, 2005, as recapitalized (see Notes 1 and 12)	73,750,000	$74	$2,643	$1,243	$3,189	$-	$7,149
Shareholder contribution	-	-	50	-	-	-	50
Notes converted to common stock, at $0.50 per share	1,700,000	1	849	-	-	-	850
Conversion feature transferred to equity upon conversion	-	-	417	-	-	-	417
Net income	-	-	-	-	965	-	965
Transfer to statutory surplus reserve fund	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	(1,452)	-	(1,452)
Difference between book value of assets of a related party and the purchase price for assets being conveyed from the related party	-	-	666	-	-	-	666
Reclassification to temporary equity (Note 1)	-	-	(2,717)	-	-	-	(2,717)
Foreign currency translation adjustment	-	-	-	-	-	154	154
Balance, December 31, 2005	75,450,000	75	1,908	1,366	2,579	154	6,082

Notes converted to common stock, at $0.50 per share	13,500,000	14	6,736	-	-	-	6,750
Exercise of warrants, at $0.60 per share	3,100,000	3	1,857	-	-	-	1,860
Cashless exercise of placement agent warrants	242,180	-	-	-	-	-	-
Derivative conversion feature transferred to equity upon conversion	-	-	3,314	-	-	-	3,314
Derivative warrants transferred to equity upon exercise	-	-	1,671	-	-	-	1,671
Issue of common stock for services	10,000	-	21	-	-	-	21
Issue of common stock for fractional shares and round lot holders	487	-	-	-	-	-	-
Issue of penalty shares (Note 10)	578,634	1	999	-	-	-	1,000
Net income	-	-	-	-	1,354	-	1,354
Foreign currency translation adjustment	-	-	-	-	-	985	985
Balance, December 31, 2006	92,881,301	$93	$16,506	$1,366	$3,933	$1,139	$23,037

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars)

		Years ended December 31,
	Notes	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$1,354	$965
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights		78	9
Depreciation		953	183
Provision for doubtful debts		10	5
Amortization of debt issue costs		838	739
Amortization of discount on convertible notes and warrants		8,627	4,225
Derivative unrealized fair value gain		(1,237)	(700)
Discount on converted shares and exercised warrants		2,898	417
Issue of common stock for services		21	-
Issue of common stock for penalty		1,000	-
Changes in operating assets and liabilities:
Decrease in short-term investments		-	117
Increase in accounts receivable		(2,972)	(1,507)
Decrease in notes receivable		-	638
Decrease in other receivables		4	2,251
Decrease/(increase) in advances to suppliers		1,819	(2,430)
Increase in inventories		(8,104)	(3,994)
Increase in accounts payable		1,426	610
Increase in accrued expenses		588	115
Increase in other payables		1,432	1,094
Increase/(decrease) in income tax payable		1,088	(611)
Increase in VAT payable		887	66
Increase in penalty payable		204	-
Decrease/(increase) in restricted cash		382	(615)

Net cash provided by operating activities		11,296	1,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		1,860	-
Repayment of long-term debt		(1,300)	-
Issue of convertible notes		-	12,500
Debt issue costs		-	(1,583)
Shareholder contribution		-	50
Distribution paid to owners of a subsidiary		-	(947)

Net cash provided by financing activities		560	10,020

Effect of exchange rate changes on cash		1,020	157

Net increase in cash and cash equivalents		12,876	11,754
Cash and cash equivalents at beginning of year		12,067	313

Cash and cash equivalents at end of year		$24,943	$12,067

Supplementary cash flow information:	20

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(the “Company” or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

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

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”). The share data has been retroactively adjusted for the Reverse Split (Note 12).

On August 2, 2005, the authorized number of shares of common stock of the Company was increased from 100,000,000 shares to 150,000,000 shares. On September 8, 2005, Puda completed the Reverse Split. Following the Mandatory Conversion of preferred shares and the Reverse Split, the BVI members received, in the aggregate, approximately 67,850,000 shares of the total of 73,750,000 of Puda’s common stock, representing 92% of the outstanding shares of Puda’s common stock.

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to December 31, 2006.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain restructuring agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

Shanxi Coal was established on June 7, 1995. Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Shanxi Coal are Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%). Zhao Ming is the chairman and chief executive officer of Puda. Zhao Yao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Zhao Ming and Zhao Yao are brothers.

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Restructuring Agreements”). Under the Restructuring Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” on the consolidated statements of operations. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Restructuring Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

●	Puda Coal, Inc.: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held directly.

●	Puda Investment Holding Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda.

●	Taiyuan Putai Business Consulting Co., Ltd (now known as Shanxi Putai Resources Limited): Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

●	Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of December 31, 2006, the organizational structure of the Group is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”	Zhao Ming (80%) and Zhao Yao (20%)
| 100%	|
Taiyuan Putai Business Consulting Co., Ltd. (now known as Shanxi Putai Resources Limited or “Putai”)	Operating Agreements Operation and Control à ß Economic Benefits and Risks	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

These consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company). Puda controls BVI and Putai through stock ownership. Puda controls Shanxi Coal by means other than record ownership of voting stock (Note 1). Intercompany items have been eliminated. The consolidated financial statements give effect to the Mandatory Conversion and Reverse Split. For accounting purpose, the transactions are effective on January 1, 2005.

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

The consolidated balance sheet as of December 31, 2006 includes Puda, BVI, Putai and Shanxi Coal (‘the Group”). The consolidated statement of operations for the year ended December 31, 2006 includes Puda, Shanxi Coal, BVI and Putai for the full year. The consolidated statement of operations for the year ended December 31, 2005 includes Shanxi Coal for the full year, BVI and Putai from June 24, 2005, and Puda from July 15, 2005.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2006, the Group did not have any cash equivalents.

(d) Allowance for Doubtful Accounts

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

(e) Inventories

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(f) Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

Management considers that we have a 10% residual value for buildings, and a 5% residual value for other property, plant and equipment. The estimated useful lives are as follows:

Buildings and facility	20 years
Machinery and equipment	10 years
Motor vehicles	10 years
Office equipment and others	10 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the consolidated statement of operations.

(g) Land-use Rights and Amortization

Land-use rights are stated at cost, less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Shanxi Province, PRC.

(h) Impairment of Assets

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

(i) Derivative Financial Instruments

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of December 31, 2006.

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

Net revenue represents the invoiced value of products, less returns and discounts and net of VAT.

(l) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the years ended December 31, 2006 and 2005.

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

In 2005 a method akin to the two-class method is presented to reflect the presumed exercise of the Option to buy-out Shanxi Coal (Note 1).

(o) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the years presented from foreign currency translation adjustments.

3. Restricted Cash

Restricted cash of $233,000 is reserved for interest payment on convertible notes.

4. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

December 31, 2006
’000

Balance, beginning of year	$34
Additions	10

Balance, end of year	$44

The Group did not write off any bad debts in the years ended December 31, 2006 and 2005.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions

As of December 31, 2006, the Group had the following amounts due from/to related parties:-

December 31, 2006
$’000

Other receivable from an owner, Zhao Ming	$9

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$602

Accounts payable to Jucai Coal	$221

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$696

Other payable to an owner, Zhao Yao	205

$901

Loan payable to Resources Group
-current portion	$1,300
-long-term portion	10,400

$11,700

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $696,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $205,000 due from Resources Group.

The amount payable to Zhao Yao represents land-use rights paid by him on behalf of Shanxi Coal (see Note 8).

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment. In the years ended December 31, 2006 and 2005, rental expenses paid to Resources Group were $6,000 and $24,000 (see Note 11).

In the years ended December 31, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $17,329,000 and $4,367,000, respectively.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions (continued)

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant is expected to have an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant is expected to have an annual clean coal washing capacity of 1.2 million metric tons. The Liulin County plant started formal production at the end of November 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started formal production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly. In the year ended December 31, 2006, Shanxi Coal paid principal of $1,300,000 and interest of $750,000 to Resources Group. The conveyance loan is subordinated to the convertible notes (see Notes 7, 8 and 9).

6. Inventories

As of December 31, 2006, inventories consist of the following:

December 31, 2006
$’000

Raw materials	$12,342
Finished goods	3,321

Total	$15,663

There was no allowance for losses on inventories as of December 31, 2006.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net

As of December 31, 2006 property, plant and equipment consist of following:

December 31, 2006
$’000
Cost:
Buildings and facilities	$2,961
Machinery equipment	8,131
Motor vehicles	254
Office equipment and others	76

11,422

Accumulated depreciation:
Buildings and facilities	243
Machinery equipment	1,130
Motor vehicles	143
Office equipment and others	36

1,552
Carrying value:
Buildings and facilities	2,718
Machinery equipment	7,001
Motor vehicles	111
Office equipment and others	40

$9,870

Shanxi Coal pledged the Liulin and Zhongyang coal washing plant and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 5 and 9).

Depreciation expense for the years ended December 31, 2006 and 2005 was approximately $953,000 and $183,000, respectively. In the year ended December 31, 2006, the amount included in cost of sales and general and administrative expenses was approximately $927,000 (2005: $158,000) and $26,000 (2005: $25,000), respectively.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets

Land-use rights
December 31, 2006
$’000

Cost	$3,831

Accumulated amortization	102

Carrying value	$3,729

Land-use rights of $197,000 paid by Zhao Yao on behalf of Shanxi Coal are located in Liulin County, Shanxi Province and are amortized over fifty years up to March 2051 (see Note 5).

Land-use rights of $2,242,000 in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to August 4, 2055. Land-use rights of $1,392,000 in Zhongyang County purchased from Resource Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055. Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 5 and 9).

Amortization expense for the years ended December 31, 2006 and 2005 was approximately $78,000 and $9,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2007, 2008, 2009, 2010 and 2011 amounts to approximately $78,000, $78,000, $78,000, $78,000 and $78,000, respectively.

9. Long-term Debt

December 31, 2006
$’000

Conveyance loan	$11,700
Less: current portion	(1,300)
Long-term portion	$10,400

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the year ended December 31, 2006, Shanxi Coal paid principal of $1,300,000 and interest of $750,000 to Resources Group. Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Notes 5, 7 and 8).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (continued)

The future principal payments under the conveyance loan as of December 31, 2006 are as follows:

December 31, 2006
Year	$’000

2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	5,200
$11,700

10. Convertible Notes and Related Warrants

On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt and $850,000 was converted into 1,700,000 shares of common stock immediately. During the year ended December 31, 2006, $6,750,000 was converted into 13,500,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. During the year ended December 31, 2006, 3,100,000 warrants were exercised into 3,100,000 shares of common stock.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

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

As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The amount amortized in the years ended December 31, 2006 and 2005 were $1,263,000 and $229,000, respectively. The portion of the discount related to the converted shares of $2,690,000 and $417,000 in the years ended December 31, 2006 and 2005, respectively were recorded in interest expense. The unamortized amount of $1,538,000 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010 and the amount amortized in the years ended December 31, 2006 and 2005 were $3,908,000 and $2,121,000, respectively. The portion of the discount of $80,000 related to the exercised warrants in the years ended December 31, 2006 was recorded in interest expense. The unamortized amount of $254,000 was offset against convertible notes.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the years ended December 31, 2006 and 2005 were $3,456,000 and $1,875,000, respectively. The portion of the discount of $129,000 in the year ended December 31, 2006 related to the exercised warrants was recorded in interest expense. The unamortized amount of $165,000 was recorded in deferred charges. As of December 31, 2006, these warrants were valued at $1.26 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $1,237,000 was included in the consolidated statements of operations. In the year ended December 2006, 273,334 placement agent warrants were exercised in a cashless method and resulted in the issuance of 242,180 common shares.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008 and the amount amortized in the years ended December 31, 2006 and 2005 were $838,000 and $739,000, respectively. The unamortized amount of $6,000 as of December 31, 2006 was recorded in deferred charges.

As of December 31, 2006, long-term liabilities include the following:

December 31, 2006
$000
Convertible notes:
Gross amount issued	$12,500
Less: amount converted	(7,600)
Less: unamortized discount on conversion feature	(1,538)
Less: unamortized discount on note warrants	(254)
$3,108

Derivative conversion feature:
Amount allocated to conversion feature	$6,137
Less: amount transferred to equity upon conversion	(3,731)
$2,406

Derivative warrants:
Amount allocated to investor warrants	$6,363
Placement agent warrants	5,625
Less: amount transferred to equity upon conversion	(1,671)
Less: change in fair value	(1,937)
$8,380

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

Interest expense on the convertible notes in the years ended December 31, 2006 and 2005 amounted to $793,000 and $114,000, respectively.

As at December 31, 2006, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC. The relevant date of March 17, 2006 for having the SEC declare the registration statement effective has passed. Therefore, Puda is required to pay the penalty to investors for the delay in getting them registration rights. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30 day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date. The penalty was $1,204,000 for the year ended December 31, 2006, of which $1,000,000 was issued in 578,634 common shares. The remaining $204,000 was recorded as a current liability and will be transferred to equity when the common shares are issued.

11. Commitments and Contingencies

As of December 2006, the Group leased office premises under the operating lease agreement expiring in 2008.

The future minimum lease payments under the above-mentioned leases as of December 31, 2006 are as follows:-

December 31, 2006
Year	$’000

2007	$6
2008	6

$12

The above future lease payments represent amounts payable to Resources Group (see Note 5).

As of December 2006, the Group did not have any contingent liabilities.

12. Common Stock

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common Stock (continued)
Number of shares

Outstanding shares as at July 15, 2005 prior to the reorganization	59,000,000

Common stock converted from preferred stock issued as a result of the reorganization	678,500,000
Effect of the 1 for 10 reverse stock split	(663,750,000)

Number of shares of common stock presented in the consolidated statement of changes in stockholders’ equity as of January 1, 2005	73,750,000

13. Profit Appropriation

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

14. Other Operating Expenses

Other operating expenses for the year ended December 31, 2005 mainly include $901,000 for professional and regulatory charges related to the public listing. There were no such expenses in the year ended December 31, 2006.

15. Interest Expense

Interest expense for the year ended December 31, 2006 includes a $793,000 (2005: $114,000) interest payment for the 8% convertible notes, a $750,000 (2005: $nil) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $2,898,000 (2005: $417,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants.

16. Debt Financing Costs

Debt financing costs for the year ended December 31, 2006 include amortization of debt issue costs of $838,000 (2005: $739,000), amortization of discount on convertible notes and warrants of $8,627,000 (2005: $4,225,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $1,204,000 (2005:$nil) (See Note 10).

17. Derivative Unrealized Fair Value Gain

Derivative unrealized fair value gain of $1,237,000 (2005: $700,000) represented the change in fair value of the derivative warrants (see Note 10).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the years ended December 31, 2006 and 2005, as they did not generate any taxable profits during these years.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Years ended December 31,
	2006	2005
	$’000	$’000

Current year provision	$7,604	$3,439

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-
	Years ended December 31,
	2006	2005
	$’000	$’000

Income before income taxes	$8,958	$4,404

Income tax on pretax income at statutory rate	3,046	1,497
Tax effect of expenses that are not deductible in determining taxable profits	4,544	2,195
Tax effect of income that is not taxable in determining taxable profits	(421)	(238)
Effect of different tax rates of subsidiary operating in other jurisdictions	(234	(94)
Valuation allowance	669	79

Income tax at effective rate	$7,604	$3,439

As at December 31, 2006 and 2005, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $3,305,000 and $1,337,000, respectively that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2006. The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024, 2025 and 2026 in the amounts of $132,000, $394,000, $153,000, $371,000 and $287,000, $1,968,000 respectively.

At December 31, 2006, deferred tax assets consist of:

December 31, 2006
$’000

Net operating loss carryforwards	$1,124
Less: Valuation allowance	(1,124)

Net	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Basic and Diluted Weighted Average Number of Shares

	Years ended December 31,
	2006	2005

Basic weighted average number of shares	80,167,110	73,950,274
Options outstanding, after adjusting for 10 to 1 reverse split	9,683	56,218
Assumed conversion of notes	-	1,742,904
Assumed exercise of warrants	-	1,826,640

Diluted weighted average number of shares	80,176,793	77,576,036

The conversion of the convertible notes and the exercise of the warrants are not assumed for the diluted calculation in the year ended December 31, 2006 because the effect would be anti-dilutive. However, these items and the issuance of additional penalty shares (Note 10) could potentially dilute earnings per share in the future.

20. Supplementary cash flow information

	Years ended December 31,
	2006	2005
	$’000	$’000

Cash paid during the period for:
Interest	$1,543	$114
Income taxes	$6,516	$2,039

Major non-cash transactions:
Notes converted into common shares	$6,750	$850
Dividend declared	$-	$1,452
Purchase of land-use rights, property, plant and equipment from Resources Group	$-	$13,000

21. Options

As at December 31, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split		Exercise price	Expiry date	Estimated Fair value
					$’000
150,000	15,000 (i	)	$1	October 20, 2008	5

(i)	were granted in 2003 to former directors/officers in consideration of services rendered.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Options (continued)

The following summarizes the share option transactions during the years:

	Number of options	Weighted average exercise price
		$
Options outstanding at December 31, 2005 (after adjusting for the 10 to 1 reverse stock split)	165,000	9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(150,000)	(8.2)

Options outstanding at December 31, 2006	15,000	1

22. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At December 31, 2006, the Group has a credit risk exposure of uninsured cash in banks of approximately $25,176,000. The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

	Years ended December 31,
Customers	2006		2005
	$’000%		$’000%

Customer A	$27,387	20	$7,810	15
Customer B	$-	-	$6,588	13

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2006, respectively:

Customers	December 31, 2006
	$’000%

Customer A	$2,135	30
Customer C	$863	12
Customer B	$798	11
Customer D	$739	10
Customer E	$729	10
Customer F	$-	-
Customer G	$-	-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Retirement Benefits

The full-time employees of Shanxi Coal are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Group is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $332,000 and $115,000 for the years ended December 31, 2006 and 2005, respectively and were recorded as accrued expenses. As of December 31, 2006 and 2005, the total amount included in accrued expenses for the provision is $709,000 and $363,000, respectively. The Group is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The contributions have not yet been made to the government social welfare organization for the years ended December 31, 2006 and 2005. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Group is responsible for the education benefits to be paid and it has been accrued for in the consolidated financial statements.

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

24. Black Lung Benefits

In the United States of America, companies are responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung). In the PRC, besides a uniform contribution plan described in Note 13, there is no such special Act or regulatory requirements to cover occurrences of coal worker’s black lung. The Group provides no provision for its workers’ black lung benefits inasmuch as the aforesaid Act does not apply to the Group.

25. New Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to have no material impact on the Group’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is expected to have no material impact on the Group’s consolidated financial statements.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at December 31, 2006 and the statement of operations and cash flows for the year ended December 31, 2006.

Balance Sheet-Parent Company Only
(In thousand of United States dollars)

December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$(15)
Restricted cash	233
Deferred charges	171

Total current assets	389

INVESTMENT IN SUBSIDIARIES	29,099

TOTAL ASSETS	$29,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable	$523
Accrued expenses	242
Penalty payable	204

Total current liabilities	969

LONG-TERM LIABILITIES
Convertible notes	3,108
Derivative conversion feature	2,406
Derivative warrants	8,380

Total long-term liabilities	13,894

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 92,881,301 shares	93
Paid-in capital	32,128
Accumulated deficit	(20,313)

Total stockholders’ equity	11,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,488

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

Year ended December 31, 2006

Revenue	$-

General and administrative expenses	(1,171)

Loss from operations	(1,171)

Interest expense	(3,691)

Debt financing costs	(10,669)

Derivative unrealized fair value gain	1,237

Net loss	(14,294)

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousand of United States dollars)

Year ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,294)
Adjustments to reconcile net income to net cash used in Operating activities
Amortization of debt issue costs	838
Amortization of discount on convertible notes and warrants	8,627
Derivative unrealized fair value gain	(1,237)
Discount on converted shares and exercised warrants	2,898
Issue of common stock for services	21
Issue of common stock for penalty	1,000
Changes in operating assets and liabilities:
Advances to subsidiaries	(1,079)
Increase in other payable	523
Increase in accrued expenses	242
Increase in penalty payable	204
Decrease in restricted cash	382

Net cash used in operating activities	(1,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	1,860

Net cash provided by financing activities	1,860

Net decrease in cash and cash equivalents	(15)
Cash and cash equivalents at beginning of year	-

Cash and cash equivalents at end of year	$(15)

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change in and no disagreement with accountants on any accounting and financial disclosure matters during 2006.

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

The Company has amended the financial statements contained in its annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and its quarterly reports on Forms 10-QSB for the quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, respectively. The certifying officers of this Form 10-KSB, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the above reports and have determined that the Company’s disclosure controls and procedures are effective for the fiscal year ended December 31, 2006. The revisions to the financial statements relate to the complicated accounting matters as disclosed in the above referenced amendments. While the Company had the correct information and therefore believes it has effective disclosure controls and procedures, it came to an incorrect conclusion regarding applicable accounting treatments. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

 Directors and Executive Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold with Puda.

NAME	AGE	POSITION
Zhao Ming	34	Chief Executive Officer, President and Chairman of the Board
Tian Wenwei	36	Chief Operating Officer
Jin Xia	41	Chief Financial Officer

Zhao Ming has been the CEO and Chairman of Shanxi Coal since 1995. He was appointed Chief Executive Officer, President and Chairman of the Board of Puda on July 15, 2005. He was one of the co-founders of Shanxi Coal. He is the brother of Zhao Yao, our 14.03% shareholder and a manager of our coal washing plants.

Tian Wenwei joined Puda Coal in February 2006 and was appointed to be Chief Operating Officer in November 2006. Mr. Tian was a project manager at China Digital Finance Company from July 2000 to August 2001 and a business analyst at Odyssey Applied Technologies Company from April to August 2002.

Jin Xia joined Shanxi Coal in 2003 as Chief Financial Officer. From 2000 to 2003 she was an accounting consultant to several companies. She was the Financial Accountant at a local government agency in Xinhualing of Taiyuan City, Shanxi Province from 1991 to 1999. She served as an accountant at Xinhua Machinery Factory from 1987 to 1991.

Other Significant Employees

Zhao Yao, manager of coal washing plants of Shanxi Coal and former Chief Operating Officer of the Company, was one the two co-founders of Shanxi Coal. He was appointed to be Chief Operating Officer of Shanxi Coal and manager of coal washing plant in 1999, and he resigned from the Chief Operating Officer position in November 2006. Zhao Yao also serves as an executive officer and currently is a 75% owner of Shanxi Liulin Jucai Coal Industry Co., Limited, a coal mine which supplies raw coal to Shanxi Coal. Zhao Ming, our Chief Executive Officer, and Zhao Yao are brothers.

On November 18, 2006, Mr. Zhao Yao resigned as Chief Operating Officer and Mr. Wang Lisheng resigned as a director. The Board of Directors accepted their resignations and appointed Mr. Tian Wenwei as Chief Operating Officer.

Under a Voting Agreement, effective as of the closing of the Exchange Agreement, Keating Reverse Merger Fund and each BVI Member have agreed to vote their shares of Puda’s Common Stock to: (i) elect a person designated by Keating Reverse Merger Fund to the board for a period of one year following the closing of the Exchange Agreement, and (ii) elect such persons that may be designated by Zhao Ming from time to time to fill any vacant position on the board of directors (other than the Keating Reverse Merger Fund designee). This voting agreement has already expired.

Our sole director, Zhao Ming, holds office until the next annual meeting of stockholders and the election and qualification of his successor(s). Officers are elected annually by the board of directors and serve at the discretion of the board.

None of the current executive officers currently have an employment agreement with Puda Coal, BVI, Putai or Shanxi Coal.

None of our officers, directors or significant employees is involved in any legal proceedings.

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

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services to Shanxi Coal by its executive officers in all capacities for 2005 and 2006. No other executive officer received total annual salary and bonus payments in excess of $100,000 in any of the previous two years.

Annual Compensation
Name and Principal Position	Year	Salary ($) (cash or non-cash)	Bonus ($) (cash or non-cash)	Other Annual Compensation ($)	Total ($)
Zhao Ming (Chairman and Chief Executive Officer)	2006 2005	79,747 20,000	— —	— —	79,747 20,000

Zhao Yao (1)	2006 2005	79,747 20,000	— —	— —	79,747 20,000

Tian Wenwei (2) (Chief Operating Officer and Vice President)	2006 2005	12,683 0	— —	986(3) —	13,669 0

Jin Xia (Chief Financial Officer)	2006 2005	14,889 11,920	— —	— —	14,889 11,920

(1)
Zhao Yao resigned from the Chief Operating Officer position in November 2006. (Currently, Zhao Yao is a manager of coal washing plants of Shanxi Coal and former Chief Operating Officer of the Company.)

(2)	Tian Wenwei joined Puda in February 2006 and became the Chief Operating Officer in November 2006.
(3)	Non-cash benefit - apartment rental. Shanxi Coal rented a 77-square meter-apartment for Tian Wenwei, with monthly rental of RMB700, from February to December 2006.

Narrative Discussion of Compensation Table

We have three executive officers, Zhao Ming, Chief Executive Officer, Jin Xia, Chief Financial Officer, and Tian Wenwei, Chief Operating Officer. The Board of Directors performs the function of compensation committee. The Board of Directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. We have not used a compensation consultant in any capacity but believe that our executive officer compensation package is comparable and competitive to similar businesses in our location of operations.

Pension plan, stock option plan, non-equity incentive plan and deferred compensation plan

Neither we nor Shanxi Coal maintain any equity incentive or stock option plan. Accordingly, neither company granted options to purchase any equity interests to any employees or officers, nor no stock options are issued or outstanding to any officers. Neither we nor Shanxi Coal has any pension plan, non-equity incentive plan or deferred compensation arrangement either.

Employment contracts and change of control arrangement

Shanxi Coal does not have employment agreements with any of its executive officers or key employees. Puda Coal does not have employment agreements with any of its executive officers or key employees. None of the executive officers has a change-of-control related arrangement with Puda or Shanxi Coal.

Director Compensation

None of the directors who served during the past two fiscal years received any form of compensation from the Company. The current sole director of the Company, Zhao Ming, is also an officer of the Company and received no additional compensation for being a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding our Common Stock beneficially owned on December 31, 2006 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31, 2006, we had 92,881,301 shares of our Common Stock outstanding.

The following table excludes any shares of the Company’s Common Stock which may be issued for the round up of fractional shares and the special treatment to preserve round lot shareholders in connection with the Reverse Split.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Beneficial Ownership
Zhao Ming (1), (2)	53,100,000	57.2%

Jin Xia (1)	0	—

Tian Wenwei (1)	0	—

Keating Reverse Merger Fund, LLC (2) c/o Timothy J. Keating, Manager 5251 DTC Parkway, Suite 1090 Greenwood Village, Colorado 80111	4,718,500	5.1%

All Executive Officers and Directors as a group	53,100,000	57.2%

(1)	Address is c/o Shanxi Puda Coal Group Co., Ltd. 426 Xuefu Street, Taiyuan, Shanxi Province, China.

(2)
Keating Reverse Merger Fund and each BVI Member have agreed to (i) elect a person designated by Keating Reverse Merger Fund to the board for a period of one year following the closing of the Exchange Agreement and (ii) vote their shares of Puda Coal’s Common Stock to elect such persons that may be designated by Zhao Ming from time to time to fill any vacant position on the board of directors. This voting agreement has already expired.

Item 12. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Dividend Payments. Prior to our entering into the Operating Agreements, Shanxi Coal declared dividends of $1,295,000, $2,393,000 and $1,452,000 in 2003, 2004 and 2005 respectively. Of the amounts declared, we distributed $0, $3,204,000 and $944,000 in 2003, 2004 and 2005, respectively. $1,026,000 remains declared but unpaid. The dividends were distributed between Zhao Ming (80%), an officer and significant stockholder of the Company, and Zhao Yao (20%), a former officer and still a significant stockholder of the Company. No dividend was declared in 2006.

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

The raw coal purchased from Jucai Coal accounted for approximately 12.5%, 13.7% and 15.28% of Shanxi Coal’s total raw coal purchases in tonnage in 2004, 2005, and 2006, respectively. In 2005 we purchased approximately 135,273.4 MT or 13.7% of our purchased raw coal from Jucai Coal. In 2006 we purchased approximately 375,177.50 MT or 15.28% of raw coal from Jucai Coal.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers. Under the terms of the agreement, Shanxi Coal receives a discount of approximately $4 to $6 per MT of coal from the price Jucai Coal charges to its other customers. This pricing is more favorable than could be obtained by us from other non-affiliate suppliers.

Loan for Trip Expense. On December 31, 2006, Zhao Ming owed the Shanxi Coal a balance of approximately $9,000 for travel expenses. The loan was interest free, unsecured with no fixed term for repayment.

The above related party receivable and payable balances are unsecured, interest-free and there are no fixed terms for repayment.

Headquarters Lease. In 2001, Shanxi Coal entered into agreements with Resources Group, an entity owned 80% by Zhao Ming and 10% by Zhao Yao, to lease an office and certain equipment. In the years ended December 31, 2003 and 2004, rental expenses payable to Resources Group were $24,000 and $24,000 respectively. In 2005 the rents paid were approximately $24,000. The rental reflects a discount of approximately 20-25% over prevailing market rentals. In 2006, the rent expense paid to Resource Group was $6,000.

Tax Liability Payments. By an agreement entered into between Shanxi Coal and Resources Group on April 25, 2005, Resources Group agreed to pay all the tax liabilities (including surcharges and penalties) of Shanxi Coal with retrospective effect from its establishment to December 31, 2004.

The China Tax Bureau approved the arrangement by issuing an approval notice to Shanxi Coal. In the years ended December 31, 2005 and 2004, Shanxi Coal has paid $251,000 and $2,968,000, respectively, to Resources Group for payment of income taxes and value-added tax (“VAT”). In December 2004, Resources Group paid Shanxi Coal’s income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau. In April 2005, Resources Group paid Shanxi Coal’s VAT of $251,000 to the China Tax Bureau. In September 2005, Resources Group paid Shanxi Coal’s income taxes of $2,054,000 for the China Tax Bureau.

Prior to the agreement, Resources Group paid the aggregate tax liabilities of all of its affiliated companies as a matter of convenience. These payments included Resources Group’s own liabilities, Shanxi Coal’s liabilities and Jucai Coal’s liabilities. In late 2004, Shanxi Coal decided it wanted to become a public company in the United States by entering into the Operating Agreements. Its management was concerned that the tax arrangement might create confusion on the part of local authorities with respect to the division of tax liabilities and might negatively impact its plan to go public. In order to clarify and memorialize the arrangement to avoid confusion of local authorities, Shanxi Coal and Resources Group entered into the tax agreement. The Resource Group’s obligation to make the payments ceased after December 31, 2004.

It is unlikely that any such agreement could be entered into with a non-affiliate, however, were such an agreement possible, it is probable that any party assuming such liability would only do so in exchange for a premium, which we were not required to pay.

Professional and Regulatory Fees. In 2005 and 2004, Resources Group paid professional and regulatory charges related to the exchange agreement transaction, private placement and public regulatory fees on behalf of the Company in the amounts of $901,000 and $0, respectively. The balance payable to Resources Group included these charges payable of $901,000 and the net amounts of other receivables of $205,000 for a net other payable to Resources Group of $696,000. No such amounts were paid by Resources Group in the years ended December 31, 2004 and 2003. No such fee was incurred in 2006.

Shanxi Liulin Jucai Plant Lease. Shanxi Coal had a lease for the Shanxi Liulin Jucai Plant, which had an annual clean coal washing capacity of 100,000MT. This facility is located about two miles from the premises of coal mine owned and was operated by Jucai Coal. Zhao Yao is a 75% owner of Jucai Coal. Jucai Coal leased this coal processing facility to Shanxi Coal. The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity was approximately $604,000 annually with four quarterly payments per year. The lease expired on December 31, 2005 and was not renewed.

New Shanxi Liulin Jucai Plant and New Zhongyang Plant Acquisitions. We financed our acquisition of the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant through Resources Group, an entity owned 80% by Zhao Ming and 10% by Zhao Yao, for an aggregate cost of $13 million paid through a 6% secured loan amortized over 10 years. The interest rate was approximately 0.9% lower than could have been obtained from a third-party bank.

Warehouse Facility. Resources Group also has a large storage facility in Liulin County near Shanxi Coal’s Shanxi Liuling Dongqiang Plant which holds cleaned coal processed our cleaning facilities. The storage facility has a railway dock and spur with access to local rail. It is permitted to use this facility rent-free.

Advance for Land Use Rights. Zhao Yao advanced funds to the Company for payments due for land use rights for the land used for old Jucai Liulan Plant of $197,000 in 2000. The amount payable to Zhao Yao, adjusted for changes in exchange rate is $209,000. The land use rights were for use of the land upon which the old Shanxi Liulin Jucai Plant was constructed.

Agreements with Keating Securities. Keating Securities, LLC, a registered broker-dealer, was the exclusive placement agent for the private placement in which we sold the Notes and Warrants and was paid a commission equal to 9% of the aggregate gross proceeds from that offering plus a non-accountable expense allowance equal to 2% of the aggregate gross proceeds. In connection with the private placement, Keating Securities also received, for nominal consideration, five-year warrants to purchase Common Stock. Warrants were also granted to employees of Keating Securities and to others acting on behalf of Keating Securities in connection with the private placement. A total of 2,500,000 warrants were granted to Keating Securities, of which the total amount was transferred to its agents and employees.

Keating Securities also was a financial advisor in connection with an exchange agreement in which shares of the Company’s stock were exchanged for all of the outstanding capital stock and ownership interests of BVI from the Puda BVI Members. Prior to the exchange, the Company was a public shell company. The transaction advisory fee was $400,000. The advisory relationship between Keating Securities and the Company expired on November 17, 2006.

We believe our payments to Keating Securities for these transactions were consistent with prevailing market rates.

Conflicts of Interest. Zhao Ming and Zhao Yao may have, or may develop in the future, conflicts of interest with us. They are the equity owners of Shanxi Coal and it may be in their personal economic interest to cause Shanxi Coal to disregard its contractual obligations under the Operating Agreements. As the equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (71.5%, and 52.6% after the Conversion), they can control the actions which we take. Zhao Ming is our CEO and Chairman of the Board. In addition, they also control the mines from which we get most of our coal. By limiting or eliminating our coal supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group.

Director Independence

Our Board of Directors only has only director, Zhao Ming, who is also an officer of the Company and therefore are not “independent” under the rules of the Nasdaq Stock Market. Since the Company is not listed on any stock exchange, it is not required to have a board of directors with a majority of independent directors.

Item 13. Exhibits

The following exhibits are filed herewith or incorporated by reference into this report on Form 10-KSB:

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
* Filed herewith

Item 14. Principal Accountant Fees and Services

The fees billed to us by our independent auditors, Moore Stephens, for services for the fiscal year ended December 31, 2006, were as follows:

Audit Fees. This category consists of fees for the audit of financial statements and review of financial statements included in the our annual report on Form 10-KSB and quarterly reports on Form 10-QSB, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2006 and December 31, 2005, Moore Stephens billed us for audit fees in the amount of approximately $92,500, and $62,500, respectively.

Audit-Related Fees. This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, and our current report on Form 8-K and Form 8-K/A. For the years ended December 31, 2006 and December 31, 2005, Moore Stephens billed us for audit related fees in the amount of approximately $80,000 and $200,000, respectively.

Tax Fees. This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the fiscal years ended December 31, 2006 and December 31, 2005, Moore Stephens billed us for tax fees in the amount of approximately $0 and $0.

All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the fiscal years ended December 31, 2006 and December 31, 2005, Moore Stephens bill us for other fees in the amount of approximately $0 and $0.

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

(iii) Directors:

/s/ Zhao Ming	President and Chairman of the Board	Dated: April 13, 2007