Form 10-Q
period 2007-03-31
Puda Coal, Inc.
filed 2007-05-21
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐*.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer    ☐    Accelerated Filer     ☐     Non-Accelerated Filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, April 30, 2007: 95,700,089 shares.

* The Issuer, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act but has filed all reports required to be filed by those sections for the past 12 months.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheet as of March 31, 2007	2-3

Unaudited Consolidated Statements of Operations for the three	4-5
months ended March 31, 2007 and 2006

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	6

Notes to Unaudited Consolidated Financial Statements	7-28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Certifications

PUDA COAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

PUDA COAL, INC.
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2007 (unaudited)
and December 31, 2006	2-3

Unaudited Consolidated Statements of Operations for the three
months ended March 31, 2007 and 2006	4-5

Unaudited Consolidated Statements of Cash Flows for the three
months ended March 31, 2007 and 2006	6

Notes to Unaudited Consolidated Financial Statements	7-28

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(In thousands of United States dollars)

	Note(s)	March 31, 2007	December 31, 2006
ASSETS		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	19	$27,421	$24,943
Restricted cash	3, 19	233	233
Accounts receivable, net		7,671	7,186
Other receivables
- Related parties	4	9	9
- Third parties		38	40
Advances to suppliers
- Related parties	4	599	602
- Third parties		508	538
Deferred charges	9	58	171
Inventories	5	17,523	15,663

Total current assets		54,060	49,385

PROPERTY, PLANT AND EQUIPMENT, NET	6	9,625	9,870

INTANGIBLE ASSETS, NET	7	3,709	3,729

TOTAL ASSETS		$67,394	$62,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4,8	$1,300	$1,300
Accounts payable
- Related parties	4	-	221
- Third parties		3,148	2,531
Other payables
- Related parties	4	906	901
- Third parties		2,708	2,113
Accrued expenses		872	951
Income taxes payable		2,107	2,485
VAT payable		1,004	1,204
Distribution payable		1,037	1,026
Penalty payable	9	579	204

Total current liabilities		13,661	12,936

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 8	10,075	10,400
Convertible notes	9	2,794	3,108
Derivative conversion feature	9	2,001	2,406
Derivative warrants	9	7,461	8,380

Total long-term liabilities		22,331	24,294

COMMITMENTS AND CONTINGENCIES	10

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
March 31, 2007 and December 31, 2006
(In thousands of United States dollars)

	Note(s)	March 31, 2007	December 31, 2006
		(unaudited)
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1	2,717	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 94,731,301	11	95	93
Paid-in capital	11	17,905	16,506
Statutory surplus reserve fund		1,366	1,366
Retained earnings		7,780	3,933
Accumulated other comprehensive income		1,539	1,139

Total stockholders’ equity		28,685	23,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$67,394	$62,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006
(In thousands of United States dollars, except per share data)

		Three months ended March 31,
	Note(s)	2007	2006

NET REVENUE		$37,415	$20,771

COST OF REVENUE		(29,910)	(16,258)

GROSS PROFIT		7,505	4,513

OPERATING EXPENSES
Selling expenses		842	276
General and administrative expenses		352	434

TOTAL OPERATING EXPENSES		1,194	710

INCOME FROM OPERATIONS		6,311	3,803

INTEREST INCOME		25	9

INTEREST EXPENSE	12	(489)	(566)

DEBT FINANCING COSTS	13	(767)	(4,953)

DERIVATIVE UNREALIZED FAIR VALUE GAIN/(LOSS)	14	868	(3,500)

INCOME/(LOSS) BEFORE INCOME TAXES		5,948	(5,207)

INCOME TAXES	15	(2,101)	(1,238)

NET INCOME/(LOSS)		3,847	(6,445)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		400	148

COMPREHENSIVE INCOME/(LOSS)		$4,247	$(6,297)

NET INCOME/(LOSS)		3,847	(6,445)

LESS: DIVIDENDS
Option holder preference dividend		(2,717)	(2,717)
Common dividend		-	-

UNDISTRIBUTED EARNINGS		$1,130	$(9,162)

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the three months ended March 31, 2007 and 2006
(In thousands of United States dollars, except per share data)

		Three months ended March 31,
	Note(s)	2007	2006

BASIC EARNINGS/(LOSS) PER SHARE
- Option holder preference		$0.04	$0.04
- Other common holders		0.00	(0.13)
		$0.04	$(0.09)

DILUTED EARNINGS/(LOSS) PER SHARE
- Option holder preference		$0.04	$0.04
- Other common holders		0.00	(0.13)
		$0.04	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	16	94,085,190	75,514,605
-DILUTED	16	108,673,971	75,514,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(In thousands of United States dollars)

		Three months ended March 31,
	Notes	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)		$3,847	$(6,445)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights		20	19
Depreciation		245	236
Provision for doubtful debts		1	(1)
Amortization of debt issue costs		6	591
Amortization of discount on convertible notes and warrants		386	4,304
Derivative unrealized fair value (gain)/loss		(868)	3,500
Discount on converted shares and exercised warrants		232	142
Issue of common stock for services		-	21
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable		(409)	416
Decrease/(increase) in other receivables		2	(3)
Decrease in advances to suppliers		45	1,216
(Increase)/decrease in inventories		(1,692)	401
Increase in accounts payable		366	267
(Decrease)/increase in accrued expenses		(87)	58
Increase in other payables		574	161
Decrease in income tax payable		(403)	(156)
(Decrease)/increase in VAT payable		(212)	468
Increase in penalty payable		375	58
Decrease in restricted cash		-	382

Net cash provided by operating activities		2,428	5,635

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		120	-
Repayment of long-term debt		(325)	(325)

Net cash used in financing activities		(205)	(325)

Effect of exchange rate changes on cash		255	155

Net increase in cash and cash equivalents		2,478	5,465
Cash and cash equivalents at beginning of period		24,943	12,067

Cash and cash equivalents at end of period		$27,421	$17,532

Supplementary cash flow information:	17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(the “Company” or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001.

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to March 31, 2007.

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain operating agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Operating Agreements”). Under the Operating Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” on the unaudited consolidated statements of operations. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owns none of the outstanding equity interests in Shanxi Coal, the Operating Agreements provide Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

•	Puda Coal, Inc.: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held directly.

•	Puda Investment Holding Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda.

•	Shanxi Putai Resources Limited: Mr. Zhao Ming (approximately 74%); Mr. Zhao Yao (approximately 18%) held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (80%); Mr. Zhao Yao (20%) held directly.

After the above reorganization and as of March 31, 2007, the organizational structure of the Group is as follows:

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

These unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. Puda controls BVI and Putai through stock ownership. Puda controls Shanxi Coal by means other than record ownership of voting stock (Note 1). Intercompany items have been eliminated.

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

The accompanying unaudited consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as reported in Form 10-KSB.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2007 and December 31, 2006, the Group did not have any cash equivalents.

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

(e) Property, Plant and Equipment, Net

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

(f) Land-use Rights and Amortization

Land-use rights are stated at cost, less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Shanxi Province, PRC.

(g) Impairment of Assets

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

(h) Derivative Financial Instruments

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

(i) Income Taxes

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of March 31, 2007 and December 31, 2006.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

(j) Revenue Recognition

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

(k) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the three months ended March 31, 2007 and 2006.

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

(l) Fair Value of Financial Instruments

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

(m) Earnings Per Share

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

(n) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the periods presented from foreign currency translation adjustments.

3. Restricted Cash

Restricted cash of $233,000 is reserved for interest payment on convertible notes.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions

As of March 31, 2007 and December 31, 2006, the Group had the following amounts due from/to related parties:-

	March 31, 2007	December 31, 2006
	$’000	$’000

Other receivable from Zhao Ming, CEO, director and major shareholder of Puda	$9	$9

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$599	$602

Accounts payable to Jucai Coal	$-	$221

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$703	$696

Other payable to Zhao Yao, manager and shareholder of Puda	203	205

	$906	$901

Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	10,075	10,400

	$11,375	$11,700

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $703,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $198,000 due from Resources Group.

The amount payable to Zhao Yao represents land-use rights paid by him on behalf of Shanxi Coal (see Note 7).

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment. In the three months ended March 31, 2007 and 2006, rental expenses paid to Resources Group were $6,000 and $nil (see Note 10).

In the three months ended March 31, 2007 and 2006, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $3,957,000 and $2,802,000, respectively.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons. The Liulin County plant started formal production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started formal production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly. In the three months ended March 31, 2007, Shanxi Coal paid principal of $325,000 (2006: $325,000) and interest of $176,000 (2006: $195,000) to Resources Group. The conveyance loans financing the acquisitions are subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loans may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the convertible notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Notes 6, 7 and 8).

5. Inventories

As of March 31, 2007 and December 31, 2006, inventories consist of the following:

	March 31, 2007	December 31, 2006
	$’000	$’000

Raw materials	$13,423	$12,342
Finished goods	4,100	3,321

Total	$17,523	$15,663

There was no allowance for losses on inventories as of March 31, 2007 and December 31, 2006.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment, Net

As of March 31, 2007 and December 31, 2006 property, plant and equipment consist of following:

	March 31, 2007	December 31, 2006
	$’000	$’000
Cost:
Buildings and facilities	$2,961	$2,961
Machinery equipment	8,131	8,131
Motor vehicles	254	254
Office equipment and others	76	76

	11,422	11,422

Accumulated depreciation:
Buildings and facilities	278	243
Machinery equipment	1,332	1,130
Motor vehicles	149	143
Office equipment and others	38	36

	1,797	1,552
Carrying value:
Buildings and facilities	2,683	2,718
Machinery equipment	6,799	7,001
Motor vehicles	105	111
Office equipment and others	38	40

	$9,625	$9,870

Shanxi Coal pledged the Liulin and Zhongyang coal washing plant and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal. If Shanxi Coal fails to pay the principal and interest of the purchase prices of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as the collateral, are revertible to Resources Group (see Notes 4 and 8).

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $245,000 and $236,000, respectively. In the three months ended March 31, 2007, the amount included in cost of sales and general and administrative expenses was approximately $238,000 (2006: $230,000) and $7,000 (2006: $6,000), respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets

	Land-use rights
	March 31, 2007	December 31, 2006
	$’000	$’000

Cost	$3,831	$3,831

Accumulated amortization	122	102

Carrying value	$3,709	$3,729

Land-use rights of $197,000 paid by Zhao Yao on behalf of Shanxi Coal are located in Liulin County, Shanxi Province and are amortized over fifty years up to March 2051 (see Note 4).

Land-use rights of $2,242,000 in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to August 4, 2055. Land-use rights of $1,392,000 in Zhongyang County purchased from Resource Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055. Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 4 and 8).

Amortization expense for the three months ended March 31, 2007 and 2006 was approximately $20,000 and $19,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2007, 2008, 2009, 2010 and 2011 amounts to approximately $80,000, $80,000, $80,000, $80,000 and $80,000, respectively.

8. Long-term Debt

	March 31, 2007	December 31, 2006
	$’000	$’000

Conveyance loan	$11,375	$11,700
Less: current portion	(1,300)	(1,300)
Long-term portion	$10,075	$10,400

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the three months ended March 31, 2007 and 2006, Shanxi Coal paid principal of $325,000 (2006: $325,000) and interest of $176,000 (2006: $195,000) to Resources Group. Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Notes 4, 6 and 7).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt (continued)

The future principal payments under the conveyance loan as of March 31, 2007 are as follows:

March 31, 2007
Year	$’000

2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	4,875
$11,375

9. Convertible Notes and Related Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt. As of March 31, 2007, $8,425,000 was converted into 16,850,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. As of March 31, 2007, 3,300,000 warrants were exercised into 3,300,000 shares of common stock.

Investors were given "full ratchet" anti-dilution protection under the notes and the warrants, meaning that the conversion price under the notes and the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda's common stock should such per share price be lower than the conversion price of the notes or the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the conversion of the notes or exercise of the warrants, (ii) the issuance of shares of common stock for the payment of the penalties under the notes, or (iii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda's stockholders. The conversion price of the notes and the exercise price of the warrants are also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, and rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of (i) the common stock into which the notes may be converted, and (ii) the common stock underlying the warrants, on a registration statement to be filed with the Securities and Exchange Commission (“SEC”). Such registration statement, for which Puda was required to pay the associated costs, was required to be filed within 30 days following the date of closing of the offer and sale of the units, which occurred on November 18, 2005, and declared effective within 120 days from the filing date, or Puda would be subject to pay a penalty to investors of an amount equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock for every 30 day period, or part thereof, after the relevant date. Puda is also required to pay investors an amount equal to 1% of the purchase price of each unit held by investors for every 30 day period that Puda becomes deficient in its periodic reporting requirements with the SEC under the Securities Exchange Act of 1934, as amended until all the securities have been sold by the investors. This late filing penalty is in addition to any other penalties and is payable in shares of Puda’s common stock. Puda may redeem all, but not less than all, of the warrants at $0.001 per share subject to 30 business days’ prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

adjusted basis for at least 20 consecutive trading days and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period. Puda will be subject to default on the notes should they fail to (i) make timely interest payment and such default continues for 15 days, (ii) make payment of the principal when due, (iii) comply with any other agreements under the Note, (iv) commences bankruptcy, provided that note holders representing at least 50% of the principal amount of the notes have notified Puda of the default and Puda has not cured the default within 45 days of such notice.

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The warrants are freestanding derivative financial instruments. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to account for the conversion feature and warrants as derivatives. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities. The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $2.25 per share, or $56,250,000, and the conversion feature has a value of $2.17 per share, or $54,250,000. The parameters used in the model include the stock market price on the issuance date of $2.46, exercise price of warrants of $0.60, (conversion price of note of $0.50), contractual term of five years (three years for conversion feature), risk-free interest rate for treasury bills of 3.89% and historical volatility of 110% based on the previous twelve months stock price.

As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The amount amortized in the three months ended March 31, 2007 and 2006 were $167,000 and $308,000, respectively. Upon conversion, the pro rata % of the amount actually converted in relation to the total convertible is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative conversion feature transferred to equity in the three months ended March 31, 2007 and 2006 were $405,000 and $98,000, respectively. The portion of the discount related to the converted shares of $231,000 and $94,000 in the three months ended March 31, 2007 and 2006, respectively, were recorded in interest expense. The unamortized amount of $1,140,000 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010 and the amount amortized in the three months ended March 31, 2007 and 2006 were $112,000 and $2,121,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

warrants transferred to equity in the three months ended March 31, 2007 and 2006 were $51,000 and $nil, respectively. The portion of the discount of $1,000 and $nil related to the exercised warrants in the three months ended March 31, 2007 and 2006, respectively, were recorded in interest expense. The unamortized amount of $141,000 was offset against convertible notes.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method up to October 31, 2008 and the amounts amortized in the three months ended March 31, 2007 and 2006 were $6,000 and $591,000, respectively.

Interest expense on the convertible notes in the three months ended March 31, 2007 and 2006 amounted to $81,000 and $229,000, respectively.

As at March 31, 2007, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC. As discussed above, under the terms of the convertible notes and warrants, Puda was subject to a penalty if the registration statement was not declared effective within 120 of the filing date; this date, March 17, 2006, has passed. Therefore, Puda is required to pay a penalty equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30-day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date. The penalty for the three months ended March 31, 2007 and 2006 was $375,000 and $58,000, respectively. As of March 31, 2007, the penalty payable of $579,000 was recorded as a current liability and will be transferred to equity when the common shares are issued as penalty payment.

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has been and is in compliance with the FSP in that the contingent obligation is recognized under Statement 5 and FASB Interpretation No. 14 and financial instruments subject to registration payment arrangement are recognized and measured in accordance with other applicable accounting principles.

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $0.60 not in cash, but by reducing the number of common share issued to them. These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the three months ended March 31, 2007 and 2006 were $107,000 and $1,875,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative placement agent warrants transferred to equity in the three months ended March 31, 2007 and 2006 were $nil and $216,000, respectively. The portion of the discount of $nil and $48,000 related

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

to the exercised warrants in the three months ended March 31, 2007 and 2006, respectively were recorded in interest expense. The unamortized amount of $58,000 was recorded in deferred charges. As of March 31, 2007, these warrants were valued at $.87 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $868,000 was included in the consolidated statements of operations. As of March 31, 3007, 273,334 placement agent warrants were exercised in a cashless method and resulted in the issuance of 242,180 common shares.

(c) As of March 31, 2007 and December 31, 2006, long-term liabilities include the following:

	March 31, 2007	December 31, 2006
	$000	$000
Convertible notes:
Gross amount issued	$12,500	$12,500
Less: amount converted	(8,425)	(7,600)
Less: unamortized discount on conversion feature	(1,140)	(1,538)
Less: unamortized discount on note warrants	(141)	(254)
	$2,794	$3,108

Derivative conversion feature:
Amount allocated to conversion feature	$6,137	$6,137
Less: amount transferred to equity upon conversion in 2005	(417)	(417)
Less: amount transferred to equity upon conversion in 2006	(3,314)	(3,314)
Less: amount transferred to equity upon conversion in 2007	(405)	-
	$2,001	$2,406

Derivative warrants:
Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(51)	-
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Less: change in fair value in 2007	(868)	-
	$7,461	$8,380

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies

As of March 31, 2007, the Group leased office premises under the operating lease agreement expiring in 2008.

The future minimum lease payments under the above-mentioned leases as of March 31, 2007 are as follows:-

March 31, 2007
Year	$’000

2008	$6

The above future lease payments represent amounts payable to Resources Group (see Note 4).

As of March 31, 2007 and December 31, 2006, the Group did not have any contingent liabilities.

11. Common Stock and Paid-in Capital

	Common Stock		Paid-in Capital
	No. of shares	$000	$000

Balance, January 1, 2006	92,881,301	$93	$16,506
Notes converted to common stock, at $0.50 per share	1,650,000	2	823
Exercise of warrants, at $0.60 per share	200,000	-	120
Derivative conversion feature transferred to equity upon conversion	-	-	405
Derivative note warrants transferred to equity upon exercise	-	-	51
	94,731,301	$95	$17,905

12. Interest Expense

Interest expense for the three months ended March 31, 2007 and 2006 include a $81,000 (2006: $229,000) interest payment for the 8% convertible notes, a $176,000 (2006: $195,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $232,000 (2006: $142,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants.

13. Debt Financing Costs

Debt financing costs for the three months ended March 31, 2007 include amortization of debt issue costs of $6,000 (2006: $591,000), amortization of discount on convertible notes and warrants of $386,000 (2006: $4,304,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $375,000 (2006: $58,000) (See Note 9).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value gain of $868,000 in the three months ended March 31, 2007 and derivative unrealized fair value loss of $3,500,000 in the three months ended March 31, 2006 represented the change in fair value of the derivative warrants (see Note 9).

15. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three months ended March 31, 2007 and 2006, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Three months ended March 31,
	2007	2006
	$’000	$’000

Current period provision	$2,101	$1,238

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-
	Three months ended March 31,
	2007	2006
	$’000	$’000

Income/(loss) before income taxes	$5,948	$(5,207)

Income tax on pretax income at statutory rate	2,022	(1,770)
Tax effect of expenses that are not deductible in determining taxable profits	376	2,877
Tax effect of income that is not taxable in determining taxable profits	(295)	-
Effect of different tax rates of subsidiary operating in other jurisdictions	(63)	(39)
Valuation allowance	61	170

Income tax at effective rate	$2,101	$1,238

As at March 31, 2007 and December 31, 2006, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $3,485,000 and $3,305,000, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2007 and December 31, 2006. The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024, 2025, 2026 and 2027 in the amounts of $132,000, $394,000, $153,000, $371,000 and $287,000, $1,968,000 and $180,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Taxation (continued)

At March 31, 2007 and December 31, 2006, deferred tax assets consist of:

	March 31, 2007	December 31, 2006
	$’000	$’000

Net operating loss carryforwards	$1,185	$1,124
Less: Valuation allowance	(1,185)	(1,124)

Net	$-	$-

16.  Basic and Diluted Weighted Average Number of Shares

	Three months ended March 31,
	2007	2006

Basic weighted average number of shares	94,085,190	75,514,605
Options outstanding, after adjusting for 10 to 1 reverse split	756	-
Assumed conversion of notes	4,280,387	-
Assumed exercise of warrants	10,307,638	-

Diluted weighted average number of shares	108,673,971	75,514,605

The options, convertible notes and warrants have no dilutive effect on the basic loss per share in the three months ended March 2006 because of the loss. The issuance of additional penalty shares (Note 9) could potentially dilute earnings per share in the future.

17. Supplementary cash flow information
	Three months ended March 31,
	2007	2006
	$’000	$’000

Cash paid during the period for:
Interest	$257	$424
Income taxes	$2,504	$1,402

Major non-cash transactions:
Notes converted into common shares	$825	$200
Issue of common stock for services	$-	$21

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Options

As at March 31, 2007 and December 31, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
$’000
150,000	15,000 (i)	$ 1	October 20, 2008	-

(i)	granted in 2003 to former directors/officers in consideration of services rendered.

The following summarizes the share option transactions during the period:

	Number of options	Weighted average exercise price

Options outstanding at December 31, 2006 (after adjusting for the 10 to 1 reverse stock split)	15,000	$1
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at March 31, 2007	15,000	$1

19. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At March 31, 2007 and December 31, 2006, the Group has a credit risk exposure of uninsured cash in banks of approximately $27,654,000 and $25,176,000. The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

	Three months ended March 31,
Customers	2007		2006
	$’000%	$	’000%

Customer A	$6,910	18	$2,448	12
Customer B	$-	-	$2,502	12
Customer C	$-		$2,251	11

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Concentrations and Credit Risk (continued)

The following customers had balances greater than 10% of the total accounts receivable as of March 31, 2007 and December 31, 2006, respectively:

Customers	March 31, 2007		December 31, 2006
	$’000%		$’000%

Customer A	$1,771	23	$2,135	30
Customer D	$828	11	$-	-
Customer E	$827	11	$739	10
Customer F	$-	-	$863	12
Customer B	$-	-	$798	11
Customer G	$-	-	$729	10

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at March 31, 2007 and the statement of operations and cash flows for the three months ended March 31, 2007.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)
March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88
Restricted cash	233
Deferred charges	58

Total current assets	379

INVESTMENTS IN SUBSIDIARIES	33,657

TOTAL ASSETS	$34,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable	$863
Accrued expenses	65
Penalty payable	579

Total current liabilities	1,507

LONG-TERM LIABILITIES
Convertible notes	2,794
Derivative conversion feature	2,001
Derivative warrants	7,461

Total long-term liabilities	12,256

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 94,731,301 shares	95
Paid-in capital	38,084
Accumulated deficit	(20,623)

Total stockholders’ equity	17,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,036

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

Three months ended March 31, 2007

Revenue	$-

General and administrative expenses	(99)

Loss from operations	(99)

Interest expense	(313)

Debt financing costs	(767)

Derivative unrealized fair value gain	868

Net loss	$(311)

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

Three months ended March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(311)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt issue costs	6
Amortization of discount on convertible notes and warrants	386
Derivative unrealized fair value gain	(868)
Discount on converted shares and exercised warrants	232
Changes in operating assets and liabilities:
Increase in other payable	340
Decrease in accrued expenses	(177)
Increase in penalty payable	375

Net cash used in operating activities	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	120

Net cash provided by financing activities	120

Net increase in cash and cash equivalents	103
Cash and cash equivalents at beginning of period	(15)

Cash and cash equivalents at end of period	$88

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbor created by such provisions. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda Coal” or the “Company”) and its controlled affiliates, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda Coal’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in our Form 10-KSB filed on April 16, 2007, and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Revenue. Net revenue was $37,415,000 in the three months ended March 31, 2007, compared to $20,771,000 in the three months ended March 31, 2006, an increase of $16,644,000, or 80%. The tonnage sales of cleaned coal increased approximately 200,000 MT, or 75%, from approximately 267,000 MT in the three months ended March 31, 2006 to approximately 467,000 MT in the three months ended March 31, 2007. This was the primary reason for the increase in our net revenue. The increase in tonnage sales accounted for approximately 75% of the total 80% increase in net revenue. Approximately 5% was mainly due to exchange rate differences. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers in the three months ended March 31, 2007. The increase in orders was primarily because of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience in the three months ended March 31, 2007. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly affects the demand for the cleaned high-grade metallurgical coking coal, which we sell. The average selling price was approximately $80 and $81 (after adjusting for RMB appreciation against USD over this period) per ton in the three months ended March 31, 2007 and 2006, respectively.

In response to this increase in general demand, we have significantly expanded our capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005. One of our new facilities became operational in late 2005 and the other became operational by the end of March 2006. Management anticipates that China's strong economic growth will continue in 2007 and believes that this will drive a strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and as a result, our average selling price per ton is not expected to increase.

Cost of Revenue. Cost of revenue was $29,910,000 in the three months ended March 31, 2007, compared to $16,258,000 in the three months ended March 31, 2006, an increase of $13,652,000, or 84%. This was primarily due to an increase in sales volume and an increase in the average purchase price of raw coal from approximately $44 per ton in the three months ended March 31, 2006 to approximately $47 per ton in the three months ended March 31, 2007.

Gross Profit. Gross profit was $7,505,000 in the three months ended March 31, 2007, compared to $4,513,000 in the three months ended March 31, 2006, an increase of $2,992,000, or 66% due to an increase in sales volume. Gross profit margins in the three months ended March 31, 2007 and 2006 were 20% and 22%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the two quarters.

Selling Expenses. Selling expenses were $842,000 in the three months ended March 31, 2007, compared to $276,000 in the three months ended March 31, 2006. This represents an increase of $566,000, or 205%, primarily due to increased sales volume.

General and Administrative Expenses. General and administrative expenses were $352,000 in the three months ended March 31, 2007, compared to $434,000 in the three months ended March 31, 2006. This represents a decrease of $82,000, or 19%, primarily due to a decrease in investor relation expenses, which was offset by an increase in salary and benefits.

Income from Operations. Operating profit was $6,311,000 in the three months ended March 31, 2007, compared to $3,803,000 in the three months ended March 31, 2006. The increase of $2,508,000, or 66%, was primarily the result of an increase in gross profit of $2,992,000, which was offset by an increase in operating expenses of $484,000.

Interest Expense. Interest expense was $489,000 in the three months ended March 31, 2007, compared to $566,000 in the three months ended March 31, 2006. This represents a decrease of $77,000, or 14%, and such decrease was primarily due to a decrease in interest payments of $148,000 for the 8% convertible notes, a decrease in interest payments of $19,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, which were offset by an increase of $90,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants.

Debt Financing Costs. Debt financing costs were $767,000 in the three months ended March 31, 2007, compared to $4,953,000 in the three months ended March 31, 2006. This represents a decrease of $4,186,000, or 85%, primarily due to a decrease in amortization of discount on convertible notes and warrants of $3,918,000 and a decrease in amortization of debt issue costs of $585,000, which were offset by an increase in penalty payment of $317,000 in value for not getting the registration statement effective by March 17, 2006.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $868,000 in the three months ended March 31, 2007 and derivative unrealized fair value loss of $3,500,000 in the three months ended March 31, 2006 represented a change in fair value of the warrants issued to the placement agent.

Income Before Income Taxes. Income before income taxes was $5,948,000 in the three months ended March 31, 2007, compared to loss before income taxes of $5,207,000 in the three months ended March 31, 2006. The increase of $11,155,000 or 214%, was primarily the result of an increase in derivative unrealized fair value gain of $4,368,000, a decrease in debt financing costs of $4,186,000, an increase in operating profit of $2,508,000 and a decrease in interest expenses of $77,000.

Income Taxes. Income taxes were $2,101,000 in the three months ended March 31, 2007, compared to $1,238,000 in the three months ended March 31, 2006, an increase of $863,000 or 70%, due to an increase in the operating profit of Shanxi Coal from $3,889,000 in the three months ended March 31, 2006 to $6,259,000 in the three months ended March 31, 2007. Income tax was imposed on Shanxi Coal by the China Tax Bureau. The income tax rate was 33% in the three months ended March 31, 2007 and 2006 and will be reduced to 25% effective from January 1, 2008.

Net Income. Net income was $3,847,000 in the three months ended March 31, 2007, compared to net loss of $6,445,000 in the three months ended March 31, 2006, an increase of $10,292,000, or 160%, mainly due to an increase in derivative unrealized fair value gain of $4,368,000, a decrease in debt financing costs of $4,186,000, an increase in gross profit of $2,992,000 and a decrease in interest expenses of $77,000, which were offset by an increase in income taxes of $863,000 and an increase in operating expenses of $484,000 in the three months ended March 31, 2007.

Inflation and changing prices had no significant impact on the Company’s results of operations in the three months ended March 31, 2007 and 2006.

Debt financing costs and derivative unrealized fair value gain are not representative of our ongoing business but their net impact on net income was not significant in the three months ended March 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,428,000 in the three months ended March 31, 2007, compared to $5,635,000 in the three months ended March 31, 2006, a decrease of $3,207,000. This was primarily due to an increase in working capital needs resulting from increased accounts receivable and inventory, which were offset by increased income from operations (after adjusting for non-cash items).

Net cash used in financing activities of $205,000 in the three months ended March 31, 2007 was related to the cash received from the exercise of warrants of $120,000 which was offset by the repayment of long-term debt of $325,000. Net cash used in financing activities of $325,000 in the three months ended March 31, 2006 was related to the repayment of long-term debt.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant has an annual clean coal washing capacity of 1.1 million MT while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million MT. After completing trial production, the Liulin County plant started full production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started full production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, will be amortized over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans, with the outstanding balance of $11,375,000 as of March 31, 2007, for the acquisition of the New Liulin County plant and the New Zhongyang County plant. We must also pay interest on the notes issued in our November 18, 2005 private placement which have an aggregate principal amount of $4,075,000, an interest rate of 8% per annum and a maturity date of October 31, 2008. Interest is payable quarterly and the principal amount is payable at the maturity date. These notes may be converted into our common stock at the conversion price of $.50 per share. The price of our stock is likely to impact our liquidity needs for payment of these notes on both a long-term and short-term basis. We believe that as our stock becomes more valuable, the note holders will be more likely to convert their notes into common stock, and we would not be required to pay the interest any longer or the principal at all, decreasing our need for cash.

Conversely, if our stock price decreases, note holders are less likely to convert and our need for cash to pay interest and principal on the notes will increase. Warrants were also issued in that private placement to acquire up to 21,700,000 shares of our common stock which are exercisable at price of $.60 per share, or an aggregate of $13,020,000. We believe that the likelihood that these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

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

In addition, while the Chinese steel industry has been expanding, over-supply could have the effect of depressing steel prices and making the collection of our accounts receivable more difficult.

We are considering the acquisition of a new coal washing plant. We intend to use the proceeds from the exercise of the warrants issued in our November 2005 private placement to the extent such warrants are exercised from this purchase. These proceeds, which would aggregate $13,020,000 should they were all fully exercised for this purpose, are not sufficient to pay the estimated $14,100,000 acquisition cost for the new coal washing plant. We project that the balance of the cost would be paid either from internal resources, or from further debt financing, or from further new issuance of common stocks.

We believe that our cash resource will be adequate to satisfy our obligations for the foreseeable future. Future requirements for our business needs, including the funding of capital expenditures and debt service for outstanding financings are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc. Our opinion concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, security market risk, commodity price risk, and other relevant market rate or price risks. The Company does not have any significant risks related to equity investments, security markets or derivative financial instruments as the Company does not have direct equity investments in privately held companies, security markets or derivative financial instruments. Nor does the company have any significant interest rate risk, as the Company dos not have bank loans, and its convertible notes and loans from related parties have fixed interest rates. The Company is exposed to foreign currency exchange rate risk and commodity price risk.

Foreign Currency Exchange Rate Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 99% of our costs and expenses for the three months ended March 31, 2007 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.0% of our assets were denominated in RMB as of March 31, 2007. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1 of the Annual Report on Form 10-QSB for the fiscal year ended December 31, 2006 under the heading “Risk Factors.” During the first fiscal quarter of 2007, the foreign currency translation adjustment to our comprehensive income was $0.4 million, primarily as a result of the RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our net income by $0.2 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2007. As of March 31, 2007, our accumulated other comprehensive income was $1.5 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customer under these provisions, many agreements permit the customer to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal increased steadily from approximately $44 per ton in the first quarter of 2006 to approximately $47 per ton in the first quarter of 2007. Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) net income of the Company by approximately $1 million based on our outstanding revenues, costs and expenses as of March 31, 2007. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and accounts receivables. At March 31, 2007 and December 31, 2006, we had a credit risk exposure of cash at bank of approximately $27,654,000 and $25,176,000, respectively. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not expected to have significant credit risk. We do not require collateral or other securities to support financial instrument that are subject to credit risk. We grant credit to our customers in China. Accounts receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. Our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our Annual Report on Form 10-KSB for fiscal year 2006 for additional information concerning these and other uncertainties that could negatively impact the Company. The risks described in below and in the Company’s Annual Report on Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

We may not be able to manage our expanding operations effectively, which could harm our business.

We have expanded rapidly by acquiring coal washing facilities in Liulin County and Zhongyang County, which have both become fully operational and have a total annual coal washing capacity of approximately 2.3 million MT. We anticipate continuous expansion in our business, both through further acquisitions and internal growth. The new facility acquisition and the overall internal growth require significant management resources that our smaller-size competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and mange our growing employee base. Further, our management will be required to maintain and expand our relationship with more suppliers and customers. Our current and planned personnel, systems, procedures and controls may not be adequate to support our further operations. If we were not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

We currently have only one director who also performs the roles of our CEO and President. Consequently, our control is concentrated in one individual who could make corporate decisions that may be disadvantageous to other shareholders. Additionally, the loss of his services as CEO and the only director could have a material adverse effect on us.

Because we currently have only one director who is also CEO and a 56% shareholder of the Company, control of the Company is concentrated in one individual, who could make corporate decisions that may be disadvantageous to or opposed by our shareholders. See also the risk factor “Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In addition, because we only have one director and we have not applied for key-man life insurance of the only director, the loss of his services could have a material adverse effect on us. See also the risk factor “We depend on our senior management team and the loss of any member could adversely affect our operations” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our common stock has been and may continue to be subject to considerable daily fluctuations. During the three months ended March 31, 2007, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.86 to $1.20 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of material customer agreements or acquisition, the operating and stock price performance of other companies that investors may deem comparable, new government restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related companies have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2007, we issued 200,000 shares of our common stock to Wachovia FBO PerInvest Special Situations upon conversion of a convertible note. Other than the initial purchase price of $100,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In January 2007, we issued 400,000 shares of our common stock to Kahn, Sheldon & Liron, Sarah upon conversion of a convertible note. Other than the initial purchase price of $200,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In January 2007, we issued 300,000 shares of our common stock to Perinvest Dividend Equity Fund Limited - Teawood Nominees Limited upon conversion of a convertible note. Other than the initial purchase price of $150,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In February 2007, we issued 200,000 shares of our common stock to Double U Master Fund LP upon warrant exercise and received a cash payment of $120,000 as exercise price.

In February 2007, we issued 200,000 shares of our common stock to David Baum upon conversion of a convertible note. Other than the initial purchase price of $100,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In February 2007, we issued 200,000 shares of our common stock to Banca Gesfid upon conversion of a convertible note. Other than the initial purchase price of $100,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In February 2007, we issued 250,000 shares of our common stock to Southridge Partners, LP upon conversion of a convertible note. Other than the initial purchase price of $125,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In March 2007, we issued 100,000 shares of our common stock to John Chilcott upon conversion of convertible note. Other than the initial purchase price of $50,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

The convertible notes which were converted and the warrants which were exercised in connection with each of the above issuances were offered and sold in our November 2005 private placement only to “accredited investors” in the United States as such term is defined in Regulation D of the Securities Act or to persons who are not “U.S. persons” as such term is defined in Regulation S of the Securities Act. The notes and related warrants offered in such private placement, as well as the shares of common stock issued upon the note conversions and warrant exercises were offered and sold in reliance on the exemptions from registration afforded under Rule 506 of Regulation D with respect to accredited investor transactions and under Regulation S of the Securities Act with respect to non-U.S. persons. We did not engage in any public advertising or general solicitation in connection with the issuance of the Units.

Purchases of Equity Securities by Issuer

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

Date: May 21, 2007