Form 10KSB/A
period 2006-12-31
Puda Coal, Inc.
filed 2007-11-13
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

As of April 9, 2007, the aggregate market value of the Issuer’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price at which the common equity was sold, was approximately $20,108,100. Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the items identified below with respect to the annual report on Form 10-KSB filed by Puda Coal, Inc. (“We” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 16, 2007 (the “Original Filing”) for the fiscal year ended December 31, 2006.

In connection with the review of Amendment No. 6 to the Company’s Registration Statement on Form SB-2 filed by the Company on April 18, 2007 and the Original Filing, the SEC asked the Company to:

(i) include the preference dividend for each year that the amount remains outstanding;

(ii) expand its disclosure within Note 10 to the financial statements to explain the facts and circumstances surrounding its cashless exercise of placement agent warrants and disclose how it accounted for the exercise;

(iii) reconcile the amount presented as additional paid-in capital for the derivative conversion feature transferred to equity upon conversion, totaling $3,314, with that presented on page F-21, totaling $3,731. In addition, expand its disclosure in Note 10 to explain the facts and circumstances surrounding the derivative conversion feature and derivative warrants transferred to equity upon conversion; and

(iv) include a more comprehensive disclosure of controls and procedures.

Based on its discussion with the independent auditors, Moore Stephens, the Company determined that it would amend its financial statements and annual report for the year ended December 31, 2006.

The amendment has no impact on the Company’s balance sheet and statement of changes in stockholders’ equity for the year ended December 31, 2006.

Changes Reflected in this Form 10-KSB/A

This Form 10-KSB/A only amends certain information in the following items related to the fiscal year ended December 31, 2006:

Cover Page
Explanatory Note
Part III
Item 6 - Management’s Discussion and Analysis or Plan of Operations
Item 7 - Financial Statements
Report of Independent Registered Public Accounting Firm
Audited Consolidated Financial Statements
Note 5 Related Party Transactions
Note 10 Convertible Notes and Related Warrants
Item 8A - Controls and Procedures
Exhibits
Signature Page
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing. Primarily these amendments are to reflect reclassification as discussed above. Except for the amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update these disclosures affected by subsequent events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this amendment), and such forward looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company’s filing made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Our operations are conducted exclusively through Shanxi Puda Coal Group Co., Ltd., a PRC limited liability company (“Shanxi Coal”) wholly owned by our Chief Executive Officer, Zhao Ming (80%) and his brother Zhao Yao (20%), who is a manger of the coal washing plants of Shanxi Coal. Both Zhao Ming and Zhao Yao are PRC citizens. Puda does not have a direct equity interest in Shanxi Coal, however, through the Operating Agreements, our wholly owned subsidiary Putai manages and controls the operations of Shanxi Coal and receives all of the economic benefits of Shanxi Coal and bears all of the risks derived from Shanxi Coal’s operations. Through the Operating Agreements, Putai is entitled to receive 100% of the net income of Shanxi Coal, and Putai guarantees the performance of all contracts, agreements and transactions executed by Shanxi Coal and related to Shanxi Coal’s business. The Operating Agreements consist of the (i) Exclusive Consulting Agreement, (ii) Operating Agreement, (iii) Technology License Agreement, and (iv) Exclusive Option Agreement, each entered into on June 24, 2005. These agreements were filed with the SEC on July 18, 2005 as exhibits to a Form 8-K. Putai is a wholly foreign owned enterprise (“WFOE”) under Chinese laws. Putai’s capital stock is owned 100% by BVI, an International Business Company incorporated in the British Virgin Islands. BVI is a wholly-owned subsidiary of Puda Coal.

(i) Exclusive Consulting Agreement.

Under the Exclusive Consulting Agreement between Putai and Shanxi Coal, Putai agrees to provide business consulting services to Shanxi Coal as its exclusive business consulting services provider and in turn, receive 30% of Shanxi Coal’s net income for each fiscal year. The business consulting services include (1) providing consulting services on Shanxi Coal’s businesses, (2) providing business consulting on management, marketing, and business planning, (3) training of management personnel, and (4) providing other business consultation and services that Shanxi Coal may reasonably request. Any intellectual property developed under this arrangement becomes the property of Putai. This agreement has a term of 10 years and can be automatically renewed for an additional 10 years or any other renewal term unless terminated. During the initial or renewal term, this agreement may not be terminated by Shanxi Coal. It may be terminated by Putai at any time with a 30-day notice.

(ii) Operating Agreement.

Under the Operating Agreement among Putai, Shanxi Coal, Zhao Ming and Zhao Yao, Putai agrees to guarantee the performance of contracts, agreements and transactions executed by Shanxi Coal and in return, Putai will receive 50% of Shanxi Coal’s net income for each fiscal year. Net income is calculated in accordance with U.S. GAAP based on Shanxi Coal’s financial statements as reviewed or audited by the Registrant’s auditors. Pursuant to the Operating Agreement, Shanxi Coal, together with Zhao Ming and Zhao Yao, will not conduct any transaction which may materially affect Shanxi Coal’s assets, obligations, rights or business without prior written consent of Putai and will appoint personnel recommended by Putai as the management of Shanxi Coal. This agreement has a term of 10 years and can be automatically renewed for an additional 10 years or any other renewal term unless terminated. During the initial or renewal term of the agreement, the agreement cannot be terminated by Shanxi Coal or by Zhao Ming or Zhao Yao in their individual capacities as parties to the agreement. It may be terminated by Putai at any time with a 30-day notice.

(iii) Technology License Agreement.

Under the Technology License Agreement between Putai and Shanxi Coal, Putai granted to Shanxi Coal a non-exclusive, world-wide, revocable license to the water supported jig washing methods for the purpose of using, designing, developing and manufacturing derivative products, providing services by applying derivative products, or selling or otherwise distributing derivative products in coal crushing, preparation and cleaning market. Shanxi Coal is authorized to sub-license to any third party, provided that a prior written approval from Putai is obtained and a royalty sharing agreement is reached between Shanxi Coal and Putai for such sub-license. As royalty payment, Shanxi Coal agreed to pay Putai $50,000 within 30 days after the execution of this agreement and 20% of Shanxi Coal’s net income for each fiscal year. Net income is calculated in accordance with U.S. GAAP based on Shanxi Coal’s financial statements as reviewed or audited by the Registrant’s auditors. This agreement does not have a fixed term. Shanxi Coal may not terminate this agreement and Putai has the right to terminate the agreement at any time with a 30-day notice.

(iv) Exclusive Option Agreement.

Under the Exclusive Option Agreement among Putai, Shanxi Coal, Zhao Ming and Zhao Yao, Zhao Ming and Zhao Yao, holders of all of the registered capital of Shanxi Coal, granted Putai an irrevocable, exclusive right and option to acquire all of the registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). This agreement has a term of 10 years and can be automatically renewed at Putai’s election for an additional 10 years or any other renewal term. During the original or renewal term, Shanxi Coal and the Zhaos in their individual capacities as parties to the agreement cannot terminate the agreement, but Putai has the right to terminate the agreement at any time with a 30-day notice.

Putai was further authorized by an Authorization from Zhao Ming and Zhao Yao dated June 24, 2005 to exercise all of the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital, including but not limited to, (i) appointment of Putai as the duly authorized representative of such holders, (ii) participation in the meeting of the holders and voting of the registered capital of Shanxi Coal, (iii) appointment of Shanxi Coal’s directors, and (iv) audit of the financial information of Shanxi Coal. This authorization has a term of 20 years, and within 3 months prior to the expiration of the original term, Putai may elect to renew the authorization for an additional 20 years or any other renewal term.

Although the Registrant does not own Shanxi Coal, under accounting principles generally accepted in the United States of America, or U.S. GAAP, Shanxi Coal is included in the Registrant’s consolidated financial statements because its contractual arrangements with the Registrant provide the Registrant with the risks and rewards associated with equity ownership and grant the Registrant control over Shanxi Coal. Each of the individual owners of Shanxi Coal has authorized Putai, the wholly owned indirect subsidiary of the Registrant, to vote at any meeting or action of the owners of Shanxi Coal and to act as the representative for such owners in all matters respecting Shanxi Coal.

The Operating Agreements appoint China International Economic and Trade Arbitration (“CIETAC”) as the dispute resolution mechanism and these agreements are governed by PRC law. In the event of a breach of the agreements, the Company will have remedies under PRC Contract Law and Company Law. According to Chapter VII of PRC Contract Law, remedies for breach of contract include specific performance, payment for damage, and corrective measures. In addition, under the Technology License Agreement, Shanxi Coal expressly acknowledges that the licensed technology is a trade secret of Putai, the disclosure of which would cause substantial harm to Putai that could not be remedied by payment of damages alone and Putai will be entitled to preliminary and permanent injunctive relief and other equitable relief for any breach of this agreement. If the Company brings an arbitration petition to CIETAC, CIETAC will be able to render an arbitration award that grants one or more forms of relief discussed above. If the breaching party does not voluntarily comply with the arbitration award, the other party may seek enforcement of the award in a Chinese court. Currently Mr. Zhao Ming is the CEO of the Company, and in determining whether the Company should bring an arbitration petition in the event of a breach of contract by Shanxi Coal, which is owned by Zhao Ming and his brother Zhao Yao, he may act in self-interest and against the interest of other shareholders of the Registrant. See the risk factor disclosure on page 33 of this Form 10-KSB/A under the heading “Our principal stockholders have significant control over the company and may have conflicts of interest with the company.”

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

The following chart depicts our organizational structure:

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

Coal Washing Industry in China; Competition

Coal plays a fundamental role in the global economy. China is both one of the largest consumers and producers of coal in the world. China’s coal production was 1.9 billion MT in 2004, a 12% increase over 2003, and in 2005 production reached 2.19 billion MT in 2005, a 15% increase over 2004, and in 2006 production reached 2.38 billion MT, a 9% increase over 2005.

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

Shanxi Coal’s raw coal suppliers in 2006 and 2005 were as follows:

	2006
	Amount	% of
Suppliers	($ ‘000)	Total
Jucai Coal Mine	15,906	14.3%
Shipogou Coal Mine	8,305	7.5%
Yumenzhen Coal Mine	7,495	6.7%
Liujiawan Coal Mine	7,492	6.7%
Liulin Nanpo Coal Mine	7,451	6.7%
Huajin Coke	7,298	6.6%
Jijiata Coal Mine	7,080	6.4%
Liulin Nianyan Coal Mine	7,014	6.3%
Liulin Nanyu Coal Mine	6,813	6.1%
Renjiasan Coal Mine	6,492	5.8%
Liujiazhuang Coal Mine	6,270	5.6%
Jijiata Dongzhuang	6,042	5.4%
Liulin Dadongzhuang Coal Mine	5,996	5.4%
Dengjiagua Coal Mine	4,760	4.3%
Zhaiyadi Coal	4,735	4.2%
Meisheng Dengjiazhuang	2,171	2.0%
Total	111,320	100%

	2005
	Amount	% of
Suppliers	($ ‘000)	Total
Jucai Coal Mine	5,469	13.6%
Liulin Dadongzhuang Coal Mine	4,444	11.0%
Yumenzhen Coal Mine	4,152	10.3%
Liulin Nanpo Coal Mine	4,040	10.0%
Renjiasan Coal Mine	3,605	9.0%
Jijiata Coal Mine	3,221	8.0%
Pangpangta Coal Mine	3,044	7.6%
Jijiata Dongzhuang	2,725	6.8%
Liujiazhuang Coal Mine	2,523	6.3%
Liulin Nanyu Coal Mine	2,360	5.8%
Liulin Nianyan Coal Mine	1,829	4.5%
Shipogou Coal Mine	1,533	3.8%
Liujiawan Coal Mine	1,332	3.3%

Total	40,277	100%

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

Sales to our customers in 2006 and 2005 were as follows:

	2006
	Amount	% of
Customers	($’000)	Total
Baotou Steel Group	27,450	19.9%
Xuanhua Steel Group	13,219	9.6%
Wulin Coke	11,996	8.6%
Liulin Coal Cleaning Plant	9,968	7.2%
Liulin Jinmei Coal	9,249	6.7%
Liulin Huatai Coke	7,937	5.7%
Xiaoyi Jinyan Electricity	7,554	5.5%
Liulin Changzhong Coke	7,273	5.3%
Liulin Dongjiagou Coal Mine	7,118	5.2%
Liulin Luojiapo Coal Mine	6,565	4.8%
Jiangsu Yueda	6,211	4.5%
Shizhou Coal Gas	5,603	4.1%
Lvliang Longteng Coke	4,769	3.5%
Zhongyang Rongxin	4,487	3.3%
Gengyang Coal	4,299	3.1%
Yatai Coke	4,073	3.0%
Total	137,771	100%

	2005
	Amount	% of
Customers	($’000)	Total
Baotou Steel Group	7,858	15.2%
Liulin Coal Cleaning Plant	6,629	12.8%
Liulin Jinmei Coal	4,964	9.6%
Jiangsu Yueda	4,823	9.3%
Xiaoyi Jinyan Electricity	4,435	8.6%
Shizhou Coal Gas	4,169	8.1%
Liulin Dongjiagou Coal Mine	3,826	7.4%
Liuliang Longteng Coking Corporation	3,530	6.8%
Liulin Luojiapo Coal Mine	3,405	6.6%
Zhongyang Rongxin	3,198	6.2%
Liulin Changzhong Coke	2,548	4.9%
Liulin Huatai Coke	2,325	4.5%
Total	51,710	100%

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

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a corporation which owns BVI, and BVI owns Putai. Our operations are conducted exclusively through Shanxi Coal, in which we own no equity interest. Through a series of Operating Agreements with Putai, Shanxi Coal, Zhao Ming and Zhao Yao, we manage and control the operations of Shanxi Coal and receive all of the economic benefits and bears all of the risks derived from Shanxi Coal’s operations. If there is a breach of the Operating Agreements by any party, or if the agreements are found to be illegal or not enforceable, we may no longer receive any of the benefits of Shanxi Coal’s operations. The operations of Shanxi Coal are our sole source of revenue.

The contractual arrangements through which we operate Shanxi Coal may not be enforceable or in compliance with Chinese laws. Since Shanxi Coal is our only source of revenue, our results of operation would be materially adversely effected if the Operating Agreements were found to be illegal, could not be enforced, or were cancelled.

Through the Operating Agreements and an offshore holding structure, we manage and control the operations of Shanxi Coal and receive all of the economic benefits of and incur all of the risks from Shanxi Coal’s operations. Neither we, BVI or Putai have any equity ownership in Shanxi Coal. If the Chinese government determines that our agreements with Shanxi Coal are not in compliance with applicable regulations, our business interests in China could be adversely affected. Shanxi Coal’s operations are our sole source of revenue. Pursuant to the Operating Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Further, each of the individual owners of Shanxi Coal have granted Putai the exclusive right and option to acquire all of their registered capital of Shanxi Coal and have authorized Putai to vote at any meeting or action of the owners of Shanxi Coal and to act as the representative for such owners in all matters respecting Shanxi Coal. The Chinese government may determine that the Operating Agreements are not in compliance with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the Chinese government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

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

Significant Control of Puda.

As of December 31, 2006, approximately 71.5% of Puda’s outstanding Common Stock was owned by Zhao Ming and Zhao Yao, who are brothers. Acting together, they would be able to exert a significant degree of influence over our management and affairs and all actions requiring stock holder approval, such as the election of directors and approval of significant corporate transactions, including exercising the Option to purchase Shanxi Coal and pay the Option purchase price, $2,717,000. Through their concentration of voting power, they could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to the other stockholders. Accordingly, this concentration of ownership may harm the market price of our ordinary shares. In addition, the interests of the two principal shareholders may not always coincide with the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

We do not have any registered patents or other intellectual property and we may not be able to maintain the confidentiality of our processes.

We have no patents covering our cleaning processes. The important technology that we license from Putai under the Technology License Agreement is not patented. We rely on the confidentiality of our cleaning processes in producing a competitive product. The confidentiality of our know-how may not be maintained and we may lose any meaningful competitive advantage which might arise through our proprietary processes.

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

2005	High*	Low*
March 31, 2005	1.000	1.000
June 30, 2005	9.000	1.000
September 30, 2005**	3.900	1.000
December 31, 2005	3.750	1.020

2006	High	Low
March 31, 2006	4.700	1.950
June 30, 2006	6.35	3.00
September 30, 2006	3.80	2.54
December 31, 2006	4.95	1.30

*	Source: Yahoo! Finance

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

Amendment to Financial Statements

The following discussion and analysis gives effect to the changes to the audited consolidated financial statements for the year ended December 31, 2006 contained herein. They have no impact on the Company’s balance sheet and statements of changes in stockholders’ equity for the fiscal year ended December 31, 2006.

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

In response to this increase in general demand, we have significantly expanded our coal washing capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005. One of our new facilities became operational in December 2005 and the other became operational in March 2006. Management anticipates that China’s strong economic growth will continue in 2007 and believes that this growth will drive a strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average per ton sales price is not expected to increase.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $11,296,000 in the year ended December 31, 2006, compared to $1,577,000 in the year ended December 31, 2005, representing an increase of $9,719,000. This was primarily due to increased income from operations after adjusting for non-cash items.

Net cash provided by financing activities of $560,000 in the year ended December 31, 2006 was related to the cash received from the exercise of warrants of $1,860,000, which was partially offset by the repayment of long-term debt of $1,300,000. Net cash provided by financing activities of $10,020,000 in the year ended December 31, 2005 was mainly related to the issuance of convertible notes of $12,500,000, which was offset by an increase in debt issue costs of $1,583,000 and an increase in dividend distribution of $947,000.

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

In addition, while the Chinese steel industry has been expanding, over-supply could have the effect of depressing steel prices, making the collection of our accounts receivable more difficult.

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

Off Balance Sheet Arrangements.

None.

Item 7. Financial Statements

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 And 2005
Together With Report Of
Independent Registered Public Accounting Firm

PUDA COAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheet	F3-F4

Consolidated Statements of Operations	F5-F6

Consolidated Statements of Changes in Stockholders’ Equity	F7

Consolidated Statements of Cash Flows	F8

Notes to Consolidated Financial Statements	F9-F31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Puda Coal, Inc.

We have audited the accompanying consolidated balance sheet of Puda Coal, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puda Coal, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens

Certified Public Accountants
Hong Kong

May 10, 2007

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

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars, except per share data)

			Years ended December 31,
	Note(s)		2006	2005

NET REVENUE			$137,771	$51,710

COST OF REVENUE			(109,381)	(40,047)

GROSS PROFIT			28,390	11,663

OPERATING EXPENSES
Selling expenses			3,231	791
General and administrative expenses			2,387	789
Other operating expenses	14		-	902

TOTAL OPERATING EXPENSES			5,618	2,482

INCOME FROM OPERATIONS			22,772	9,181

GAIN ON SHORT-TERM INVESTMENTS			-	6

INTEREST INCOME			59	12

INTEREST EXPENSE	15		(4,441)	(531)

DEBT FINANCING COSTS	16		(10,669)	(4,964)

DERIVATIVE UNREALIZED FAIR VALUE GAIN	10(c), 17		1,237	700

INCOME BEFORE INCOME TAXES			8,958	4,404

INCOME TAXES	18		(7,604)	(3,439)

NET INCOME			1,354	965

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment			985	154

COMPREHENSIVE INCOME			$2,339	$1,119

NET INCOME			1,354	965

LESS: DIVIDENDS
Option holder preference dividend	1, 2(n	)	(2,717)	(2,717)
Common dividend			-	-

UNDISTRIBUTED EARNINGS			$(1,363)	$(1,752)

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2006	2005
BASIC EARNINGS/(LOSS) PER SHARE
- Option holder preference		$0.04	$0.04
- Other common holders		(0.02)	(0.03)
		$0.02	$0.01

DILUTED EARNINGS/(LOSS) PER SHARE
- Option holder preference		$0.04	$0.04
- Other common holders		(0.02)	(0.03)
		$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	19	80,167,110	73,950,274
-DILUTED	19	80,176,793	77,576,036

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares
Balance, January 1, 2005, as recapitalized (see Notes 1 and 12)	73,750,000	$74	$2,643	$1,243	$3,189	$-	$7,149
Shareholder contribution	-	-	50	-	-	-	50
Notes converted to common stock, at $0.50 per share (Note 10(a)	1,700,000	1	849	-	-	-	850
Conversion feature transferred to equity upon conversion (Note 10(c)	-	-	417	-	-	-	417
Net income	-	-	-	-	965	-	965
Transfer to statutory surplus reserve fund	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	(1,452)	-	(1,452)
Difference between book value of assets of a related party and the purchase price for assets being conveyed from the related party	-	-	666	-	-	-	666
Reclassification to temporary equity (Note 1)	-	-	(2,717)	-	-	-	(2,717)
Foreign currency translation adjustment	-	-	-	-	-	154	154
Balance, December 31, 2005	75,450,000	75	1,908	1,366	2,579	154	6,082

Notes converted to common stock, at $0.50 per share (Note 10(a)	13,500,000	14	6,736	-	-	-	6,750
Exercise of warrants, at $0.60 per share (Note 10(a)	3,100,000	3	1,857	-	-	-	1,860
Cashless exercise of placement agent warrants (Note 10(b)	242,180	-	-	-	-	-	-
Derivative conversion feature transferred to equity upon conversion (Note 10(c)	-	-	3,314	-	-	-	3,314
Derivative warrants transferred to equity upon exercise (Note 10(c)	-	-	1,671	-	-	-	1,671
Issue of common stock for services	10,000	-	21	-	-	-	21
Issue of common stock for fractional shares and round lot holders	487	-	-	-	-	-	-
Issue of penalty shares (Note 10(a)	578,634	1	999	-	-	-	1,000
Net income	-	-	-	-	1,354	-	1,354
Foreign currency translation adjustment	-	-	-	-	-	985	985
Balance, December 31, 2006	92,881,301	$93	$16,506	$1,366	$3,933	$1,139	$23,037

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.) (the “Company" or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization, and development of the Company's Phoslock product line.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions

As of December 31, 2006, the Group had the following amounts due from/to related parties:-

December 31, 2006
$’000
Other receivable from Zhao Ming, CEO, director and major shareholder of Puda	$9

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited. (“Jucai Coal”), a related company with a common owner	$602

Accounts payable to Jucai Coal	$221

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$696

Other payable Zhao Yao, manager and shareholder of Puda	205

$901

Loan payable to Resources Group
-current portion	$1,300
-long-term portion	10,400

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (continued)

The future principal payments under the conveyance loan as of December 31, 2006 are as follows:

Year	December 31, 2006
$’000
2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	5,200
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

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method up to October 31, 2008 and the amounts amortized in the years ended December 31, 2006 and 2005 were $838,000 and $739,000, respectively. The unamortized amount of $6,000 as of December 31, 2006 was recorded in deferred charges.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

Interest expense on the convertible notes in the years ended December 31, 2006 and 2005 amounted to $793,000 and $114,000, respectively.

As at December 31, 2006, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC. The relevant date of March 17, 2006 for having the registration statement declared effective pursuant to the subscription agreement for the convertible notes and warrants has passed. Therefore, Puda is required to pay the penalty to investors for the delay in getting the registration statement effective. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30-day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date. The penalty was $1,204,000 for the year ended December 31, 2006, of which $1,000,000 was paid in the form of 578,634 common shares. The remaining $204,000 was recorded as a current liability and will be transferred to equity when the common shares are issued as penalty payment.

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $0.60 not in cash, but by reducing the number of common share issued to them. These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the years ended December 31, 2006 and 2005 were $3,456,000 and $1,875,000, respectively. The portion of the discount of $129,000 in the year ended December 31, 2006 related to the exercised warrants was recorded in interest expense. The unamortized amount of $165,000 was recorded in deferred charges. As of December 31, 2006, these warrants were valued at $1.26 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $1,237,000 was included in the consolidated statements of operations. In the year ended December 2006, 273,334 placement agent warrants were exercised in a cashless method and resulted in the issuance of 242,180 common shares

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

(c) As of December 31, 2006, long-term liabilities include the following:

December 31, 2006
$000
Convertible notes:
Gross amount issued	$12,500
Less: amount converted	(7,600)
Less: unamortized discount on conversion feature	(1,538)
Less: unamortized discount on note warrants	(254)
$3,108

Derivative conversion feature:
Amount allocated to conversion feature	$6,137
Less: amount transferred to equity upon conversion in 2005	(417)
Less: amount transferred to equity upon conversion in 2006	(3,314)
$2,406

Derivative warrants:
Amount allocated to investor warrants	$6,363
Placement agent warrants	5,625
Less: amount transferred to equity upon exercise in 2006	(1,671)
Less: change in fair value in 2005	(700)
Less: change in fair value in 2006	(1,237)
$8,380

11. Commitments and Contingencies

As of December 2006, the Group leased office premises under the operating lease agreement expiring in 2008.

The future minimum lease payments under the above-mentioned leases as of December 31, 2006 are as follows:-

Year	December 31, 2006
$’000
2007	$6
2008	6

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

Details of income taxes in the statements of operations are as follows:-

	Years ended December 31,
	2006	2005
	$’000	$’000
Current year provision	$7,604	$3,439

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Years ended December 31,
	2006	2005
	$’000	$’000

Income before income taxes	$8,958	$4,404

Income tax on pretax income at statutory rate	3,046	1,497
Tax effect of expenses that are not deductible in determining taxable profits	4,544	2,195
Tax effect of income that is not taxable in determining taxable profits	(421)	(238)
Effect of different tax rates of subsidiary operating inother jurisdictions	(234)	(94)
Valuation allowance	669	79

Income tax at effective rate	$7,604	$3,439

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Options (continued)

The following summarizes the share option transactions during the years:

	Number of options	Weighted average exercise price
		$
Options outstanding at December 31, 2005	165,000	9.2
(after adjusting for the 10 to 1 reverse stock split)
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(150,000)	(8.2)

Options outstanding at December 31, 2006	15,000	1

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

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this annual report on Form 10-KSB/A. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms including, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosures, and that our disclosure controls and procedures were effective at accomplishing all of the items included within the definition of disclosure controls and procedures as defined in Rule 13a-15(c) of the Exchange Act.

The Company has amended the financial statements contained in its annual report on Form 10-KSB for the fiscal year ended December 31, 2005, its quarterly reports on Forms 10-QSB for the quarterly periods ended June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, and its annual report on Form 10-KSB for the fiscal year ended December 31, 2006. The certifying officers of this Form 10-KSB/A, Zhao Ming, our Chief Executive Officer, and Jin Xia, our Chief Financial Officer, have considered the effect on the effectiveness of the Company’s disclosure controls and procedures in light of the revisions to the financial statements contained in the above reports and have determined that the Company’s disclosure controls and procedures are effective for the fiscal year ended December 31, 2006. The revisions to the financial statements relate to the complicated accounting matters as disclosed in the above referenced amendments. While the Company had the correct information and therefore believes it has effective disclosure controls and procedures, it came to an incorrect conclusion regarding applicable accounting treatments and method of presentation. The Company is currently seeking a Chief Financial Officer with more expertise in the generally accepted accounting principles of the U.S. and experience in financial reporting requirements and guidelines of the SEC.

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

Item 8B. Other information

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

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services to Shanxi Coal by its executive officers in all capacities for 2005 and 2006. No other executive officer received total annual salary and bonus payments in excess of $100,000 in any of the previous two years. Our executive officers did not receive any compensation from Puda Coal in addition to the compensation they received from Shanxi Coal. As Shanxi Coal is consolidated into Puda Coal’s financial statements, we provided the executive compensation information of Shanxi Coal.

		Annual Compensation
Name and Principal Position	Year	Salary ($) (cash or non-cash)	Bonus ($) (cash or non-cash)	Other Annual Compensation ($)		Total ($)
Zhao Ming (Chairman and Chief Executive Officer)	2006 2005	79,747 20,000	— —	— —		79,747 20,000

Zhao Yao (1)	2006 2005	79,747 20,000	— —	— —		79,747 20,000

Tian Wenwei (2)	2006	12,683	—	986	(3)	13,669
(Chief Operating Officer and Vice President)	2005	0	—	—		0

Jin Xia (Chief Financial Officer)	2006 2005	14,889 11,920	— —	— —		14,889 11,920

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

Narrative Discussion of Compensation Table

We have three executive officers, Zhao Ming, Chief Executive Officer, Jin Xia, Chief Financial Officer, and Tian Wenwei, Chief Operating Officer. The Board of Directors performs the function of compensation committee. The Board of Directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The level of our executive compensation is guided by the following two principles: (i) attract and retain talented executive personnel by providing competitive compensation opportunities; and (ii) directly link compensation to individual contribution and company performance. It is important for us to attract and retain talented executive personnel by paying them a salary at a level comparable to the market. Offering a competitive salary is designed to provide executive personnel with the benefits of compensation that is comparable to what they would receive from other comparable U.S. public companies based in China. In determining our compensation level, we reviewed the compensation information of other U.S. public companies based in China. We have not used a compensation consultant in any capacity but believe that our executive officer compensation package is comparable and competitive to similar businesses in our location of operations. We used Sorl Auto Parts, Inc., which is a comparable to us as to the size of assets and used the same financial advisors as the Registrant, and General Steel, which is another Chinese company listed on OTCBB and is in our downstream industry, as the benchmarks. In 2006, Sorl’s CEO salary was $50,000 and its CFO salary was $20,000. In 2006, General Steel’s CEO received compensation of approximately $75,000.

Our CEO, Zhao Ming, and CFO, Jin Xia, received a substantial increase in their 2006 salaries. This is due to the substantially increased responsibilities assumed by the CEO and CFO as public company officers after the Registrant completed the reverse merger in June 2005 and our improved results of operations and economic performance in the fiscal year ended December 31, 2006. Net revenue increased 166% from 2005 to 2006 and income from operations increased 148% from 2005 to 2006.

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

The China Tax Bureau approved the arrangement by issuing an approval notice to Shanxi Coal. In the years ended December 31, 2005 and 2004, Shanxi Coal has paid $251,000 and $2,968,000, respectively, to Resources Group for payment of income taxes and value-added tax (“VAT”), which were due by the end of 2004. In December 2004, Resources Group paid Shanxi Coal’s income taxes of $1,678,000 and VAT of $1,950,000 to the China Tax Bureau. In April 2005, Resources Group paid Shanxi Coal’s VAT of $251,000 to the China Tax Bureau. In September 2005, Resources Group paid Shanxi Coal’s income taxes of $2,054,000 for the China Tax Bureau. The payments from Shanxi Coal to Resources Group in 2005 were in imbursement of the income taxes and VAT paid by Resources Group for Shanxi Coal in 2004.

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

New Shanxi Liulin Jucai Plant and New Zhongyang Plant Acquisitions. We financed our acquisition of the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant through Resources Group, an entity owned 80% by Zhao Ming and 10% by Zhao Yao, for an aggregate cost of $13 million paid through a 6% secured loan amortized over 10 years. The interest rate was approximately 0.9% lower than could have been obtained from a third-party bank. Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereon are fully paid by Shanxi Coal to Resources Group. The conveyance loans financing the acquisitions are subordinated to the convertible notes issued by the Company to the investors in the November 2005 private placement. Payments by Shanxi Coal to Resources Group under the conveyance loans may not be accelerated while the Company has obligations of principal or interest outstanding to investors under the convertible notes, nor may Shanxi Coal make payments under the conveyance loan if the Company is in default to the investors under the notes. If Shanxi Coal fails to pay the principal and interest of the purchase price of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as a collateral, are revertible to Resources Group.

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

PUDA COAL, INC.

Dated: November 13, 2007	By:	/s/ Zhao Ming
Zhao Ming, Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title

(i) Principal Executive Officer:

/s/ Zhao Ming Zhao Ming	Chief Executive Officer	Dated: November 13, 2007

(ii) Principal Financial and Accounting Officer:

/s/ Jin Xia Jin Xia	Chief Financial Officer	Dated: November 13, 2007

(iii) Directors:

/s/ Zhao Ming Zhao Ming	President and Chairman of the Board	Dated: November 13, 2007

/s/ Jianfei Ni Jianfei Ni	Director	Dated: November 13, 2007

/s/ C. Mark Tang C. Mark Tang	Director	Dated: November 13, 2007

/s/ Lawrence Wizel Lawrence Wizel	Director	Dated: November 13, 2007