Form 10-Q
period 2007-09-30
Puda Coal, Inc.
filed 2007-11-14
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, September 30, 2007: 100,902,176 shares.

 * The Issuer, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act but has filed all reports required to be filed by those sections for the past 12 months.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	5-6

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	7-8

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	9

Notes to Unaudited Consolidated Financial Statements	10-36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43-45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults upon Senior Securities	47

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	48

Item 6. Exhibits	48

Signatures	49

Certifications

PUDA COAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

PUDA COAL, INC.
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2007 (unaudited)and December 31, 2006	5-6

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	7-8

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	9

Notes to Unaudited Consolidated Financial Statements	10-36

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(In thousands of United States dollars)

	Note(s)	September 30, 2007	December 31, 2006
ASSETS		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	19	$1,817	$24,943
Restricted cash	3, 19	233	233
Accounts receivable, net		7,754	7,186
Other receivables
- Related parties	4	7	9
- Third parties		6	40
Advances to suppliers
- Related parties	4	597	602
- Third parties		1,205	538
VAT recoverable		958	-
Deferred charges		-	171
Inventories	5	42,854	15,663

Total current assets		55,431	49,385

PROPERTY, PLANT AND EQUIPMENT, NET	6	15,264	9,870

INTANGIBLE ASSETS, NET	7	3,503	3,729

TOTAL ASSETS		$74,198	$62,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4,8	$1,300	$1,300
Accounts payable
- Related parties	4	205	221
- Third parties		2,714	2,531
Other payables
- Related parties	1,4	3,626	901
- Third parties		2,672	2,113
Accrued expenses		1,021	951
Income taxes payable		1,901	2,485
VAT payable		-	1,204
Distribution payable		1,069	1,026
Penalty payable	9	1,342	204

Total current liabilities		15,850	12,936

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 8	9,425	10,400
Convertible notes	9	1,798	3,108
Derivative conversion feature	9	1,149	2,406
Derivative warrants	9	6,453	8,380

Total long-term liabilities		18,825	24,294

COMMITMENTS AND CONTINGENCIES	10

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
September 30, 2007 and December 31, 2006
(In thousands of United States dollars)

	Note(s)	September 30, 2007	December 31, 2006
		(unaudited)
TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1	-	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 100,902,176 (2006: 92,881,301)	11	101	93
Paid-in capital	11	24,613	16,506
Statutory surplus reserve fund		1,366	1,366
Retained earnings		10,475	3,933
Accumulated other comprehensive income		2,968	1,139

Total stockholders’ equity		39,523	23,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$74,198	$62,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2007 and 2006
(In thousands of United States dollars, except for per share data)

		Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	Note(s)

NET REVENUE		$40,536	$42,650	$116,048	$94,364

COST OF REVENUE		(33,881)	(33,725)	(95,260)	(74,899)

GROSS PROFIT		6,655	8,925	20,788	19,465

OPERATING EXPENSES
Selling expenses		694	1,145	2,240	2,192
General and administrative expenses		452	636	1,444	1,627

TOTAL OPERATING EXPENSES		1,146	1,781	3,684	3,819

INCOME FROM OPERATIONS		5,509	7,144	17,104	15,646

INTEREST INCOME		18	26	58	38

INTEREST EXPENSE	12	(345)	(577)	(1,346)	(2,356)

DEBT FINANCING COSTS	13	(515)	(1,672)	(1,921)	(9,513)

DERIVATIVE UNREALIZED FAIR VALUE GAIN/(LOSS)	14	588	(314)	(1,260)	(3,327)

INCOME BEFORE INCOME TAXES		5,255	4,607	12,635	488

INCOME TAXES	15	(1,890)	(2,441)	(6,093)	(5,130)

NET INCOME/(LOSS)		3,365	2,166	6,542	(4,642)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		654	321	1,804	548

COMPREHENSIVE INCOME/(LOSS)		$4,019	$2,487	$8,346	$(4,094)

NET INCOME/(LOSS)		3,365	2,166	6,542	(4,642)

LESS: DIVIDENDS
Option holder preference dividend		-	(2,717)	-	(2,717)
Common dividend		-	-	-	-

UNDISTRIBUTED EARNINGS		$3,365	$(551)	$6,542	$(7,359)

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the three and nine months ended September 30, 2007 and 2006
(In thousands of United States dollars, except for per share data)

			Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
		Note(s)

BASIC EARNINGS/(LOSS) PER SHARE
- Option holder preference			$-	$0.04	$-	$0.04
- Other common holders			0.03	(0.01)	0.07	(0.10)
			$0.03	$0.03	$0.07	$(0.06)

DILUTED EARNINGS/(LOSS) PER SHARE
- Option holder preference			$-	$0.04	$-	$0.04
- Other common holders			0.03	(0.02)	0.07	(0.10)
			$0.03	$0.02	$0.07	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	-BASIC	16	100,188,544	80,654,578	97,017,522	77,920,661
	-DILUTED	16	116,548,514	118,452,056	97,023,280	77,920,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006
(In thousands of United States dollars)

		Nine months ended September 30,
	Notes	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)		$6,542	$(4,642)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Amortization of land-use rights		59	58
Depreciation		872	711
Provision for doubtful debts		1	12
Amortization of debt issue costs		6	821
Amortization of discount on convertible notes and warrants		777	7,871
Derivative unrealized fair value loss		1,260	3,327
Discount on converted shares and exercised warrants		638	1,146
Issue of common stock for services		-	21
Changes in operating assets and liabilities:
Increase in accounts receivable		(265)	(3,760)
Decrease/(increase) in other receivables		38	(1)
(Increase)/decrease in advances to suppliers		(602)	1,760
Increase in VAT recoverable		(938)	-
Increase in inventories		(26,007)	(6,041)
Increase in accounts payable		51	1,184
Increase in accrued expenses		34	236
Increase in other payables		877	902
(Decrease)/increase in income tax payable		(673)	1,056
(Decrease)/increase in VAT payable		(1,228)	218
Increase in penalty payable		1,138	821
Decrease in restricted cash		-	382

Net cash (used in)/provided by operating activities		(17,420)	6,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(5,977)	-

Net cash used in investing activities		(5,977)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		1,110	1,800
Repayment of long-term debt		(975)	(975)

Net cash provided by financing activities		135	825

Effect of exchange rate changes on cash		136	569

Net (decrease)/increase in cash and cash equivalents		(23,126)	7,476
Cash and cash equivalents at beginning of period		24,943	12,067

Cash and cash equivalents at end of period		$1,817	$19,543

Supplementary cash flow information:	17

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to September 30, 2007.

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

Shanxi Coal was established on June 7, 1995. Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Shanxi Coal were Mr. Zhao Ming (80%) and Mr. Zhao Yao (20%). Zhao Ming is the chairman and chief executive officer of Puda. Zhao Yao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Zhao Ming and Zhao Yao are brothers. On September 13, 2007, Putai entered into a Share Transfer Agreement with Zhao Ming and Zhao Yao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Zhao Ming at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Zhao Yao at a purchase price of RMB4,050,000 (approximately $538,000). The closing of the acquisition occurred on November 8, 2007, the date a Chinese government approval with respect to the acquisition was received. After the Share Transfer, Putai, Zhao Ming and Zhao Yao own 90%, 8% and 2%, respectively of Shanxi Coal.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Operating Agreements”). Under the Operating Agreements, Putai has agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). Prior to the exercise of the Option, the Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” on the unaudited consolidated statements of operations for the three and nine months ended September 30, 2006. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owned none of the outstanding equity interests in Shanxi Coal, the Operating Agreements provided Puda control over Shanxi Coal and the risks and rewards associated with equity ownership.

On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Zhao Ming and Zhao Yao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Zhao Ming at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Zhao Yao at a purchase price of RMB4,050,000 (approximately $538,000). Putai will pay the purchase price within three months of the execution of the agreements. The closing of the acquisition occurred on November 8, 2007, the date a Chinese government approval with respect to the acquisition was received. After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operation Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Zhao Yao, were terminated. The purchase price payable of $2,692,000 was included in other payables-related parties in the consolidated balance sheet as of September 30, 2007 (see Note 4).

Although the closing of the acquisition of the 90% registered capital of Shanxi Coal by Putai occurred on November 8, 2007, the acquisition was retroactively reflected in the consolidated statements of operations for the three and nine months ended September 30, 2007 and consolidated balances sheet as of September 30, 2007 as if the acquisition was effective from January 1, 2007. The caption “Option to buy-out Shanxi Coal” under temporary equity and the two class method for earnings per share calculation were no longer relevant.

As of September 30, 2007, the percentages owned by Mr. Zhao Ming and Mr. Zhao Yao in the Group companies are as follows:

•	Puda Coal, Inc.: Mr. Zhao Ming (approximately 53%); Mr. Zhao Yao (approximately 13%) held directly.

•	Puda Investment Holding Limited: Mr. Zhao Ming (approximately 53%); Mr. Zhao Yao (approximately 13%) held indirectly through Puda.

•	Shanxi Putai Resources Limited: Mr. Zhao Ming (approximately 53%); Mr. Zhao Yao (approximately 13%) held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Zhao Ming (8%); Mr. Zhao Yao (2%) held directly.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of September 30, 2007, the organizational structure of the Group is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Zhao Ming (8%) and Zhao Yao (2%)
| 100%		|
Shanxi Putai Resources Limited "Putai"	à 90%	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

These unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. Intercompany items have been eliminated.

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

The accompanying unaudited consolidated financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary for a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as reported in Form 10-KSB.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2007 and December 31, 2006, the Group did not have any cash equivalents.

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

Management considers that the Company has a 10% residual value for buildings, and a 5% residual value for other property, plant and equipment. The estimated useful lives are as follows:

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of September 30, 2007 and December 31, 2006.

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

(k) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the three and nine months ended September 30, 2007 and 2006.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(k) Foreign Currency Transactions (continued)

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

(m) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive. Prior to the exercise of the Option by Putai (see Note 1), a method akin to the two-class method was presented to reflect the presumed exercise of the Option to buy-out Shanxi Coal for the three and nine months ended September 30, 2006.

(n) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the periods presented from foreign currency translation adjustments.

3. Restricted Cash

Restricted cash of $233,000 is reserved for interest payments on convertible notes.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions

As of September 30, 2007 and December 31, 2006, the Group had the following amounts due from/to related parties:-

	September 30, 2007	December 31, 2006
	$’000	$’000

Other receivable from Zhao Ming, CEO, director and major shareholder of Puda	$7	$9
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$597	$602

Accounts payable to Jucai Coal	$205	$221
Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$725	$696

Other payable to Zhao Yao, manager and shareholder of Puda	209	205
Other payable to Zhao Ming and Zhao Yao	2,692	-

	$3,626	$901
Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	9,425	10,400

	$10,725	$11,700

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $725,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $176,000 due from Resources Group.

The amount payable to Zhao Yao represents land-use rights paid by him on behalf of Shanxi Coal (see Note 7).

The amount payable to Zhao Ming and Zhao Yao of $2,692,000 represents the purchase price for the exercise of the Option. On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the Owners of Shanxi Coal, Zhao Ming and Zhao Yao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Zhao Ming at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Zhao Yao at a purchase price of RMB4,050,000 (approximately $538,000). Putai will pay the purchase price within three months of the execution of the agreements. The closing of the acquisition accrued on November 8, 2007, the date a Chinese government approval with respect to the acquisition was received (see Note 1)

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment. In the nine months ended September 30, 2007 and 2006, rental expenses paid to Resources Group were $6,000 and $6,000, respectively. (see Note 10).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

In the three months ended September 30, 2007 and 2006, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $5,107,000 and $5,110,000, respectively. In the nine months ended September 30, 2007 and 2006, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $14,417,000 and $12,321,000, respectively.

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

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons. The Liulin County plant started formal production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started formal production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly. In the three months ended September 30, 2007, Shanxi Coal paid principal of $325,000 (2006: $325,000) and interest of $166,000 (2006: $185,000) to Resources Group. In the nine months ended September 30, 2007, Shanxi Coal paid principal of $975,000 (2006: $975,000) and interest of $513,000 (2006: $570,000) to Resources Group. Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. The conveyance loans financing the acquisitions are subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loans may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the convertible notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes. If Shanxi Coal fails to pay the principal or interest of the purchase price of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 6, 7 and 8).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

As of September 30, 2007 and December 31, 2006, inventories consist of the following:

	September 30, 2007	December 31, 2006
	$’000	$’000

Raw materials	$31,140	$12,342
Finished goods	11,714	3,321

Total	$42,854	$15,663

There was no allowance for losses on inventories as of September 30, 2007 and December 31, 2006.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment, Net

As of September 30, 2007 and December 31, 2006, property, plant and equipment consist of following:

	September 30, 2007	December 31, 2006
	$’000	$’000
Cost:
Buildings and facilities	$3,015	$2,961
Machinery equipment	13,940	8,131
Motor vehicles	-	254
Office equipment and others	-	76

	16,955	11,422

Accumulated depreciation:
Buildings and facilities	211	243
Machinery equipment	1,480	1,130
Motor vehicles	-	143
Office equipment and others	-	36

	1,691	1,552
Carrying value:
Buildings and facilities	2,804	2,718
Machinery equipment	12,460	7,001
Motor vehicles	-	111
Office equipment and others	-	40

	$15,264	$9,870

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

On June 6, 2007, Shanxi Coal entered into an Asset Exchange Agreement with an unrelated party. Pursuant to the Asset Exchange Agreement, Shanxi Coal agreed to exchange all assets of its 400,000 MT Liulin Dongqiang coal washing plant, with a book value of RMB11.5 million ($1,511,000), plus RMB45.5 million ($5,977,000) in cash, for all assets of Lingshi County Chongjie coal washing plant owned by the unrelated party, with a book value of RMB57 million ($7,488,000). The assets exchanged were measured based on recorded amounts and no gain or loss was recognized in accordance with APB Opinion No. 29 “Accounting for Nonmonetary Transactions” as amended by SFAS No. 153 “Exchange of Nonmonetary Assets”. The Lingshi County Chongjie coal washing plant, which has an annual clean coal washing capacity of 1.2 million metric tons, has started formal production in August, 2007.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment, Net (continued)

Depreciation expense for the three months ended September 30, 2007 and 2006 was approximately $379,000 and $238,000, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was approximately $872,000 and $711,000, respectively. In the nine months ended September 30, 2007, the amount included in cost of sales and general and administrative expenses was approximately $859,000 (2006: $692,000) and $13,000 (2006: $19,000), respectively.

7. Intangible Assets

	Land-use rights
	September 30, 2007	December 31, 2006
	$’000	$’000

Cost	$3,634	$3,831

Accumulated amortization	131	102

Carrying value	$3,503	$3,729

Land-use rights of $197,000 paid by Zhao Yao on behalf of Shanxi Coal are located in Liulin County, Shanxi Province and are amortized over fifty years up to March 2051 (see Note 4). These rights were transferred to an unrelated party per the Asset Exchange Agreement dated June 6, 2007 (see Note 6).

Land-use rights of $2,242,000 in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to August 4, 2055. Land-use rights of $1,392,000 in Zhongyang County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055. Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 4 and 8).

Amortization expense for the three months ended September 30, 2007 and 2006 was approximately $18,000 and $19,000, respectively. Amortization expense for the nine months ended September, 2007 and 2006 was approximately $59,000 and $58,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2007, 2008, 2009, 2010 and 2011 amounts to approximately $77,000, $77,000, $77,000, $77,000 and $77,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt

	September 30, 2007	December 31, 2006
	$’000	$’000

Conveyance loan	$10,725	$11,700
Less: current portion	(1,300)	(1,300)
Long-term portion	$9,425	$10,400

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the three months ended September 30, 2007, Shanxi Coal paid principal of $325,000 (2006: $325,000) and interest of $166,000 (2006: $185,000) to Resources Group. In the nine months ended September 30, 2007, Shanxi Coal paid principal of $975,000 (2006: $975,000) and interest of $513,000 (2006: $570,000) to Resources Group. Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Notes 4, 6 and 7).

The future principal payments under the conveyance loan as of September 30, 2007 are as follows:

Year	September 30, 2007
$’000

2007	$1,300
2008	1,300
2009	1,300
2010	1,300
2011	1,300
Thereafter	4,225
$10,725

9. Convertible Notes and Related Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt. As of September 30, 2007, $10,160,000 was converted into 20,320,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. As of September 30, 2007, 4,950,000 warrants were exercised into 4,950,000 shares of common stock.

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

As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The amount amortized in the three months ended September 30, 2007 and 2006 were $100,000 and $304,000, respectively. The amount amortized in the nine months ended September 30, 2007 and 2006 were $418,000 and $945,000, respectively. Upon conversion, the pro rata % of the amount actually converted in relation to the total convertible is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative conversion feature transferred to equity in the three months ended September 30, 2007 and 2006 were $299,000 and $172,000, respectively. The amount of derivative conversion feature transferred to equity in the nine months ended September 30, 2007 and 2006 was $1,257,000 and $1,043,000, respectively. The portion of the discount related to the converted shares of $128,000 and $144,000 in the three months ended September 30, 2007 and 2006, respectively, was recorded in interest expense. The portion of the discount related to the converted shares of $632,000 and $938,000 in the nine months ended September 30, 2007 and 2006, respectively, was recorded in interest expense. The unamortized amount of $488,000 as of September 30, 2007 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010 and the amount amortized in the three months ended September 30, 2007 and 2006 was $26,000 and $501,000, respectively. The amount amortized in the nine months ended September 30, 2007 and 2006 was $193,000 and $3,683,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative warrants transferred to equity in the three months ended September 30, 2007 and 2006 was $204,000 and $598,000, respectively. The amount of derivative warrants transferred to equity in the nine months ended September 30, 2007 and 2006 was $471,000 and $763,000, respectively. The portion of the discount of $2,000 and $51,000 related to the exercised warrants in the three months ended September 30, 2007 and 2006, respectively, was recorded in interest expense. The portion of the discount of $6,000 and $78,000 related to the exercised warrants in the nine months ended September 30, 2007 and 2006, respectively, was recorded in interest expense. The unamortized amount of $54,000 as of September 30, 2007 was offset against convertible notes.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method up to October 31, 2008 and the amounts amortized in the three months ended September 30, 2007 and 2006 were $nil and $53,000, respectively. The amounts amortized in the nine months ended September 30, 2007 and 2006 were $6,000 and $821,000, respectively.

Interest expense on the convertible notes in the three months ended September 30, 2007 and 2006 amounted to $49,000 and $194,000, respectively. Interest expense on the convertible notes in the nine months ended September 30, 2007 and 2006 amounted to $195,000 and $641,000, respectively.

As at September 30, 2007, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC. The relevant date of March 17, 2006 for having the registration statement declared effective pursuant to the subscription agreement for the convertible notes and warrants has passed. Therefore, Puda is required to pay the penalty to investors for the delay in getting the registration statement effective. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30-day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date. The penalty for the three months ended September 30, 2007 and 2006 was $383,000 and $384,000, respectively. The penalty for the nine months ended September 30, 2007 and 2006 was $1,137,000 and $821,000, respectively. As of September 30, 2007, the accrued but unpaid penalty of $1,342,000 was recorded as a current liability and will be transferred to equity when the common shares are issued as penalty payment.

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

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $0.60 not in cash, but by reducing the number of common share issued to them. These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010. The amount amortized in the three months ended September 30, 2007 and 2006 was $5,000 and $430,000, respectively. The amount amortized in the nine months ended September 30, 2007 and 2006 was $166,000 and $3,243,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative placement agent warrants transferred to equity in the three months ended September 30, 2007 and 2006 was $2,029,000 and $58,000, respectively. The amount of derivative placement agent warrants transferred to equity in the nine months ended September 30, 2007 and 2006 was $2,716,000 and $882,000, respectively. The portion of the discount of $nil and $3,000 related to the exercised warrants in the three months ended September 30, 2007 and 2006, respectively, was recorded in interest expense. The portion of the discount of $nil and $129,000 related to the exercised warrants in the nine months ended September 30, 2007 and 2006, respectively, was recorded in interest expense. As of September 30, 2007, these warrants were valued at $1.78 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $1,260,000 was included in the consolidated statements of operations. As of September 30, 2007, 1,742,040 placement agent warrants were exercised in a cashless method and resulted in the issuance of 1,293,055 common shares.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Notes and Related Warrants (continued)

(c) As of September 30, 2007 and December 31, 2006, long-term liabilities include the following:

	September 30, 2007	December 31, 2006
	$000	$000
Convertible notes:
Gross amount issued	$12,500	$12,500
Less: amount converted	(10,160)	(7,600)
Less: unamortized discount on conversion feature	(488)	(1,538)
Less: unamortized discount on note warrants	(54)	(254)
	$1,798	$3,108

Derivative conversion feature:
Amount allocated to conversion feature	$6,137	$6,137
Less: amount transferred to equity upon conversion in 2005	(417)	(417)
Less: amount transferred to equity upon conversion in 2006	(3,314)	(3,314)
Less: amount transferred to equity upon conversion in 2007	(1,257)	-
	$1,149	$2,406

Derivative warrants:
Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(471)	-
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	-
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	1,260	-
	$6,453	$8,380

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies

As of September 30, 2007, the Group leased office premises under the operating lease agreement expiring in 2008.

The future minimum lease payments under the above-mentioned lease as of September 30, 2007 are as follows:-

Year	September 30, 2007
$’000

2008	$6

The above future lease payments represent amounts payable to Resources Group (see Note 4).

On September 6, 2007, Shanxi Coal entered into an agreement with an unrelated party, pursuant to which, Shanxi Coal will purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China. As consideration, Shanxi Coal will pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash. Under the agreement, Shanxi Coal will pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report. Shanxi Coal will pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit. Shanxi Coal plans to finance the purchase through a debt facility which it is currently negotiating. If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement. As of the date of purchase, the coal mine is not operating and Shanxi Coal will construct the coal mine after the commencement permit has been obtained. As of November 6, 2007, the seller has not obtained the mining permit and Shanxi Coal has not made the first installment.

As of September 30, 2007 and December 31, 2006, the Group did not have any contingent liabilities.

11. Common Stock and Paid-in Capital

	Common Stock		Paid-in Capital
	No. of shares	$000	$000
Balance, January 1, 2007	92,881,301	$93	$16,506
Notes converted to common stock, at $0.50 per share	5,120,000	5	2,555
Exercise of warrants, at $0.60 per share	1,850,000	2	1,108
Cashless exercise of placement agent warrants	1,050,875	1	-
Derivative conversion feature transferred to equity upon conversion	-	-	1,257
Derivative warrants transferred to equity upon exercise	-	-	3,187

Balance, September 30, 2007	100,902,176	$101	$24,613

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Interest Expense

Interest expense for the three months ended September 30, 2007 and 2006 include a $49,000 (2006: $194,000) interest payment for the 8% convertible notes, a $166,000 (2006: $185,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $130,000 (2006: $198,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. Interest expense for the nine months ended September 30, 2007 and 2006 include a $195,000 (2006: $641,000) interest payment for the 8% convertible notes, a $513,000 (2006: $570,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $638,000 (2006: $1,145,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants.

13. Debt Financing Costs

Debt financing costs for the three months ended September 30, 2007 and 2006 include amortization of debt issue costs of $nil (2006: $53,000), amortization of discount on convertible notes and warrants of $132,000 (2006: $1,235,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $383,000 (2006: $384,000) (See Note 9). Debt financing costs for the nine months ended September 30, 2007 and 2006 include amortization of debt issue costs of $6,000 (2006: $821,000), amortization of discount on convertible notes and warrants of $778,000 (2006: $7,871,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $1,137,000 (2006: $821,000) (See Note 9).

14. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value gain of $588,000 in the three months ended September 30, 2007 (2006: derivative unrealized fair value loss of $314,000) and derivative unrealized fair value loss of $1,260,000 in the nine months ended September 30, 2007 (2006: $3,327,000) represented the change in fair value of the derivative warrants (see Note 9).

15. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three and nine months ended September 30, 2007 and 2006, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:-

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	$’000	$’000	$’000	$’000

Current period provision	$1,890	$2,441	$6,093	$5,130

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Taxation (continued)

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	$’000	$’000	$’000	$’000

Income before income taxes	$5,255	$4,607	$12,635	$488

Income tax on pretax income at statutory rate	1,787	1,567	4,296	166
Tax effect of expenses that are not deductible in determining taxable profits	82	829	1,681	4,645
Effect of different tax rates of subsidiary operating in other jurisdictions	(56)	(73)	(173)	(161)
Change in valuation allowance	77	118	289	480

Income tax at effective rate	$1,890	$2,441	$6,093	$5,130

As at September 30, 2007 and December 31, 2006, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $4,155,000 and $3,305,000, respectively that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2007 and December 31, 2006. The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024, 2025, 2026 and 2027 in the amounts of $132,000, $394,000, $153,000, $371,000 and $287,000, $1,968,000 and $850,000, respectively.

At September 30, 2007 and December 31, 2006, deferred tax assets consist of:

	September 30, 2007	December 31, 2006
	$’000	$’000

Net operating loss carryforwards	$1, 413	$1,124
Less: Valuation allowance	(1,413)	(1,124)

Net	$-	$-

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Basic and Diluted Weighted Average Number of Shares

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Basic weighted average number of shares	100,188,544	80,654,578	97,017,522	77,920,661
Options outstanding, after adjusting for 10 to 1 reverse split	5,758	124,724	5,758	-
Assumed conversion of notes	3,238,294	16,517,791	-	-
Assumed exercise of warrants	13,115,918	21,154,963	-	-

Diluted weighted average number of shares	116,548,514	118,452,056	97,023,280	77,920,661

The convertible notes and warrants have no dilutive effect on the basic income per share in the nine months ended September 30, 2007 and 2006, but these items and the issuance of additional penalty shares (Note 9) could potentially dilute earnings per share in the future.

17. Supplementary cash flow information

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	$’000	$’000

Cash paid during the period for:
Interest	$708	$1,211
Income taxes	$6,769	$4,074

Major non-cash transactions:
Notes converted into common shares	$2,560	$2,125
Issue of common stock for services	$-	$21
Cashless exercise of 1,468,706 placement agent warrants into 1,050,875 common shares	$-	$-

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Compensation

As at September 30, 2007 and December 31, 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split		Exercise price	Expiry date	Estimated Fair value
					$’000
150,000	15,000	(i)	$1	October 20, 2008	14

(i)	granted in 2003 to former directors/officers in consideration of services rendered.

The following summarizes the share option transactions during the period:

	Number of options	Weighted average exercise price

Options outstanding at December 31, 2006 (after adjusting for the 10 to 1 reverse stock split)	15,000	$1
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at September 30, 2007	15,000	$1

On June 29, 2007, Puda entered into a contract with a director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 10,000 shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $2.5 per share. As of September 30, 2007, the warrants have not been issued. The stock compensation cost was immaterial for the three and nine months ended September 30, 2007.

On August 3, 2007, Puda entered into a contract with another director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 12,500 shares of common stock of the Company. As of September 30, 2007, the shares of common stock have not been issued. The stock compensation cost was immaterial for the three and nine months ended September 30, 2007.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Concentrations and Credit Risk (continued)

At September 30, 2007 and December 31, 2006, the Group has a credit risk exposure of uninsured cash in banks of approximately $2,050,000 and $25,176,000. The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

Customers	Three months ended September 30, 2007		Three months ended September 30, 2006		Nine months ended September 30, 2007		Nine months ended September 30, 2006
	$’000%		$’000%		$’000%		$’000%

Customer A	$4,752	12	$9,621	23	$16,652	14	$18,228	19
Customer B	$-	-	$5,450	13	$-	-	$-	-

The following customers had balances greater than 10% of the total accounts receivable as of September 30, 2007 and December 31, 2006, respectively:

Customers	September 30, 2007		December 31, 2006
	$’000%		$’000%

Customer A	$869	11	$2,135	30
Customer B	$963	12	$-	-
Customer C	$908	12	$863	12
Customer D	$891	11	$729	10
Customer E	$-	-	$798	11
Customer F	$-	-	$739	10

20. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at September 30, 2007 and the statement of operations and cash flows for the nine months ended September 30, 2007.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Financial Information of Registrant (continued)

Balance Sheet-Parent Company Only
(In thousands of United States dollars)

September 30, 2007
ASSETS
CURRENT ASSETS
Restricted cash	$233

Total current assets	233

INVESTMENTS IN SUBSIDIARIES	42,113

TOTAL ASSETS	$42,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$25
Other payable	3,585
Penalty payable	1,342

Total current liabilities	4,952

LONG-TERM LIABILITIES
Convertible notes	1,798
Derivative conversion feature	1,149
Derivative warrants	6,453

Total long-term liabilities	9,400

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 100,902,176 shares	101
Paid-in capital	52,874
Accumulated deficit	(24,981)

Total stockholders’ equity	27,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,346

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

Nine months ended September 30, 2007

Revenue	$-

General and administrative expenses	(654)

Loss from operations	(654)

Interest expense	(833)

Debt financing costs	(1,921)

Derivative unrealized fair value loss	(1,260)

Net loss	$(4,668)

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

Nine months ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,668)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt issue costs	6
Amortization of discount on convertible notes and warrants	777
Derivative unrealized fair value loss	1,260
Discount on converted shares and exercised warrants	638
Changes in operating assets and liabilities:
Advance to subsidiary	(400)
Increase in other payable	371
Decrease in accrued expenses	(242)
Increase in penalty payable	1,138

Net cash used in operating activities	(1,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	1,110

Net cash provided by financing activities	1,110

Net decrease in cash and cash equivalents	(10)
Cash and cash equivalents at beginning of period	(15)

Cash and cash equivalents-bank overdraft at end of period	$(25)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbor created by such provisions. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda Coal” or the “Company”) and its controlled affiliates, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda Coal’s equity and debt securities. The forward-looking statements included in this 10-Q are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries and controlled affiliates. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in our Form 10-KSB filed on April 16, 2007, as amended and as updated by our Forms 10-Q filed on May 21, 2007 and August 14, 2007, and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months September 30, 2006

Net Revenue. Net revenue was $40,536,000 for the three months ended September 30, 2007, compared to $42,650,000 for the three months ended September 30, 2006, a decrease of $2,114,000, or 5%. The tonnage sales of cleaned coal decreased approximately 54,000 MT, or 11%, from approximately 546,000 MT for the three months ended September 30, 2006 to approximately 492,000 MT for the three months ended September 30, 2007. The decrease in the tonnage sales of cleaned coal was the primary reason for the decrease in our net revenue. The decrease in tonnage sales accounted for approximately 10% decrease in net revenue, which was offset by the 5% increase in net revenue due to exchange rate differences. The decrease in tonnage sales was primarily due to decreased orders of cleaned coal from existing customers for the three months ended September 30, 2007 as a result of increased competition in the market. The average selling price was approximately $81 and $81 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended September 30, 2007 and 2006, respectively.

We have significantly expanded our capacity to 3.5 million MT per year through the purchase of three new coal washing facilities in November 2005 and June 2007. The Liulin County plant (annual clean coal washing capacity of 1.1 million MT) became operational in December 2005, the Zhongyang County plant (annual clean coal washing capacity of 1.2 million MT) became operational by the end of March 2006 and the Lingshi County Chongjie plant (annual clean coal washing capacity of 1.2 million MT) became operational in August 2007. Management anticipates that China's strong economic growth will continue in 2007 and believes that this will drive the demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average selling price per ton is not expected to increase.

Cost of Revenue. Cost of revenue was $33,881,000 for the three months ended September 30, 2007, compared to $33,725,000 for the three months ended September 30, 2006, an increase of $156,000, or 0.5%. This was primarily due to an increase in the average purchase price of raw coal from approximately $47 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended September 30, 2006 to approximately $50 per ton for the three months ended September 30, 2007.

Gross Profit. Gross profit was $6,655,000 for the three months ended September 30, 2007, compared to $8,925,000 for the three months ended September 30, 2006, a decrease of $2,270,000, or 25% due to a decrease in sales volume. Gross profit margins for the three months ended September 30, 2007 and 2006 were 16% and 21%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the quarter ended September 30, 2007.

Selling Expenses. Selling expenses were $694,000 for the three months ended September 30, 2007, compared to $1,145,000 for the three months ended September 30, 2006. This represents a decrease of $451,000, or 39%, primarily due to decrease in shipping charges because of decreased tonnage sales to customers outside Shanxi Province for the three months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses were $452,000 for the three months ended September 30, 2007, compared to $636,000 for the three months ended September 30, 2006. This represents a decrease of $184,000, or 29%, primarily due to a decrease in legal and professional fees and investor relation expenses.

Income from Operations. Operating profit was $5,509,000 for the three months ended September 30, 2007, compared to $7,144,000 for the three months ended September 30, 2006. The decrease of $1,635,000, or 23%, was primarily the result of a decrease in gross profit of $2,270,000, which was offset by a decrease in operating expenses of $635,000.

Interest Expense. Interest expense was $345,000 for the three months ended September 30, 2007, compared to $577,000 for the three months ended September 30, 2006. This represents a decrease of $232,000, or 40%, and such decrease was primarily due to a decrease in interest payments of $145,000 for the 8% convertible notes, a decrease of $68,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants, and a decrease in interest payments of $19,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

Debt Financing Costs. Debt financing costs were $515,000 for the three months ended September 30, 2007, compared to $1,672,000 for the three months ended September 30, 2006. This represents a decrease of $1,157,000, or 69%, primarily due to a decrease in amortization of discount on convertible notes and warrants of $1,103,000 and a decrease in amortization of debt issue costs of $53,000.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $588,000 for the three months ended September 30, 2007 and derivative unrealized fair value loss of $314,000 for the three months ended September 30, 2006 represented a change in fair value of the warrants issued to the placement agent.

Income Before Income Taxes. Income before income taxes was $5,255,000 for the three months ended September 30, 2007, compared to $4,607,000 for the three months ended September 30, 2006. The increase of $648,000 or 14% was primarily the result of a decrease in debt financing costs of $1,157,000, an increase in derivative unrealized fair value gain of $902,000, a decrease in interest expenses of $232,000, which was offset by a decrease in operating profit of $1,635,000 for the three months ended September 30, 2007.

Income Taxes. Income taxes were $1,890,000 for the three months ended September 30, 2007, compared to $2,441,000 for the three months ended September 30, 2006, a decrease of $551,000, or 23%, due to a decrease in the operating profit of Shanxi Coal from $7,287,000 for the three months ended September 30, 2006 to $5,537,000 for the three months ended September 30, 2007. Income tax was imposed on Shanxi Coal by the China Tax Bureau. The income tax rate was 33% for the three months ended September 30, 2007 and 2006 and will be reduced to 25% effective on January 1, 2008.

Net Income. Net income was $3,365,000 for the three months ended September 30, 2007, compared to $2,166,000 for the three months ended September 30, 2006, an increase of $1,199,000, or 55%, mainly due to a decrease in debt financing costs of $1,157,000, an increase in derivative unrealized fair value gain of $902,000, a decrease in income taxes of $551,000, a decrease in interest expenses of $232,000, which was offset by a decrease in operating profit of $1,635,000 for the three months ended September 30, 2007.

Inflation and changing prices have no significant impact on the Company’s results of operations for the three months ended September 30, 2007 and 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenue. Net revenue was $116,048,000 for the nine months ended September 30, 2007, compared to $94,364,000 for the nine months ended September 30, 2006, an increase of $21,684,000, or 23%. The tonnage sales of cleaned coal increased approximately 218,000 MT, or 18%, from approximately 1,210,000 MT for the nine months ended September 30, 2006 to approximately 1,428,000 MT for the nine months ended September 30, 2007. The increase in the tonnage sales of cleaned coal was the primary reason for the increase in our net revenue. The increase in tonnage sales accounted for approximately 18% of the total 23% increase in net revenue and the remaining 5% was attributable to exchange rate differences. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers for the nine months ended September 30, 2007 as a result of the increase in the general demand for high-grade coking coal in China, which was largely driven by the substantial economic growth that China continued to experience for the nine months ended September 30, 2007. Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly causes the increased demand for the cleaned high-grade metallurgical coking coal, which we sell. The average selling price was approximately $81 and $81 (after adjusting for RMB appreciation against USD over this period) per ton for the nine months ended September 30, 2007 and 2006, respectively.

In response to this increase in general demand, we have significantly expanded our capacity to 3.5 million MT per year through the purchase of three new coal washing facilities in November 2005 and June 2007. The Liulin County plant (annual clean coal washing capacity of 1.1 million MT) became operational in December 2005, the Zhongyang County plant (annual clean coal washing capacity of 1.2 million MT) became operational by the end of March 2006 and the Lingshi County Chongjie plant (annual clean coal washing capacity of 1.2 million MT) became operational in August 2007. Management anticipates that China's strong economic growth will continue in 2007 and believes that this will drive the demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average selling price per ton is not expected to increase.

Cost of Revenue. Cost of revenue was $95,260,000 for the nine months ended September 30, 2007, compared to $74,899,000 for the nine months ended September 30, 2006, an increase of $20,361,000, or 27%. This was primarily due to an increase in sales volume and an increase in the average purchase price of raw coal from approximately $47 (after adjusting for RMB appreciation against USD over this period) per ton for the nine months ended September 30, 2006 to approximately $49 per ton for the nine months ended September 30, 2007.

Gross Profit. Gross profit was $20,788,000 for the nine months ended September 30, 2007, compared to $19,465,000 for the nine months ended September 30, 2006, an increase of $1,323,000, or 7%, due to an increase in sales volume. Gross profit margins for the nine months ended September 30, 2007 and 2006 were 18% and 21%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the nine months ended September 30, 2007.

Selling Expenses. Selling expenses were $2,240,000 for the nine months ended September 30, 2007, compared to $2,192,000 for the nine months ended September 30, 2006. This represents an increase of $48,000, or 2%, primarily due to increased sales volume for the nine months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses were $1,444,000 for the nine months ended September 30, 2007, compared to $1,627,000 for the nine months ended September 30, 2006. This represents a decrease of $183,000, or 11%, primarily due to a decrease in legal and professional fees and investor relation expenses.

Income from Operations. Operating profit was $17,104,000 for the nine months ended September 30, 2007, compared to $15,646,000 for the nine months ended September 30, 2006. The increase of $1,458,000, or 9%, was primarily the result of an increase in gross profit of $1,323,000, and a decrease in operating expenses of $135,000.

Interest Expense. Interest expense was $1,346,000 for the nine months ended September 30, 2007, compared to $2,356,000 for the nine months ended September 30, 2006. This represents a decrease of $1,010,000, or 43%, and such decrease was primarily due to a decrease of $507,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants, a decrease in interest payments of $446,000 for the 8% convertible notes, and a decrease in interest payments of $57,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

Debt Financing Costs. Debt financing costs were $1,921,000 for the nine months ended September 30, 2007, compared to $9,513,000 for the nine months ended September 30, 2006. This represents a decrease of $7,592,000, or 79%, primarily due to a decrease in amortization of discount on convertible notes and warrants of $7,093,000, and a decrease in amortization of debt issue costs of $815,000, which were offset by an increase in penalty payment of $316,000 for not having the registration statement effective by March 17, 2006.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $1,260,000 for the nine months ended September 30, 2007 and $3,327,000 for the nine months ended September 30, 2006 represented a change in fair value of the warrants issued to the placement agent.

Income Before Income Taxes. Income before income taxes was $12,635,000 for the nine months ended September 30, 2007, compared to $488,000 for the nine months ended September 30, 2006. The increase of $12,147,000 or 2,489%, was primarily the result of a decrease in debt financing costs of $7,592,000, a decrease in derivative unrealized fair value loss of $2,067,000, an increase in operating profit of $1,458,000, and a decrease in interest expenses of $1,010,000 for the nine months ended September 30, 2007.

Income Taxes. Income taxes were $6,093,000 for the nine months ended September 30, 2007, compared to $5,130,000 for the nine months ended September 30, 2006, an increase of $963,000 or 19%, due to an increase in the operating profit of Shanxi Coal from $16,031,000 for the nine months ended September 30, 2006 to $17,303,000 for the nine months ended September 30, 2007. Income tax was imposed on Shanxi Coal by the China Tax Bureau. The income tax rate was 33% for the nine months ended September 30, 2007 and 2006 and will be reduced to 25% effective on January 1, 2008.

Net Income. Net income was $6,542,000 for the nine months ended September 30, 2007, compared to net loss of $4,642,000 for the nine months ended September 30, 2006, an increase of $11,184,000, or 241%, mainly due to a decrease in debt financing costs of $7,592,000, a decrease in derivative unrealized fair value loss of $2,067,000, an increase in operating profit of $1,458,000, and a decrease in interest expenses of $1,010,000, which was offset by an increase in income taxes of $963,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $17,420,000 for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $6,082,000 for the nine months ended September 30, 2006, a decrease of $23,502,000. This was primarily due to an increase in working capital needs resulting from increased inventory.

Net cash used in investing activities of $5,977,000 for the nine months ended September 30, 2007 was related to the cash paid to acquire a new coal washing facility in June 2007. The facility has a clean coal washing capacity of 1.2 million MT and started formal production in August 2007.

Net cash provided by financing activities of $135,000 for the nine months ended September 30, 2007 was related to the repayment of long-term debt of $975,000, which was offset by cash received from the exercise of warrants of $1,110,000. Net cash provided by financing activities of $825,000 for the nine months ended September 30, 2006 was related to the repayment of long-term debt of $975,000, which was offset by cash received from the exercise of warrants of $1,800,000.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group, pursuant to which Shanxi Coal acquired two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant with an annual clean coal washing capacity of 1.1 million MT started full production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant with an annual clean coal washing capacity of 1.2 million MT started full production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, will be amortized over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly. On June 6, 2007, Shanxi Coal entered into an Asset Exchange Agreement with Lingshi Jinliao Coal & Chemical Co. Ltd. Pursuant to the Asset Exchange Agreement, Shanxi Coal agreed to exchange all assets of its 400,000 MT Liulin Dongqiang coal washing plant, with a book value of RMB11.5 million ($1,511,000), plus RMB45.5 million ($5,977,000) in cash, for all assets of Lingshi County Chongjie coal washing plant, with a book value of RMB57 million ($7,488,000). The Lingshi County Chongjie plant with an annual clean coal washing capacity of 1.2 million MT started formal production in August 2007.

On September 6, 2007, Shanxi Coal entered into an agreement with Xin Kai Yuan Hotel and Restaurant Co. Limited, pursuant to which, Shanxi Coal will purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China. As consideration, Shanxi Coal will pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash. Under the agreement, Shanxi Coal will pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit by the seller and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report by the seller. Shanxi Coal will pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit. Shanxi Coal plans to finance the purchase through a debt facility which it is currently negotiating. If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement. As of the date of purchase, the coal mine was not operating and Shanxi Coal will construct the coal mine after the commencement permit has been obtained. Shanxi Coal has to get external financing to facilitate the acquisition.

As of November 6, 2007, Xin Kai Yuan Hotel and Restaurant Co. Ltd., has not obtained the mining permit for the benefit of us. According to the agreement, we have the right to unilaterally terminate the agreement, and our management has not decided whether to terminate the agreement. If our management decides not to terminate the agreement but to proceed with the acquisition once the mining permit is obtained by the seller, the large cash payment for the coal mine acquisition will have a material impact on our liquidity. If we do not obtain sufficient external financing, our cash at hand and internally generated cash will not be sufficient to fund the acquisition. If we are not able to timely obtain external financing, we may decide not to proceed with the acquisition. If we obtain the outside financing, the funds generated from the Company’s operations may not be sufficient to pay for the interest and principal on the financing.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans, with the outstanding balance of $10,725,000 as of September 30, 2007, for the acquisition of the new Liulin County plant and the new Zhongyang County plant. We must also pay interest on the notes issued in our November 18, 2005 private placement which have an aggregate principal amount of $2,340,000, an interest rate of 8% per annum and a maturity date of October 31, 2008. Interest is payable quarterly and the principal amount is payable at the maturity date. These notes may be converted into our common stock at the conversion price of $.50 per share. The price of our stock is likely to impact our liquidity needs for payment of these notes on both a long-term and short-term basis. We believe that as our stock becomes more valuable, the note holders will be more likely to convert their notes into common stock, and we would not be required to pay the interest any longer or the principal at all, decreasing our need for cash.

Conversely, if our stock price decreases, note holders are less likely to convert and our need for cash to pay interest and principal on the notes will increase. Warrants were also issued in that private placement to acquire up to 20,050,000 shares of our common stock which are exercisable at price of $.60 per share, or an aggregate of $12,030,000. We believe that the likelihood that these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

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

After payment of RMB45.5 million ($5,977,000) cash in the acquisition of the Lingshi County Chongjie coal washing plant and significant increase in our raw coal inventory by $26,007,000 (in anticipation of continuous increase in raw coal purchase price and increased production capacity because of the new Lingshi County Chongjie plant), our cash balance was $1,817,000 as of September 30, 2007. We believe that our cash will be adequate to satisfy our anticipated cash requirements for fiscal 2007, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for our long-term business needs, including the funding of capital expenditures and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc. Our opinion concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

Putai, a wholly-owned indirect subsidiary of Puda, had an Option to purchase Shanxi Coal under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Zhao Ming and Zhao Yao, who are also the two principal shareholders of Puda. On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Zhao Ming and Zhao Yao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Zhao Ming at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Zhao Yao at a purchase price of RMB4,050,000 (approximately $538,000). Putai will pay the purchase price by December 12, 2007. The closing of the acquisition occurred on November 8, 2007, the date a Chinese government approval with respect to the acquisition was received. After the acquisition, Putai became a 90% owner of Shanxi Coal. The Operating Agreements between Shanxi Coal and Putai were terminated upon the closing of the aquisition.

The acquisition of Shanxi Coal was recommended by our audit committee, composed solely of independent directors, and was approved by all independent members of our board of directors. The Zhao brothers did not participate in or vote on the decision to acquire Shanxi Coal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, security market risk, commodity price risk, and other relevant market rate or price risks. The Company does not have any significant risks related to equity investments, security markets or derivative financial instruments as the Company does not have equity investments in privately held companies, security markets or derivative financial instruments. Nor does the Company have any significant interest rate risk, as the Company does not have bank loans, and its promissory notes and loans to related parties have fixed interest rates. The Company is exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Foreign Currency Exchange Rate Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 98% of our costs and expenses for the three months ended September 30, 2007 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99% of our assets were denominated in RMB as of September 30, 2007. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1 of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 under the heading “Risk Factors.” During the third fiscal quarter of 2007, the foreign currency translation adjustment to our comprehensive income was $0.65 million, primarily as a result of the RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% could increase (decrease) our net income by $0.2 million for the third quarter of 2007. As of September 30, 2007, our accumulated other comprehensive income was $2.94 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal increased steadily from approximately RMB360 per ton in the third quarter of 2006 to approximately RMB383 per ton in the third quarter of 2007. Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) income from operations of the Company by approximately $1.8 million for the third quarter of 2007. The Company generally has not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At September 30, 2007, we had a credit risk exposure of cash at bank of approximately $2,050,000. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers in China. Accounts receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. Our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level at accomplishing all of the items included within the definition of disclosure controls and procedures as defined in Rule 13a-15(c) of the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our Annual Report on Form 10-KSB for fiscal year 2006, as amended, and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007 for additional information concerning these and other uncertainties that could negatively impact the Company. The risks described in below and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as amended, and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

We may not be able to manage our expanding operations effectively, which could harm our business.

We have expanded rapidly by acquiring coal washing facilities in Liulin County and Zhongyang County, which have both become fully operational and have a total annual coal washing capacity of approximately 2.3 million MT. We also acquired Lingshi coal washing plant in June through an exchange of all assets of our 400,000 MT Liulin Dongqiang coal washing plant for all assets of the 1.2 million MT Lingshi County Chongjie plant. The newly acquired Lingshi plant became fully operational in August 2007. We anticipate continuous expansion in our business, both through further acquisitions and internal growth. The new facility acquisition and the overall internal growth require significant management resources that our smaller-size competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and mange our growing employee base. Further, our management will be required to maintain and expand our relationship with more suppliers and customers. Our current and planned personnel, systems, procedures and controls may not be adequate to support our further operations. If we were not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our common stock has been and may continue to be subject to considerable daily fluctuations. During the three months ended September 30, 2007, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $1.35 to $2.31 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of material customer agreements or acquisition, the operating and stock price performance of other companies that investors may deem comparable, new government restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related companies have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2007, we issued 50,000 shares of our common stock to Michael Katz upon conversion of a convertible note. Other than the initial purchase price of $25,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In July 2007, we issued 20,000 shares of our common stock to Mark & Stacia Hollman upon conversion of a convertible note. Other than the initial purchase price of $10,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In July 2007, we issued 600,000 shares of our common stock to Crestview Capital Master LLC upon conversion of a convertible note. Other than the initial purchase price of $300,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In July 2007, we issued 44,210 shares of our common stock to Kyle L. Rogers upon cashless exercise of 60,000 placement warrants and received no cash payment.

In July 2007, we issued 618,947 shares of our common stock to Timothy J. Keating upon cashless exercise of 840,000 placement warrants and received no cash payment.

In July 2007, we issued 800,000 shares of our common stock to Banca Gesfid upon warrant exercise and received a cash payment of $480,000 as exercise price.

In August 2007, we issued 500,000 shares of our common stock to Vision Opportunity upon conversion of a convertible note. Other than the initial purchase price of $250,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In August 2007, we issued 50,000 shares of our common stock to Vision Opportunity Master Fund upon conversion of a convertible note. Other than the initial purchase price of $25,000 for the note, which was paid in full in November 2005, no additional consideration was paid at the time of conversion.

In September 2007, we issued 145,263 shares of our common stock to Luca Toscani upon cashless exercise of 240,000 placement warrants and received no cash payment.

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

Date: November 14 , 2007