Form 10KSB/A
period 2006-12-31
Puda Coal, Inc.
filed 2008-02-21
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“EXCHANGE ACT”)

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Title of Class: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ *   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

Transitional Small Business Disclosure Format (Check one): Yes☐  No ☒

* The issuer, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Exchange Act but has been filing all reports required to be filed by those sections for the past 12 months.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A amends the items identified below with respect to the annual report on Form 10-KSB filed by Puda Coal, Inc. (“We” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 16, 2007 (the “Original Filing”), as amended by Amendment No. 1 to the annual report filed on November 13, 2007 (“Amendment No. 1”) for the fiscal year ended December 31, 2006.

In connection with the review of Form S-1 (Amendment No. 7 to the Company’s Registration Statement on Form SB-2) filed by the Company on January 4, 2008 and the Amendment No. 1, the SEC asked the Company to revise the Amendment No. 1 to conform to the changes made to the Form S-1 filed by the Company on February 21, 2008 in response to the SEC’s comments, including:

(i) to identify the Company’s top five customers for cleaned coking coal;

(ii) to clarify whether Jucai Coal sold to the Company a portion of its raw coal production at discount prices;

(iii) to clarify the disclosure regarding the distributions of dividends to Ming Zhao and Yao Zhao in 2003, 2004 and 2005 and to present the amounts for cash dividends per common share in the selected financial data;

(iv) to disclose the appropriate insurance coverage;

(v) to eliminate the references to Section 27A of the Securities Act of 1933 and to Section 21E of the Exchange Act;

(vi) to disclose the principle businesses of China Digital Finance Times Company and Odyssey Applied Technologies Company in the executive biography section;

(vii) to disclose the number of shares that could potentially dilute basic EPS in the future; and

(viii) to include earnings from subsidiaries in the Statements of Operations and Cash Flows-Parent Company Only.

The amendment has no impact on the Company’s balance sheet and statement of changes in stockholders’ equity for the year ended December 31, 2006.

Changes Reflected in this Form 10-KSB/A

This Form 10-KSB/A only amends certain information in the following items related to the fiscal year ended December 31, 2006:

Cover Page
Explanatory Note
Part I
Item 1 - Description of Business
Item 2 - Description of Property
Part II
Item 5 - Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities
Item 6 - Management’s Discussion and Analysis of Plan of Operation
Item 7 - Financial Statements
Consolidated Statements of Operations
Note 17 Other Financing Expenses
Note 19 Basic and Diluted Weighted Average Number of Shares
Note 26 Condensed Financial Information of Registrant
Part III
Item 9 - Directors, Executive Officers, Promoters, Controls Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Item 12 - Certain Relationships and Related Transactions and Director Independence
Signature Page
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing, as amended. Primarily these amendments are to reflect the conforming changes related to the S-1 amendment as discussed above. Except for the amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update these disclosures affected by subsequent events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this amendment), and such forward looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company’s filing made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Item 13. Exhibits	55

Item 14. Principal Accountant Fees and Services	58

Signatures	59

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

Located in Liulin County, Shanxi Province, an area known as the “King of Coal” for its high quality coking coal reserves, we are strategically located in proximity to some of the highest quality coking coal reserves suitable for steel making. We expanded our coal washing capacity to a 2.7 million MT per year through the acquisition in 2005 of two new coal washing facilities, which became operational in December 2005 and April 2006, respectively. As such a large volume supplier, we will enjoy certain advantages as we believe our primary customer base of coke and steel makers will continue to focus on suppliers that can deliver large volume, consistently high quality coking coal. We will also be well positioned to serve the demand for steel production in China - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities. These customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines which are the most cost effective method for coal transport.

In 2006, we had three cleaning facilities located in Liulin County and Zhongyang County, Shanxi Province with an annual cleaned coal washing capacity of 2,700,000 MT. Liulin and Zhongyang County are neighbor counties and are located approximately 120 miles southwest of Shanxi Coal’s executive offices in Taiyuan City. Shanxi Coal obtained approximately 2.3 million MT of annual clean coal capacity in late 2005 as the result of the acquisition of a new coal processing plant in Liulin County (the “New Shanxi Liulin Plant”) and acquisition of a new coal processing plant in Zhongyang County, Shanxi Province (the “New Zhongyang Plant”). The New Shanxi Liulin Plant became operational in December 2005 and the New Zhongyang Plant became operational in April 2006.

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

Cleaned coking coal contains fewer impurities, and the cleaning process can reduce the ash content of raw coal by 50% and lower emissions of carbon dioxide (CO 2 ) and sulfur dioxide (SO 2 ). High quality, cleaned coking coal provides increased commercial value, reduced ash content, reduced SO 2 and CO 2 emissions, and reduced transportation requirement compared to raw coking coal. Depending on customers’ specifications and requirements, we purchase different qualities of raw coking coal as inputs, mix them together and prepare them into a consistent quality, cleaned coking coal. With Shanxi Coal’s over ten years experience in mixing coal and our raw coal supply sources, we consistently provides cleaned coking coal with an external, or total, ash content of less than 9.5% and maximum 0.6% sulfur content, the industry specification for coking coal, which can be further processed (through a coking process) into coke - a primary feedstock for iron and steel making. We consistently meet or exceed these industry specifications for cleaned coking, although most steel and coke makers are forced to accept off-specification coking coal (external ash content exceeding 9.5%) due to the limited supply of specification grade coking coal.

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

Customers

Most of our current customers are China coke producers (who then sell their coke to major steel makers) and steel mills that have their own coking facilities. During 2004, we sold approximately 315,000MT of cleaned coking coal to 11 different customers, with no customer accounting for more than 15.2% of total tonnage sales. In 2005 we sold 677,654 MT of cleaned coking coal to 12 different customers, with no customer accounting for more than 15.3% of total tonnage sales. In 2006 we sold 1,758,061.60 MT of cleaned coking coal to 16 different customers, with no customer accounting for more than 20.0% of total tonnage sales. This represents an increase of over 159% from 2005, due primarily to continued strong demand from existing customers, new capacity coming on line in the fourth quarter of 2005 and the first quarter of 2006, and new customer sales.

Sales to our customers in 2006, 2005 and 2004 were as follows:

	2006
	Amount	% of
Customers	($’000)	Total
Baotou Steel Group	27,450	19.9%
Xuanhua Steel Group	13,219	9.6%
Wulin Coke	11,996	8.6%
Liulin Coal Cleaning Plant	9,968	7.2%
Liulin Jinmei Coal	9,249	6.7%
Liulin Huatai Coke	7,937	5.7%
Xiaoyi Jinyan Electricity	7,554	5.5%
Liulin Changzhong Coke	7,273	5.3%
Liulin Dongjiagou Coal Mine	7,118	5.2%
Liulin Luojiapo Coal Mine	6,565	4.8%
Jiangsu Yueda	6,211	4.5%
Shizhou Coal Gas	5,603	4.1%
Lvliang Longteng Coke	4,769	3.5%
Zhongyang Rongxin	4,487	3.3%
Gengyang Coal	4,299	3.1%
Yatai Coke	4,073	3.0%
Total	137,771	100%

	2005
Customers	Amount	% of
	($’000)	Total
Baotou Steel Group	7,858	15.2%
Liulin Coal Cleaning Plant	6,629	12.8%
Liulin Jinmei Coal	4,964	9.6%
Jiangsu Yueda	4,823	9.3%
Xiaoyi Jinyan Electricity	4,435	8.6%
Shizhou Coal Gas	4,169	8.1%
Liulin Dongjiagou Coal Mine	3,826	7.4%
Liuliang Longteng Coking Corporation	3,530	6.8%
Liulin Luojiapo Coal Mine	3,405	6.6%
Zhongyang Rongxin	3,198	6.2%
Liulin Changzhong Coke	2,548	4.9%
Liulin Huatai Coke	2,325	4.5%
Total	51,710	100%

	2004
Customers	Amount	% of
	($’000)	Total
Liudian Burning Materials	2,923	14.8%
Liulin Coal Cleaning Plant	2,664	13.5%
Xiaoyi Jinyan Corp.	2,057	10.4%
Jiansu Yancheng Clean Coal Co., Ltd.	1,904	9.6%
Xishan Coal & Electricity Company	1,874	9.5%
Shizhou Gas Company	1,777	9.0%
Baotou Steel Resources Company	1,618	8.2%
Zhonglv Company	1,556	7.9%
Zhongyang Rongxin	1,320	6.7%
Liuliang Longteng Coking Corporation	1,238	6.3%
Taiyuan Gas Company	804	4.1%
Total	19,735	100%

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

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http: www.sec.gov . The materials are also available at the SEC’s public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

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

A significant portion of our sales are dependent on a few major customers and the loss of, or significant reduction in, purchases by some or all of those largest customers could adversely affect our revenues. In 2004, a total of 57.8% of our sales in U.S. dollars were to our top five major customers, Liudian Burning Materials (14.8%), Liulin Coal Cleaning Plant (13.5%), Xiaoyi Jinyan Corp. (10.4%), Jiangsu Yueda (9.6%) and Shizhou Coal Gas (9.5%). In 2005, a total of 55.5% of our sales in U.S. dollars were to our top five major customers, Baotou Steel Group (15.2%), Liulin Coal Cleaning Plant (12.8%), Liulin Jinmei Corp. (9.6%), Jiangsu Yueda (9.3%) and Xiaoyi Jinyan Electricity (8.6%). In 2006, a total of 52.0% of our sales in U.S. dollars were to our top five major customers, Baotou Steel Group (19.9%), Xuanhua Steel Group (9.6%), Wulin Coke (8.6%), Liulin Coal Cleaning Plant (7.2%) and Liulin Jinmei Coal (6.7%). Our ability to conclude favorable terms of sale with our major customers may be substantially impaired by our reliance on these five major customers. Given the large percentage of revenues derived from the sale of cleaned coking coal to these five customers, any adverse developments in their respective operations could have an adverse impact on our results of operations. Our coal sales contracts with our customers are generally for one-year terms, which may be renewed at the end of the term for an additional one year. These agreements may not be renewed or extended and those customers may not continue to purchase cleaned coking coal from us. If purchases from these customers are significantly reduced or not renewed, our financial condition and results of operations could suffer materially.

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

Seven of our total of eight raw coking coal suppliers provided 10% or more of our total raw coal purchases in tonnage in 2004.  In 2005 and 2006, with our effort to diversify supply, only four of thirteen and one of sixteen suppliers, respectively, provided 10% or more of our total raw coal purchases in tonnage. Jucai Coal, the coal mine owned 75% by Zhao Yao, supplies us with top quality coking coal. Jucai Coal also sells top quality coking coal to other customers. Jucai Coal sold approximately 33%, 17% and 10% of its top quality raw coal production in 2006, 2005 and 2004, respectively, to us at discounted prices. The raw coking coal purchased from Jucai Coal accounted for approximately 19% and 12.5% of our total raw coal purchases in tonnage in 2003 and 2004, respectively. In 2005 we purchased approximately 13.7% of our raw coal from Jucai Coal and in 2006 we purchased 375,177.50MT raw coal from Jucai Coal. Jucai Coal is an important source of top quality coking coal to Shanxi Coal. If for any reason, Jucai Coal is unable or unwilling to supply its top quality coking coal to us in sufficient quantities, our business will be adversely affected because there are very few large top quality coking coal suppliers in reasonable proximity to our cleaning facilities. Because of our relationship with Jucai Coal, other top quality coking coal suppliers may be unwilling to supply us. In the event top quality raw coking coal is not available or is available in reduced quantities, we may incur additional processing costs and may suffer reduced processing yield if we are forced to substitute a lower grade coal, both of which will adversely impact profitability. In addition, we may not be able to acquire lower grade coal at all. The Shanxi provincial authorities have recently instituted a program to streamline the Province’s coal mining and processing facilities. Mines where we obtain coal could be shut down. Further, the closing of other mines is likely to increase demand on those remaining open, potentially creating shortages and driving up prices, all of which could adversely affect our bottom line.

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

Our insurance coverage may not be adequate. Any material loss to our properties or assets may have a material adverse effect on our financial condition and operations.

We and our subsidiaries and operating company are insured in amounts that may not adequately cover the risks of our business operations. As a result, any material loss or damage to our properties or other assets, or personal injuries arising from our business operations in excess of our insurance coverage may have a material adverse affect on our financial condition and operations.

Significant assets are subject to a lien held by a company controlled by the Zhaos and their family. If we default on the payment of the obligations secured by the lien we could lose title to assets which are necessary for the operation of our business.

We financed the acquisition of the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant through Resources Group on November 17, 2005, an entity owned 80% by Zhao Ming, 10% by Zhao Yao, 5% by Xue Ning, Zhao Ming’s wife, and 5% by Xue Yue, a second-generation cousin of Xue Ning, for an aggregate cost of $13 million paid through a 6% secured Facilities Loan amortized over 10 years. The note is secured by the assets purchased. If we default on the loan, the security could be enforced and title to the assets could be lost, having a significant negative impact on our ability to produce our products.

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

As of December 31, 2006, Zhao Ming and Zhao Yao own approximately 71.5% of the Company and upon the conversion of all of the outstanding convertible notes and the exercise of all of the outstanding warrants (“Conversion”), they will own approximately 52.6 % of our outstanding stock and, acting together, will be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, including exercising the option to purchase Shanxi Coal and pay the option purchase price of $2,717,000. In addition, Florida corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, the Zhao brothers could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may harm the market price of our ordinary shares. In addition, the interest of the Zhao brothers may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, the Zhao brothers may be influenced by interests that conflict with yours. You should not buy our common stock unless you are willing to entrust all aspects of operational control to Puda’s current management team.

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

Zhao Ming and Zhao Yao may have, or may develop in the future, conflicts of interest with us. First, they are the equity owners of Shanxi Coal and it may be in their personal economic interest to cause Shanxi Coal to disregard its contractual obligations under the Operating Agreements. As the equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. Second, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (71.5%, and 52.6 % after the Conversion), they can control the actions which we take. Zhao Ming is our CEO and Chairman of the Board. Third, the Zhao brothers control the mines from which we obtain most of our coal. We currently secure raw coal from a local Liulin County coal mines, including Jucai Coal, a coal mine that is currently 75% owned by Zhao Yao, Mr. Zhao Ming’s brother and a manager of the coal washing plants of Shanxi Coal. By limiting or eliminating our supply, the Zhao brothers, who control our coal mine supplies, could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. Furthermore, Putai, our wholly-owned indirect subsidiary, has an option to purchase Shanxi Coal (the “Option”) under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Zhao Ming and Zhao Yao, who are our two principal shareholders. Due to the cross-ownership of Puda and Shanxi Coal, the Option may be exercised outside of the control of Puda. The two principal shareholders of Puda may compel Puda to exercise the Option to buy-out Shanxi Coal, in which case Puda will have an obligation to pay the Option exercise price of $2,717,000 (RMB22,500,000, the amount of registered capital of Shanxi Coal). Such exercise of the buy-out option may not be in the best interest of Puda and its shareholders other than the Zhao brothers. In addition, the Zhao Brothers may declare dividends out of Shanxi Coal that they together receive 100% of the benefit, even though it would be in the interests of Puda for Shanxi Coal to reinvest its profits into the business.

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

Prior to our entering into the Operating Agreements, Shanxi Coal declared dividends of $1,295,000, $2,393,000 and $1,452,000 in 2003, 2004 and 2005 respectively. Of the dividends declared, we distributed $0, $3,204,000 and $944,000 in 2003, 2004 and 2005, respectively. As of December 31, 2006, $1,026,000 remained declared but unpaid. The dividends were distributed to Zhao Ming (80%) and Zhao Yao (20%). No dividend was declared in 2006. In the future, the Zhao Brothers may continue declaring dividends out of Shanxi Coal that they together receive 100% of the benefit, even though it would be in the interests of Puda for Shanxi Coal to reinvest its profits into the business.

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

The two new plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group on November 17, 2005, which is controlled by Zhao Ming (80%) and by Zhao Yao (10%). The New Shanxi Liulin County Plant, which is located in Liulin County, Shanxi province, started production in December of 2005. The New Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million. The New Zhongyang County Plant, which is located in Zhongyang County, Shanxi province, started production in March of 2006. The New Zhongyang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly. The loan is secured by the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant. Shanxi Coal pledged the Liulin and Zhongyang coal washing plants and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The purchase price payment made by Shanxi Coal to Resources Group in 2006 was $1,300,000.

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

As of December 31, 2006, Shanxi Coal maintains insurance coverage in the amount of $11,109,740 (RMB90,100,000) through The People’s Insurance Company of China as follows:

Risk Covered	Insured Amount (RMB)	Insured Amount ($)	Premium (RMB)	Premium ($)
Risk of Loss of New Equipment	10,000,000	1,233,046	36,000	4,439
Third Party Liability	100,000	12,330	887	109
Risk of Theft and Robbery	10,000,000	1,233,046	36,000	4,440
Irrespective of Percentage*	30,000,000	3,699,137	108,000	13,317
Risk of Spontaneous Combustion	30,000,000	3,699,137	15,000	1,850
Risk of Malicious Damage	10,000,000	1,233,046	36,000	4,439
Total	90,100,000	11,109,740	231,887	28,594

The Company is reviewing its insurance requirements to determine the appropriate level of coverage.

* Losses by insured perils are paid regardless of percentage.

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

Dividends

Shanxi Coal declared dividends of $1,295,000, $2,393,000 and $1,452,000 in 2003, 2004 and 2005, respectively. Of the dividends declared, we distributed $0, $3,204,000 and $944,000 in 2003, 2004 and 2005, respectively. As of December, 31, 2006, a total of $1,026,000 remained declared but unpaid. The dividends were distributed between Ming Zhao (80%) and Yao Zhao (20%). Dividends were not declared in 2006. The table below indicates the dividends Shanxi Coal declared and distributed in 2003, 2004 and 2005 (in thousands of dollars).

Dividend payable as of 12/31/02	0
Dividend declared in 2003	1,295
Dividend paid in 2003	0

Dividend payable as of 12/31/03	1,295
Dividend declared in 2004	2,393
Dividend paid in 2004	(3,204)

Dividend payable as of 12/31/04	484
Dividend declared in 2005	1,452
Dividend paid in 2005	(944)

Dividend payable as of 12/31/05	992
Plus: exchange rate difference	34
Dividend payable as of 12/31/06	1,026
.
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

Forward-Looking Statements

The following discussion may contain certain forward-looking statements. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda” or the “Company”) and its controlled affiliates, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda. Although Puda believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form S-1 will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda or any other person that the objectives and plans of Puda will be achieved.

The words “we,” “us” and “our” refer to Puda and its subsidiaries and controlled affiliates. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in this Form 10-KSB/A and incorporated herein by reference or included in our previous filings with the SEC.

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

In response to this increase in general demand, we have significantly expanded our coal washing capacity to 2.7 million MT per year through the purchase of two new coal processing facilities in November 2005. One of our new facilities became operational in December 2005 and the other became operational in April 2006. Management anticipates that China’s strong economic growth will continue in 2007 and believes that this growth will drive a strong demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average per ton sales price is not expected to increase.

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

Income from Operations. Operating profit was $22,772,000 in the year ended December 31, 2006, compared to $10,083,000 in the year ended December 31, 2005. The increase of $12,689,000, or 126%, was primarily the result of an increase in gross profit of $16,727,000, which was partially offset by an increase in operating expenses of $4,038,000.

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

Other Financing Expenses. Other financing expenses of $902,000 in the year ended December 31, 2005 mainly represented professional and regulatory charges related to the public offering of securities. No such expenses were incurred in the year ended December 31, 2006.

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

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
(In thousands of United States dollars, except per share data)

			Years ended December 31,
	Note(s)		2006	2005	2004

NET REVENUE			$137,771	$51,710	$19,735

COST OF REVENUE			(109,381)	(40,047)	(13,229)

GROSS PROFIT			28,390	11,663	6,506

OPERATING EXPENSES
Selling expenses			3,231	791	322
General and administrative expenses			2,387	789	203

TOTAL OPERATING EXPENSES			5,618	1,580	525

INCOME FROM OPERATIONS			22,772	10,083	5,981

GAIN ON SHORT-TERM INVESTMENTS			-	6	(4)

INTEREST INCOME			59	12	-

INTEREST EXPENSE	14		(4,441)	(531)	(4)

DEBT FINANCING COSTS	15		(10,669)	(4,964)	-

DERIVATIVE UNREALIZED FAIR VALUE GAIN	10(c), 16		1,237	700	-

OTHER FINANCING EXPENSES	17		-	(902)	(414)

INCOME BEFORE INCOME TAXES			8,958	4,404	5,559

INCOME TAXES	18		(7,604)	(3,439)	(1,866)

NET INCOME			1,354	965	3,693

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment			985	154	-

COMPREHENSIVE INCOME			$2,339	$1,119	$3,693

NET INCOME			1,354	965	3,693

LESS: DIVIDENDS
Option holder preference dividend	1, 2(n	)	(2,717)	(2,717)	-
Common dividend			-	-	-

UNDISTRIBUTED EARNINGS			$(1,363)	$(1,752)	$3,693

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2006	2005
BASIC EARNINGS/(LOSS) PER SHARE
- Option holder preference		$0.04	$0.04
- Other common holders		(0.02)	(0.03)
		$0.02	$0.01

DILUTED EARNINGS/(LOSS) PER SHARE
- Option holder preference		$0.04	$0.04
- Other common holders		(0.02)	(0.03)
		$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	19	80,167,110	73,950,274
-DILUTED	19	80,329,032	77,576,036

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of December 31, 2006, the organizational structure of the Group is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Zhao Ming (80%) and Zhao Yao (20%)
| 100%		|
Shanxi Putai Resources Limited "Putai"	Operating Agreements Operation and Controlà ß Economic Benefits and Risks	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

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

15. Debt Financing Costs

Debt financing costs for the year ended December 31, 2006 include amortization of debt issue costs of $838,000 (2005: $739,000), amortization of discount on convertible notes and warrants of $8,627,000 (2005: $4,225,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $1,204,000 (2005:$nil) (See Note 10).

16. Derivative Unrealized Fair Value Gain

Derivative unrealized fair value gain of $1,237,000 (2005: $700,000) represented the change in fair value of the derivative warrants (see Note 10).

17. Other Financing Expenses

Other financing expenses for the year ended December 31, 2005 mainly include $901,000 for professional and regulatory charges related to the public listing (2004: $414,000). There were no such expenses in the year ended December 31, 2006.

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

Details of income taxes in the statements of operations are as follows:-

	Years ended December 31,
	2006	2005
	$’000	$’000
Current year provision	$7,604	$3,439

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Years ended December 31,
	2006	2005
	$’000	$’000

Income before income taxes	$8,958	$4,404

Income tax on pretax income at statutory rate	3,046	1,497
Tax effect of expenses that are not deductible in determining taxable profits	4,544	2,195
Tax effect of income that is not taxable in determining taxable profits	(421)	(238)
Effect of different tax rates of subsidiary operating in other jurisdictions	(234)	(94)
Valuation allowance	669	79

Income tax at effective rate	$7,604	$3,439

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Basic and Diluted Weighted Average Number of Shares

	Years ended December 31,
	2006	2005	2004

Basic weighted average number of shares	80,167,110	73,950,274	73,750,000
Options outstanding, after adjusting for 10 to 1 reverse split	9,683	56,218	12,817
Assumed conversion of notes	-	1,742,904	-
Assumed exercise of warrants	-	1,826,640	-
Issue of penalty shares	152,239	-	-

Diluted weighted average number of shares	80,329,032	77,576,036	73,762,817

The conversion of the convertible notes and the exercise of the warrants are not assumed for the diluted calculation in the year ended December 31, 2006 because the effect would be anti-dilutive, but these items could potentially dilute earnings per share in the future. If the conversion of notes and exercise of warrants had not been anti-dilutive, the number of shares that would have been issued for the year ended December 31, 2006 would be 27,061,000.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousand of United States dollars)

Year ended December 31, 2006

Revenue:
Share of earnings from investment in subsidiaries	$16,634

Total revenue	16,634

General and administrative expenses	(1,171)

Income from operations	15,463

Interest expense	(3,691)

Debt financing costs	(10,669)

Derivative unrealized fair value gain	1,237

Net income	$2,340

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousand of United States dollars)

Year ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,340
Adjustments to reconcile net income to net cash used in operating activities
Share of earnings from investment in subsidiaries	(16,634)
Amortization of debt issue costs	838
Amortization of discount on convertible notes and warrants	8,627
Derivative unrealized fair value gain	(1,237)
Discount on converted shares and exercised warrants	2,898
Issue of common stock for services	21
Issue of common stock for penalty	1,000
Changes in operating assets and liabilities:
Advances to subsidiaries	(1,079)
Increase in other payable	523
Increase in accrued expenses	242
Increase in penalty payable	204
Decrease in restricted cash	382

Net cash used in operating activities	(1,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	1,860

Net cash provided by financing activities	1,860

Net decrease in cash and cash equivalents	(15)
Cash and cash equivalents at beginning of year	-

Cash and cash equivalents at end of year	$(15)

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

Tian Wenwei joined Puda Coal in February 2006 and was appointed to be Chief Operating Officer in November 2006. Mr. Tian was a project manager at China Digital Finance Times Company from July 2000 to August 2001 and a business analyst at Odyssey Applied Technologies Company from April to August 2002. China Digital Finance Times Company is an online securities trading company. Odyssey Applied Technologies Company focuses on commercializing a patent that uses sour gases generated from oil production to generate power.

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

Supply Agreement with Jucai Coal, a company controlled by Zhao Yao. We currently secure raw coal from a diversified pool of local Liulin County coal mines, including Jucai Coal, a coal mine that is owned 75% by Zhao Yao. Jucai Coal supplies raw coal to both Shanxi Coal and other unrelated parties. Jucai Coal sold its raw coal production in 2003 and 2004 to Shanxi Coal at discounted prices.

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

Conflicts of Interest. Zhao Ming and Zhao Yao may have, or may develop in the future, conflicts of interest with us. They are the equity owners of Shanxi Coal and it may be in their personal economic interest to cause Shanxi Coal to disregard its contractual obligations under the Operating Agreements. As the equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us ( 71.5%, and 52.6 % after the Conversion), they can control the actions which we take. Zhao Ming is our CEO and Chairman of the Board. In addition, they also control the mines from which we get most of our coal. By limiting or eliminating our coal supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group.

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

PUDA COAL, INC.

Dated: February 21, 2008	By:	/s/ Zhao Ming
Zhao Ming, Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title

(i) Principal Executive Officer:

/s/ Zhao Ming
Zhao Ming	Chief Executive Officer	Dated: February 21, 2008

(ii) Principal Financial and Accounting Officer:

/s/ Jin Xia
Jin Xia	Chief Financial Officer	Dated: February 21, 2008

(iii) Directors:

/s/ Zhao Ming
Zhao Ming	President and Chairman of the Board	Dated: February 21, 2008

/s/ Jianfei Ni
Jianfei Ni	Director	Dated: February 21, 2008

/s/ C. Mark Tang
C. Mark Tang	Director	Dated: February 21, 2008

/s/ Lawrence Wizel
Lawrence Wizel	Director	Dated: February 21, 2008