Form 10-K
period 2007-12-31
Puda Coal, Inc.
filed 2008-04-10
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“EXCHANGE ACT”)

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-85306.

PUDA COAL, INC.

(Name of small business issuer in its charter)

Florida	65-1129912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

426 Xuefu Street, Taiyuan, Shanxi Province, The People’s Republic of China	030006
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: 011 86 351 228 1302

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: N/A	Name of each exchange on which registered: N/A

Securities registered under Section 12(g) of the Exchange Act:

Title of Class: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ * No

(* Before the registrant’s registration statement on Form S-1 became effective on March 31, 2008,  the registrant, as a voluntary filer, was not subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 but had filed all reports required to be filed by those sections for the past 12 months.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $71,002,260.  Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act.

The total number of shares of common stock of the registrant that were outstanding on March 18, 2008 was 105,252,176.

PART I

Item 1. Business

BUSINESS

Overview

We are a supplier of high-grade metallurgical coking coal to the industrial sector in the People’s Republic of China (the “PRC” or “China”). Our processed coking coal is primarily purchased by coke and steel producers for the purpose of making the coke required for the steel manufacturing process. Our operations are conducted exclusively by an entity in China, Shanxi Coal, which we control through 90% indirect equity ownership.

We clean raw coking coal sourced from third-party coal mines primarily located in Liulin County, Shanxi Province and market the cleaned, high quality coking coal to coke and steel makers in our geographic market. Our current primary geographic markets include:

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

Located in Liulin County, Shanxi Province, an area known as the “King of Coal” for its high quality coking coal reserves, we are strategically located in proximity to some of the highest quality coking coal reserves suitable for steel making. We expanded our coal washing capacity to 3.5 million MT per year through the acquisition in 2005 of two new coal washing facilities, which became operational in December 2005 and April 2006, respectively and through the acquisition of another new facility in June 2007 through an assets exchange. As a large-volume supplier, we expect to continue to enjoy certain advantages as we believe our primary customer base of coke and steel makers will continue to focus on suppliers that can deliver large volume, consistently high-quality coking coal. We also expect to be well positioned to serve the demand for steel production in China - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities. These customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by railroad which is the most cost effective method for coal transport.

Prior to our expansion we had two cleaning facilities located in Liulin County, Shanxi Province with an annual cleaned coal washing capacity of 500,000MT. Liulin County and Zhongyang County are neighbor counties and are located approximately 120 miles southwest of Shanxi Coal’s executive offices in Taiyuan City. Shanxi Coal obtained approximately 2.3 million MT of annual clean coal capacity in late 2005 as the result of the acquisition of the New Shanxi Liulin Plant in Liulin County and acquisition of our New Zhongyang Plant in Zhongyang County, Shanxi Province. Both new plants are now fully operational. Shanxi Coal purchased the above two facilities from Resources Group, a related party, with a $13,000,000 secured loan amortized over 10 years and to be paid out of Shanxi Coal’s expected revenues.

We have a facility, which is located in Linshi County, which has an annual coal washing capacity of 1.2 million MT. We purchased this facility through an asset exchange with Linshi Jinliao Coal & Chemical Co. Ltd. (“Linshi Coal & Chemical”) on June 22, 2007. Upon the closing of the assets exchange, Shanxi Coal acquired all the assets of a coal washing plant of Linshi Coal & Chemical, which has an annual coal washing capacity of 1.2 million tons and a book value of RMB 57 million (approximately $7.4 million). In exchange, Linshi Coal & Chemical received RMB 45.5 million (approximately $5.9 million) in cash from Shanxi Coal and all the assets of a coal washing plant of Shanxi Coal located in Liulin County of the same province, which has an annual coal washing capacity of 400,000 tons and a book value of RMB 11.5 million (approximately $1.5 million).

We believe we should be well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries. At this time, Shanxi provincial authorities are not approving new mines that produce less than 300,000MT output per year, are closing mines that produce less than 90,000MT per year and are consolidating existing mines into larger mines with outputs between 300,000MT and 900,000MT, in an effort to streamline coal mining and processing facilities around fewer and larger operations for safety and environmental reasons as well as industry economics. By acquiring modern facilities and adhering to Shanxi Province’s emissions standards, we have adopted a business strategy that we believe fits the industry’s development path, and should make us a leader in Shanxi Province’s future coal sector. With the additional cleaning capacity and the increased annual production of high-quality coking coal from Jucai Coal, we hope to achieve continued growth in our business.

Our principal executive office is located at 426 Xuefu Street, Taiyuan City, Shanxi Province, China. Our telephone number is +86 (351) 2281302 and our facsimile number is +86 (351) 7034404.

History and Background of the Company

Puda Coal, Inc. (formerly Purezza Group, Inc.) (the “Company” or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001 to market a product called Phoslock. Phoslock is a patented product for the removal of phosphorus and other oxyanions in natural and industrial waters and wastewater streams. Prior to April 22, 2004, the Company's activities consisted of capital transactions, organization and development of the Company's Phoslock product line.

On April 23, 2004, the Company transferred all of its assets, including cash on hand, the Phoslock product line and all of the Company's rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. ("PMI"), a wholly owned subsidiary of the Company, a corporation organized in Florida. The Company's license agreement was with Integrated Mineral Technology Limited ("Integrated"), an Australian entity, and provided for certain fixed royalty payments by the Company. As part of the Company's asset transfer to PMI, PMI assumed all liabilities under the license agreement, which assumption was consented to by Integrated.

Concurrently with the asset transfer to PMI, the Company distributed on a pro rata basis all of its stock ownership in PMI to the holders of its common stock (the "Distribution"). After of this transfer and the Distribution, PMI operated independently from the Company and as a successor to the Company's Phoslock business and operations and the Company no longer had any meaningful business assets, operations or sources of revenue, but remained a public reporting company traded on the OTC Bulletin Board.

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”), an International Business Company organized in the British Virgin Islands, through a reverse merger and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI Members (Ming Zhao, Yao Zhao and Worldwide Gateway Co. Ltd.) 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1-for-10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”). The share data has been retroactively adjusted for the Reverse Split.

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

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain operating agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.) (“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

Shanxi Coal was established on June 7, 1995. Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid. Prior to our acquisition of 90% of the capital stock of Shanxi Coal on November 8, 2007, the owners of Shanxi Coal were Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%). Ming Zhao is the chairman and chief executive officer of Puda. Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Ming Zhao and Yao Zhao are brothers.

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Operating Agreements”). Under the Operating Agreements, Putai agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). The Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option was analogous to creating a second class of common stock, which was referred to as “Option holder preference” on the consolidated statements of operations. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Prior to Putai’s exercise of the Option on September 13, 2007 and the acquisition of 90% of the total capital stock of Shanxi Coal on November 8, 2007, although Puda owned none of the outstanding equity interests in Shanxi Coal, the Operating Agreements provided Puda control over Shanxi Coal and the risks and rewards associated with equity ownership.

Immediately after the Mandatory Conversion and Reverse Split, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

•	Puda Coal, Inc.: Mr. Ming Zhao (approximately 74%) and Mr. Yao Zhao (approximately 18%), held directly.

•	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 74%) and Mr. Yao Zhao (approximately 18%), held indirectly through Puda.

•	Taiyuan Putai Business Consulting Co., Ltd (now known as Shanxi Putai Resources Limited): Mr. Ming Zhao (approximately 74%) and Mr. Yao Zhao (approximately 18%), held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%), held directly.

On September 13, 2007, Putai exercised the Option to acquire 90% of the total capital stock of Shanxi Coal pursuant to a Share Transfer Agreement between Putai and the owners of Shanxi Coal, the Zhoo brothers. Upon the closing of the acquisition on November 8, 2005, the Operating Agreement and the Authorization Agreement entered into on June 24, 2005 among Putai, Shanxi coal and the owners of Shanxi Coal were terminated and, our control over Shanxi coal was changed from contractual control to equity ownership control.

Corporate Structure

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Florida corporation which owns Puda Investment Holding Limited or BVI, an International Business Company incorporated in the British Virgin Islands; BVI owns Putai, a wholly foreign-owned enterprise established under the laws of the PRC.

Our operations are conducted exclusively through Shanxi Coal, a PRC limited liability company. Prior to November 8, 2007, when our indirect wholly owned subsidiary Putai acquired 90% of the total capital stock of Shanxi Coal, Shanxi Coal was wholly owned by our Chief Executive Officer, Ming Zhao (80%) and his brother Yao Zhao (20%), who is a manger of the coal washing plants of Shanxi Coal. Both Ming Zhao and Yao Zhao are PRC citizens. Prior to the acquisition of Shanxi Coal by Putai effective on November 8, 2007, Puda did not have a direct equity interest in Shanxi Coal; however, through the Operating Agreements, our wholly owned subsidiary Putai managed and controlled the operations of Shanxi Coal and received all of the economic benefits of Shanxi Coal and bore all of the risks derived from Shanxi Coal’s operations. Through the Operating Agreements, Putai was entitled to receive 100% of the net income of Shanxi Coal, and Putai guaranteed the performance of all contracts, agreements and transactions executed by Shanxi Coal and related to Shanxi Coal’s business. The Operating Agreements consisted of the (i) Exclusive Consulting Agreement, (ii) Operating Agreement, (iii) Technology License Agreement, and (iv) Exclusive Option Agreement, each entered into on June 24, 2005. These agreements were filed with the SEC on July 18, 2005 as exhibits to a Form 8-K and are incorporated by reference as exhibits into the registration statements that contains this prospectus. Putai is a wholly foreign owned enterprise (“WFOE”) under Chinese laws. Putai’s capital stock is 100% directly owned by BVI, an International Business Company incorporated in the British Virgin Islands. BVI is a wholly-owned subsidiary of Puda Coal.

(i) Exclusive Consulting Agreement.

Under the Exclusive Consulting Agreement between Putai and Shanxi Coal, Putai agreed to provide business consulting services to Shanxi Coal as its exclusive business consulting services provider and in turn, received 30% of Shanxi Coal’s net income for each fiscal year. The business consulting services included (1) providing consulting services on Shanxi Coal’s businesses, (2) providing business consulting on management, marketing, and business planning, (3) training of management personnel, and (4) providing other business consultation and services that Shanxi Coal may reasonably request. Any intellectual property developed under this arrangement would become the property of Putai. This agreement had a term of 10 years and could be automatically renewed for an additional 10 years or any other renewal term unless terminated. During the initial or renewal term, this agreement could not be terminated by Shanxi Coal. It could be terminated by Putai at any time with a 30-day notice.

(ii) Operating Agreement.

Under the Operating Agreement among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, Putai agreed to guarantee the performance of contracts, agreements and transactions executed by Shanxi Coal and in return, Putai received 50% of Shanxi Coal’s net income for each fiscal year. Net income was calculated in accordance with U.S. GAAP based on Shanxi Coal’s financial statements as reviewed or audited by the Company’s auditors. Pursuant to the Operating Agreement, Shanxi Coal, together with Ming Zhao and Yao Zhao, agreed to not conduct any transaction which may materially affect Shanxi Coal’s assets, obligations, rights or business without prior written consent of Putai and agreed to appoint personnel recommended by Putai as the management of Shanxi Coal. This agreement had a term of 10 years and could be automatically renewed for an additional 10 years or any other renewal term unless terminated. During the initial or renewal term of the agreement, the agreement could not be terminated by Shanxi Coal or by Ming Zhao or Yao Zhao in their individual capacities as parties to the agreement. It could be terminated by Putai at any time with a 30-day notice. The option was exercised by Putai on September 13, 2007 and on November 8, 2007 Putai acquired 90% of the registered capital of Shanxi Coal.

    (iii) Technology License Agreement.

Under the Technology License Agreement between Putai and Shanxi Coal, Putai granted to Shanxi Coal a non-exclusive, world-wide, revocable license to the water supported jig washing methods for the purpose of using, designing, developing and manufacturing derivative products, providing services by applying derivative products, or selling or otherwise distributing derivative products in the coal crushing, preparation and cleaning markets. Shanxi Coal was authorized to sub-license to any third party, provided that a prior written approval from Putai was obtained and a royalty sharing agreement was reached between Shanxi Coal and Putai for such sub-license. As royalty payments, Shanxi Coal agreed to pay Putai $50,000 within 30 days after the execution of this agreement and 20% of Shanxi Coal’s net income for each fiscal year. Net income was calculated in accordance with U.S. GAAP based on Shanxi Coal’s financial statements as reviewed or audited by the Company’s auditors. This agreement did not have a fixed term. Shanxi Coal could not terminate this agreement and Putai had the right to terminate the agreement at any time with a 30-day notice.

(iv) Exclusive Option Agreement

Under the Exclusive Option Agreement among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, Ming Zhao and Yao Zhao, then holders of all of the registered capital of Shanxi Coal, granted Putai an irrevocable, exclusive right and option to acquire all of the registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). This agreement had a term of 10 years and could be automatically renewed at Putai’s election for an additional 10 years or any other renewal term. During the original or renewal term, Shanxi Coal and the Zhaos in their individual capacities as parties to the agreement could not terminate the agreement, but Putai had the right to terminate the agreement at any time with a 30-day notice.

Putai was further authorized by an Authorization from Ming Zhao and Yao Zhao dated June 24, 2005 to exercise all of the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital, including but not limited to, (i) appointment of Putai as the duly authorized representative of such holders, (ii) participation in the meeting of the holders and voting of the registered capital of Shanxi Coal, (iii) appointment of Shanxi Coal’s directors, and (iv) audit of the financial information of Shanxi Coal. This authorization had a term of 20 years, and within 3 months prior to the expiration of the original term, Putai could elect to renew the authorization for an additional 20 years or any other renewal term.

Prior to the acquisition of Shanxi Coal by Puda through Putai, although Puda did not own Shanxi Coal, under accounting principles generally accepted in the United States of America, or U.S. GAAP, Shanxi Coal was included in Puda’s consolidated financial statements because its contractual arrangements with Puda provided Puda with the risks and rewards associated with equity ownership and granted Puda control over Shanxi Coal.

The Operating Agreements appointed China International Economic and Trade Arbitration (“CIETAC”) as the dispute resolution mechanism and these agreements were governed by PRC law. In the event of a breach of the agreements, the Company would have remedies under PRC Contract Law and Company Law. According to Chapter VII of PRC Contract Law, remedies for breach of contract include specific performance, payment for damage, and corrective measures. In addition, under the Technology License Agreement, Shanxi Coal expressly acknowledged that the licensed technology was a trade secret of Putai, the disclosure of which would cause substantial harm to Putai that could not be remedied by payment of damages alone and Putai will be entitled to preliminary and permanent injunctive relief and other equitable relief for any breach of this agreement. If the Company brought an arbitration petition to CIETAC, CIETAC would be able to render an arbitration award that grants one or more forms of relief discussed above. If the breaching party did not voluntarily comply with the arbitration award, the other party could seek enforcement of the award in a Chinese court.

Ming Zhao and Yao Zhao are brothers and significant shareholders of Puda Coal. As of December 31, 2007 Ming Zhao owns 50.45% and Yao Zhao owns 12.61% of total outstanding shares of common stock of Puda Coal and assuming conversion of all of the notes and exercise of all outstanding warrants (the “Conversion”), they will own 42.1% and 10.5% of total outstanding shares of common stock, respectively.

Our company was initially structured in this way because our acquisition of Shanxi Coal would have to have been paid in cash, not stock. Chinese law would not have permitted us to acquire Shanxi Coal in exchange for stock in our company. This would have required a large influx of cash, which was not readily available to us at the time the contractual structure was designed. Structured in this way, our Company was able to accumulate funds prior to exercising our option to purchase Shanxi Coal. We established Putai as a WFOE. There are no restrictions on paying dividends from China to a WFOE.

On September 13, 2007, Putai exercised its option to acquire capital stock of Shanxi Coal and entered into a Share Transfer Agreement with the owners of Shanxi Coal, the Zhao brothers, to acquire 90% of the total registered capital of Shanxi Coal and to terminate the Operating Agreements entered into on June 24, 2005 among Putai, Shanxi Coal and the owners of Shanxi Coal. On November 8, 2007 upon the receipt of an approval of the acquisition from the Chinese government, the acquisition became effective and Putai became a 90% owner of Shanxi Coal. The Operating Agreements were terminated on the same date.

The following chart depicts our organizational structure as of December 31, 2007:

Our Business

Coal Cleaning

Coal cleaning is the physical process and the stage in coal production when the raw “run-of-mine” coal is processed into a range of cleaned, graded and uniform coal products suitable for the commercial market. Shanxi Coal specializes in providing cleaned coking coal for the steel making industry and is located in Shanxi Province - the heartland of China’s raw coal and coke production. High-quality, cleaned coking coal is best suited for making coke for purposes such as steel manufacturing.

Cleaned coking coal contains fewer impurities, and the cleaning process can reduce the ash content of raw coal by 50% and lower emissions of carbon dioxide (CO2) and sulfur dioxide (SO2). High-quality, cleaned coking coal provides increased commercial value, reduced ash content, reduced SO2 and CO2 emissions, and reduced transportation requirements compared to raw coking coal. Depending on customers’ specifications and requirements, we purchase different qualities of raw coking coal as inputs, mix them together and prepare them into a consistent quality, cleaned coking coal. With Shanxi Coal’s over ten years experience in mixing coal and our raw coal supply sources, we consistently provide cleaned coking coal with an external, or total, ash content of less than 9.5% and maximum 0.6% sulfur content, the industry specification for coking coal, which can be further processed (through a coking process) into coke - a primary feedstock for iron and steel making. We consistently meet or exceed these industry specifications for cleaned coking, although most steel and coke makers are forced to accept off-specification coking coal (external ash content exceeding 9.5%) due to the limited supply of specification grade coking coal.

To produce consistent quality clean coking coal meeting steel makers specifications (less than 9.5% external ash content and 0.6% maximum sulfur content), we mix about 55% to 60% of high quality raw coking coal by weight with 40% to 45% lower quality raw coking coal by weight. Although the supply of high quality raw coking coal is limited even in Shanxi Province, we currently have direct access to an adequate supply of the high quality raw coking coal through Jucai Coal, two related party mines and two non-related party mines. Meanwhile, the lower quality raw coking coal is available in more supply and is less difficult to source.

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

Coal Washing Industry in China; Competition

Coal plays a fundamental role in the global economy. China is both one of the largest consumers and producers of coal in the world. Based on China’s official statistics in 2005 China’s raw coal production reached 2.19 billion MT, a 15% increase over 2004. In 2006, the raw coal production was 2.38 billion MT, a 9% increase over 2005. In 2007, the raw coal production was 2.52 billion MT, a 6% increase over 2005. Coal, in its raw or processed forms, is mainly used in four major industries:

•	Coal-fired power plants

•	Steel manufacturing

•	Metallurgy of non-ferrous metals

•	Cement production

Steel production is highly dependent on high quality coking coal feedstock. Based on the statistics of International Iron and Steel Institute, China was the largest steel producer in the world producing 349 million MT and 423 million MT in 2005 and 2006, respectively, representing 31% and 34% of the world’s total steel production in 2005 and 2006, respectively. The next two largest steel producers in the world - Japan and the United States - produced a combined 207.4 million MT and 214.8 million MT in 2005 and 2006, or 18% and 17% of global production in 2005 and 2006, respectively.

Steel is a key component of the rail systems, bridges, ports, airports, construction projects and car production spearheading China’s economic growth. Based on the statistics of International Iron and Steel Institute, China’s steel consumption totaled 384.4 million MT in 2006, or 31% global steel consumption. Imports of steel fell 18% in 2005 to 27.3 million MT, from 33.2 million MT in 2004. Exports grew 36% in 2005 to reach 27 million MT from 33.2 million MT in 2004, a 25% increase.

We expect that China’s growing appetite for steel production will not slow down for some time. Real estate construction in China continues to boom, and the Beijing 2008 Olympics, the 2010 Shanghai World Expo and the Three Gorges Dam projects are expected to help fuel the growth. However, as China’s demand for steel grows, government authorities have taken the initial steps to modernize the coal, coking and steel making industries. At this time, the Shanxi provincial authorities are not approving new mines that produce less than 300,000MT output per year, are closing mines that produce less than 90,000MT per year and are consolidating existing mines into larger mines with outputs between 300,000MT and 900,000MT, in an effort to stream line coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics.

By acquiring modern cleaning facilities and adhering to Shanxi Province’s emissions standards, we believe we have adopted a business strategy that fits the industry’s development path. And with Jucai Coal’s mining improvement and expansion plans and our long-standing relations with our customers - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities - we may in the future increase our market share of cleaned coking coal sold in Shanxi Province.

In China, many coal mines do not have their own coal cleaning facilities or have inadequate cleaning capacities. Coal cleaning companies, such as Shanxi Coal, were established to meet the demand for cleaned coal. With our capacity of 3.5 million MT of annual cleaned coal, we believe that we should be able to participate in the early stages of China’s modernization of the coal, coking and steel making industries.

Although there are many coal cleaning plants located in the northeast China, the lower quality of the raw coal in this region makes these plants less competitive in the cleaned coal market, especially in the coking coal market which serves the steel making industry and coal-fired electric utilities. Lower quality coal markets include metallurgy of non-ferrous metals and cement production - neither of which are attractive market segments for us.

Raw Coal Supply

One of our competitive advantages is our access to the high-quality raw coking coal in Liulin County, Shanxi Province - an area known as China’s “King of Coal”, which has the highest processing yield and the lowest processing cost of any coking coal in China. We are not a coal mining operation and do not own any coal mines. However, our coal cleaning facilities are located in Liulin County, Shanxi Province, where high quality of coking coal reserves exists. Proximity to this high quality raw coking coal is critical to us for many reasons, including:

•
High-quality raw coking coal is needed to consistently meet our customer specifications for cleaned coking coal, with our larger customers insisting on even greater levels of quality consistency to improve the operating efficiency, pollution control and profits of our own operations.

•
If we are required to use a lower quality of raw coking coal, the yield, or the volume of cleaned coking coal produced from a MT of raw coking coal, will be reduced and adversely affect our gross margins.

•
The further the cleaning facilities are from the mines, the higher the cost to transport raw coal from the mines to the cleaning facilities, a cost typically absorbed by the coal cleaning facility. Our current and new cleaning facilities are all located in close proximity to our major raw coking coal sources, especially Jucai Coal and the other two related party mines.

Liulin County has the largest reserves of high-quality raw coking coal in China. Raw coking coal, which has a range of quality characteristics, has a maximum sulfur content of 0.6%, an internal ash content of 4% to 7%, and an external ash content of 10% to 14%. External ash content is the measure of the total ash content of the coal. The process of coal washing is applied to raw coking coal in order to reduce the amount of its external ash content, or total ash content, so that it can be used by steel manufacturers. Steel and coke makers generally require, although they do not always receive, cleaned coking coal to meet a minimum specification of maximum 0.6% sulfur content and 9.5% external, or total, ash content. Since the coal cleaning process does not reduce the internal ash content, higher quality raw coking coal is preferred for producing a consistent quality, cleaned coking coal meeting the steel and coke makers’ specifications.

We are supplied raw coking coal by a number of mines in Liulin County as well as other mines in Shanxi Province. The high-quality raw coking coal we need to source and process to meet the quality level required by steel makers is more difficult to access in China than medium and low quality raw coal, which is a commodity and more readily available. Our primary supplier of high quality raw coking coal is Jucai Coal, a coal mine that is owned 75% by Yao Zhao, a manager at the coal washing plants of Shanxi Coal and brother of our CEO, Ming Zhao, and a 12.61% (10.5% after the Conversion) stockholder of Puda. In addition to us, Jucai Coal also supplies high grade coal to other unrelated parties.

Jucai Coal has committed to supply us with our high-quality raw coking coal requirements, and as a result, we believe that we will have access to sufficient high quality coking coal to meet our needs for the foreseeable future, even as we increased our cleaned coking coal washing capacity. Jucai Coal sold us 135,273MT, 375,177MT and 343,758MT in 2005, 2006 and 2007, respectively.

We currently have a preferred supply arrangement with Jucai Coal. This agreement gives us priority over its other customers and subject to its output capacity, has agreed to supply us with our entire high quality raw coking coal requirements pursuant to a coal supply agreement. We receive favorable pricing terms which are at a RMB30 to RMB50 discount per MT from the price Jucai Coal sells its high quality raw coking coal to its other customers. Payment terms are based on industry standards of 75% of the total purchase price is paid by us to Jucai Coal at delivery with the balance due within 30 days after delivery. Furthermore, Jucai Coal is required to maintain the quality of the coking coal at high quality which requires that such coking coal shall have a maximum 4% internal ash content, maximum 0.6% sulfur content, and external ash content of less than 10%. This preferred supply agreement expires by its terms on November 17, 2015 and may be terminated sooner if both parties agree to do so.

We also source raw coking coal from two major coal mines located in Liulin County near our cleaning facilities. These mines produce quality coking coal, although not at the quality level which Jucai Coal produces. These suppliers provide raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content. These suppliers are:

•	Liujiazhuang Coal Mine - Shanxi Coal purchased about $2,522,655, $6,270,458 and $8,065,596 of raw coal from this mine in 2005, 2006 and 2007, respectively.

•	Liulin Dadongzhuang Coal Mine - Shanxi Coal purchased about $4,443,774, $5,995,774 and $7,880,949 of raw coal from this mine in 2005, 2006 and 2007, respectively.

In addition, we have access to quality raw coking coal through Resources Group, which is also controlled by Ming Zhao (80%) and by Yao Zhao (10%). Ming Zhao is CEO and Chairman of the board of directors of Puda, Yao Zhao is Ming Zhao’s brother and a manager of the coal washing plants of Shanxi Coal. They are also significant shareholders of Puda, owning 50.45% and 12.61% of our common stock, respectively (42.1% and 10.5% respectively after the Conversion).  Resources Group has raw coking coal available from Miao Wan Coal Mine in Liulin County and Zhongyang Coal Mine in Zhongyang County, Shanxi Province. These two mines produce raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content. Miao Wan Coal Mine and Zhongyang Coal Mine each have current annual production of 400,000MT, while Zhongyang Coal Mine is expected to increase its output due to upgrades and additions to their mining machinery.

We are supplied and have access to lower quality coking coal from a number of other coal mines in Shanxi Province which produce raw coking coal with an internal ash content in excess of 7%. Sources of lower quality coking coal are plentiful around our cleaning facilities, and this lower quality coking coal typically sells at a discount to the prevailing high quality raw coking coal.

In each of 2007 and 2006, we had 16 raw coal suppliers and only one of them, Jucai Coal, counted for more than 10% of our total raw coal supply for that year (10.9% in 2007 and 14.3% in 2006). In 2005, we had 13 raw coal suppliers and two of them, Jucai Coal and Liulin Dadong Zhaong Coal Mine, counted for more than 10% of our total raw coal supply for that year (13.6% and 11.0%, respectively).

Prices for raw coking coal are generally negotiated by the parties. Jucai Coal typically sells its high quality coal to third parties at the higher end of the guided price range. However, sales of its high quality coal to us are priced at the lower end of the guided price range and we currently receive a discount equal to RMB30 to RMB50 per MT from the price charged by Jucai Coal to its other customers. This favorable raw coal pricing, coupled with the high coal quality from Jucai Coal, allows us to be price competitive to obtain new business.

Operations

Prior to our recent expansion we operated two coal cleaning facilities in Liulin County, Shanxi Province. These two facilities are located in Liulin County.

•
Shanxi Liulin Jucai Plant - This facility, which we ceased operating on December 31, 2005, has an annual clean coal washing capacity of 100,000MT. It is located in Liulin County and was leased to us by Jucai Coal. The leasing agreement was entered into on December 2, 2001 for a term of 5 years. The cost for the leased capacity was approximately $604,000 annually with four quarterly payments per year. This plant is located about 5 miles from the cleaned coal storage facility used by us to store clean coal until customer pick up. The lease for this plant expired in December 31, 2005 and was not renewed.

•
Shanxi Liulin Dongqiang Plant - This facility has an annual clean coal washing capacity of 400,000MT. This facility is owned by Shanxi Coal, has a land area of approximately 1.5 hectares, and is located about 15 miles from Jucai Coal. This plant is located about ½ miles from the cleaned coal storage facility used by Shanxi Coal. Shanxi Coal significantly increased its coal cleaning capacity through its acquisition of a new facility in Liulin County, which has an annual capacity of 1.1 million MT, as well as through its acquisition of a new facility and related land use rights in Zhongyang County, Shanxi Province which has an annual capacity of 1.2 million MT. The Shanxi Liulin Dongqiang facility was exchanged for the new facilities in Liulin County and Zhongyang County.

Shanxi Coal, our operating company, has over 10 years of experience in sourcing and mixing different quality of raw coals. Since 1995, Shanxi Coal has processed about 3 million MT of different quality raw coals and we believe that because of this experience we can produce the optimum raw coking coal mix which typically results in lower effective cost per MT of raw coking coal blended input. An optimum raw coal blended input also is a primary determinate in achieving high processing yield. Processing yield is measured by the metric tons of cleaned coking coal produced per MT of raw coal blend inputs. A lower quality raw coal blend input will generally reduce the yield, which typically is about .70MT of cleaned coal per 1 MT of raw coal, although this yield is expected to increase with the new facilities. Optimizing raw coal mixing to achieve the desired clean coal specification not only allows Shanxi Coal to extend its high quality raw coal supply, but also allows it to capture a greater gross profit margin.

On the other hand, if high quality raw coals are not available, our gross margins will be adversely affected if we are required to use a greater volume of lower quality raw coal input and still produce the clean coal specification required by our customers. Two primary factors contribute to this reduced gross profit margin. First, with a higher volume of lower quality raw coal, our processing yield falls. Second, the increased lower quality raw coal content increases our processing costs per ton.

As substantially all of our business operations are conducted in China, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China, currency fluctuations and other risks relating to doing business in China. For a detailed description of these risks, see risk factors sections under the sub-heading “Risks Relating to Doing Business in China”, starting from page 19.

Expansion

We have significantly expanded our coal cleaning capacity through the acquisition of our New Shanxi Liulin Jucai Plant and the New Zhongyang Plant in 2005 and the assets exchange with Linshi Coal & Chemical regarding the Linshi Plant.

●
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

•
New Linshi Plant - This facility, which is located in Linshi County, has an annual coal washing capacity of 1.2 million MT. We purchased this facility through an asset exchange with Linshi Jinliao Coal & Chemical Co. on June 22, 2007. Upon the closing of the assets exchange, Shanxi Coal acquired all the assets of a coal washing plant of Linshi Coal & Chemical, which has an annual coal washing capacity of 1.2 million tons and a book value of RMB 57 million (approximately $7.4 million). In exchange, Linshi Coal & Chemical received RMB 45.5 million (approximately $5.9 million) in cash from Shanxi Coal and all the assets of a coal washing plant of Shanxi Coal located in Liulin County of the same province, which has an annual coal washing capacity of 400,000 tons and a book value of RMB 11.5 million (approximately $1.5 million).

We have a total annual cleaned coking coal capacity of approximately 3.5 million MT. These new facilities incorporate state-of-the-art processes and systems, including a new recycling process capable of recycling the lost raw coal volume and producing higher yield. Management expects that these new facilities will increase the yield realized on 1 MT of raw coal blend input from .69-.76 MT of cleaned coking coal to .83 MT of cleaned coking coal. The addition of this new cleaning capacity is the cornerstone of our strategic growth plan.

The New Shanxi Liulin Jucai Plant and the New Zhongyang Plant were acquired at an aggregate cost of approximately $13 million, paid through a 6% secured loan payable to Resources Group that will be amortized over 10 years. The loan is secured by the assets which were purchased.

Resources Group also has a large storage facility in Liulin County near our Shanxi Liuling Dongqiang Plant which holds cleaned coal processed in our cleaning facilities. The storage facility has a railway dock and spur with access to local rail. Resources Group also owns a coal mining equipment manufacturer and distributor. The assets held by Resources Group, owned by the Zhaos, provide us with potential access to coking coal supply, a large storage facility and machinery.

With our significant expansion of coking coal cleaning capacity, we believe that we should be well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries. At this time, Shanxi provincial authorities are not approving new mines that produce less than 300,000MT output per year, are closing mines that produce less than 90,000MT per year and are consolidating existing mines with outputs between 300,000 and 900,000 into larger mines, in an effort to stream line coal mining and processing facilities around fewer and larger operations for safety and environmental reasons, as well as industry economics. By acquiring modern facilities and adhering to Shanxi Province’s emissions standards, we have adopted a business strategy that we believe should fit the industry’s development path and should make us a leader in Shanxi Province’s coal industry.

As we strengthen our market position and increase our capacity with state-of-art, highly-efficient processing facilities and equipment, we believe we will be more competitively positioned to gain market share at the expense of small coal cleaning facilities that have less efficient processing and lack economies of scale.

Customers

Most of our current customers are China coke producers (who then sell their coke to major steel makers) and steel mills that have their own coking facilities. In 2005 we sold 677,654 MT of cleaned coking coal to 12 different customers, with no customer accounting for more than 15.3% of total tonnage sales. In 2006 we sold 1,758,062 MT of cleaned coking coal to 16 different customers, with no customer accounting for more than 20.0% of total tonnage sales. This represents an increase of 159% from 2005, due primarily to continued strong demand from existing and new customers, and increased production capacity because of the new Liulin Jucai Plant and Zhongyang Plant. In 2007, we sold 2,012,701 MT of cleaned coking coal to 18 different customers, with no customer accounting for more than 13.1% of total sales. This represents an increase of 14% from 2006, due primarily to increased demand from existing and new customers, and increased production capacity because of the new Linshi Plant.

In each of 2007 and 2006, we had 18 and 16 customers, respectively, and only one of them counted for more than 10% of our sales for that year, Baotou Steel Group (13.1% for 2007 and 19.9% for 2006). In 2005, we had 12 customers, only two of which counted for more than 10% of our sales for that year (Baotou Steel Group, 15.2% and Liulin Coal Clean Plant, 12.8%).

With rail line access to Shanxi Province, Inner Mongolia Antonomous Region, Hebei Province, Beijing and Tianjin, we can readily service the growing appetite for steel production among its long-standing coke producing and steel mill customers. Our current primary geographic markets include:

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

We believe that the outlook for China’s steel making industry also remains promising due to China’s construction boom, policies designed to boost development of the country’s western provinces, huge infrastructure projects such as the construction of the largest dam in the world (the Three Gorges Dam), the 2008 Beijing Olympic Games and the 2010 Shanghai World Expo. We further believe that coal exports will be another developing sales channel for us in the next few years.

Employees

We had approximately 245 employees as of December 31, 2007, all of whom are full-time employees. The following table shows the breakdown of the number of employees by department.

Department	Job Title / Responsibility	Number of Employees
Corporate	President, Vice Presidents, Managers	9
Finance	Finance and Accounting	10
Supply; Marketing and Sales	Purchase raw coal and maintain relationship with suppliers; Sell cleaned coal, maintain relationship with customers, and acquire new customers	34
Transportation	Short-range truck drivers (within plant)	8
Production	Produce cleaned coal	155
Quality Control	Quality check on input (raw coal) and output (cleaned coal)	17
Reception and Security	Administrative matters on reception and security	12
Total		245

Distribution

We sell our clean coking coal through a direct sales force of approximately 25 full-time employees who market directly to our customers, who are mostly coking companies that supply steel mills and steel mills with their own coking facilities. We do not have any agreements with any third-party distributors or wholesalers. While individual sales might be made to a customer who is not subject to a supply agreement if requested and we had adequate capacity at the time, most of our sales are pursuant to agreements which are signed for one-year terms, with annual renewals. Our customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines, which is the most cost effective method for coal transport.

Intellectual Property

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China’s steel making industry.

We have no patents, trademarks, other licenses, franchises, concessions or royalty agreements. In 2007, 2006 and 2005, we did not incur any expenditure on research and development activities.

Governmental Approvals

We are not required to obtain any governmental approvals for our products and we do not expect any probable government regulations on our products in the foreseeable future.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http: www.sec.gov . The materials are also available at the SEC’s public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

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

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a corporation which owns BVI, and BVI owns Putai. Our operations are conducted exclusively through Shanxi Coal, in which we own 90% of the equity interest. The operations of Shanxi Coal are our sole source of revenues. We have no operations independent of those of Putai and its subsidiaries. As a result, we are dependent upon the performance of Putai and its subsidiaries and will be subject to the financial, business and other factors affecting such subsidiaries as well as general economic and financial conditions. As substantially all of our operations are conducted through our subsidiaries, we are dependent on the cash flow of our subsidiaries to meet our obligations.

Because virtually all of our assets are held by our operating subsidiaries, the claims of our shareholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of a bankruptcy, liquidation or reorganization of the Company, our assets and those of our subsidiaries’ will be available to satisfy the claims of our shareholders only after all of Putai and its subsidiaries’ liabilities and obligations have been paid in full.

We rely on a few major customers and the loss of one of these customers could adversely affect our revenues.

A significant portion of our sales are dependent on a few major customers and the loss of, or significant reduction in, purchases by some or all of those largest customers could adversely affect our revenues. In 2005, a total of 55.5% of our sales in U.S. dollars were to our top five major customers, Baotou Steel Group (15.2%), Liulin Coal Cleaning Plant (12.8%), Liulin Jinmei Corp. (9.6%), Jiangsu Yueda (9.3%) and Xiaoyi Jinyan Electricity (8.6%). In 2006, a total of 52.0% of our sales in U.S. dollars were to our top five major customers, Baotou Steel Group (19.9%), Xuanhua Steel Group (9.6%), Wulin Coke (8.6%), Liulin Coal Cleaning Plant (7.2%) and Liulin Jinmei Coal (6.7%). In 2007, a total of 41.5% of our sales in U.S. dollars were to our top five major customers, Baotou Steel Group (13.1%), Xuanhua Steel Group (9.5%), Wulin Coke (7.2%), Liulin Coal Cleaning Plant (5.9%) and Xiaoyi Jinyan Electricity (5.8%). Our ability to conclude favorable terms of sale with our major customers may be substantially impaired by our reliance on these major customers. Given the large percentage of revenues derived from the sale of cleaned coking coal to these customers, any adverse developments in their respective operations could have an adverse impact on our results of operations. Our coal sales contracts with our customers are generally for one-year terms, which may be renewed at the end of the term for an additional one year. These agreements may not be renewed or extended and those customers may not continue to purchase cleaned coking coal from us. If purchases from these customers are significantly reduced or not renewed, our financial condition and results of operations could suffer materially.

Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on cost increases to customers.

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customer under these provisions, many agreements permit customers to terminate the contract or refuse to buy all of the quantities contracted for. Market prices for raw coking coal generally increased in most regions in China in 2005. In 2006, the price of raw coking coal rose slightly in the first two quarters and then remained steady in the last two quarters. In 2007, the price of raw coking coal rose slightly from 2006. We are not able to fully pass these cost increases on to our customers and may not be able to do so with any future increases in the cost of raw materials. Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products.

The demand for our product is cyclical and is affected by industrial economic conditions. Downturns in the economy may reduce demand for our product and our revenues could decline.

Because we do not export our product out of China, our business and operating results are primarily dependent upon China’s domestic demand for cleaned coking coal. However, because the domestic demand for coal in China is impacted by the international demand for coal, we are also susceptible to fluctuations in the international markets. The domestic and international coking coal markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in China, the global economic conditions and fluctuations in industries with high demand for coal, such as the steel and power industries. A significant decline in demand or excess supply for cleaned coking coal may have a material adverse effect on our business and results of operations.

 In addition, nearly all of our sales are concentrated in the central and northern area of China. Accordingly, we are susceptible to fluctuations in business caused by adverse economic conditions in those regions. Difficult economic conditions in other geographic areas into which we may expand may also adversely affect our business, operations and finances.

If any of Shanxi Coal’s coal sales agreements terminates or expires, our revenues and operating profits could suffer.

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

 In 2005, 2006 and 2007, with our effort to diversify supply, only four of thirteen, one of sixteen and one of eighteen suppliers, respectively, provided 10% or more of our total raw coal purchases in tonnage. Jucai Coal, the coal mine owned 75% by Yao Zhao, supplies us with top quality coking coal. Jucai Coal also sells top quality coking coal to other customers. Jucai Coal sold approximately 38%, 33% and 17% of its top quality raw coal production in 2007, 2006 and 2005, respectively, to us at discounted prices. In 2005 we purchased approximately 13.7% of our raw coal from Jucai Coal, in 2006 we purchased 375,177.50MT raw coal from Jucai Coal, which represented approximately 15.3% of our total raw coal purchases in tonnage in 2006 and in 2007 we purchased 343,758.10MT raw coal from Jucai Coal, which represented approximately 11.5% of our total raw coal purchases in tonnage in 2007. Jucai Coal is an important source of top quality coking coal to Shanxi Coal. If for any reason, Jucai Coal is unable or to supply its top quality coking coal to us in sufficient quantities or to provide coal supply to us under terms comparable to the current terms, our business will be adversely affected, as there are very few large top quality coking coal suppliers in reasonable proximity to our cleaning facilities. Because of our relationship with Jucai Coal, other top quality coking coal suppliers may be unwilling to supply us. In the event top quality raw coking coal is not available or is available in reduced quantities, we may incur additional processing costs and may suffer reduced processing yield if we are forced to substitute a lower grade coal, both of which will adversely impact profitability. In addition, we may not be able to acquire lower grade coal at all. The Shanxi provincial authorities have recently instituted a program to streamline the Province’s coal mining and processing facilities. Mines where we obtain coal could be shut down. Further, the closing of other mines is likely to increase demand on those remaining open, potentially creating shortages and driving up prices, all of which could adversely affect our bottom line.

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

We and our operating company, Shanxi Coal are highly dependent on the services of Ming Zhao and the loss of his services would have a material and adverse impact on our operations. We are also dependent upon our relationship with Ming Zhao and his brother, Yao Zhao’s other controlled businesses. Ming Zhao has been primarily responsible for the development of Shanxi Coal and the development and marketing of our products. None of the executive officers of our companies including Ming Zhao currently have formal employment agreements with Puda or Shanxi Coal. None of our companies have applied for key-man life insurance on the lives of our executives. If we were to lose the services of Ming Zhao, our ability to operate would be impaired.

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

We financed the acquisition of the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant through Resources Group, an entity owned 80% by Ming Zhao, 10% by Yao Zhao, 5% by Xue Ning, Ming Zhao’s wife, and 5% by Xue Yue, a second-generation cousin of Xue Ning, for an aggregate cost of $13 million paid through a 6% secured Facilities Loan amortized over 10 years. The note is secured by the assets purchased. If we default on the loan, the security could be enforced and title to the assets could be lost, having a significant negative impact on our ability to produce our products.

Since the Zhaos are equity owners of Resources Group they may have a conflict of interest with the Company. If the lien is enforced after a default, the secured assets would be transferred to an entity which is owned by them. Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. As the equity owners of 10% of the registered capital of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos and their family. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (currently 63.06% and 52.6% upon the Conversion), they can control the actions which we take. Ming Zhao is our CEO and Chairman of the board of directors. In addition, the Zhao brothers also control the mines from which we get most of our coal. By limiting or eliminating our supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. See also the risk below, “Our principal stockholders have significant control over the company and may have conflicts of interest with the company.”

Because we are expanding capacity, we may be forced to make sales to customers with inadequate or unknown creditworthiness. We may not be able to collect receivables which are incurred by these customers.

Our ability to receive payment for cleaned coal depends on the continued creditworthiness of our customers. In order to pay our expansion costs, we may be required to make sales to customers who are less creditworthy than our historical customers. Our customer base may change if our sales increase because of our added cleaning capacity. If we are not able to collect our receivables, our profitability will be negatively affected.

We may not be able to integrate our new expanded operations, which may result in diminished capacity and decreased sales revenues.

We have recently significantly expanded our production capacity through the acquisition of three new facilities, the New Shanxi Liulin Jucai Plant, the New Zhongyang Plant and the new Shanxi Linshi Plant. These facilities have completed testing and are now fully operational. We may not be able to successfully integrate these new operations and capitalize on any of the opportunities from these new facilities. We will be required to add and train personnel, expand management information systems, deal with any engineering and technical problems which may arise and control expenses. We have also incurred new debt of $13 million in the form of a 6% secured loan amortized over 10 years in order to finance the two new facilities. If we do not successfully address our increased management needs or we are otherwise unable to manage growth effectively, our operating results could be materially and adversely affected and our ability to repay the secured loan could be impaired, possibly resulting in a default and a loss of the new facilities, which are pledged as collateral. Moreover, we may not be able to sell any or all of the cleaned coal that any newly-constructed capacity could produce, and there is no assurance that we will be able to source sufficient raw coal to allow it to utilize such additional processing capacity.

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

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including its levels of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the Chinese government has been reforming its economic system. These policies and measures may from time to time be modified or revised. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. Furthermore, while the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, some of these measures may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Also, since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth including certain levels of price controls on raw coking coal. Such controls could cause our margins to be decreased. In addition, such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition. Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material and adverse effect on the overall economic growth of China, and could adversely affect our business operations.

There are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in China. The interpretation and application of existing Chinese laws, regulations and policies, and the stated positions of the Chinese authorities may change and possible new laws, regulations or policies will impact our business and operations. For example, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that tax authorities in China may challenge the transfer prices that we have used for related party transactions among our entities in China in the future. Because of the evolving nature of the law, it will be difficult for us to manage and plan for changes that may arise. Our business is and will continue to be subject central, provincial, local and municipal regulation and licensing in China. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process. Compliance with foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, will increase the risk of investing in our stock.

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

The government regulation of our coal processing operations imposes additional costs on us, and future regulations could increase those costs or limit our ability to crush, clean and process coking coal. China’s central, provincial and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. We are required to prepare and present to China’s central, provincial and local authorities data pertaining to the effect or impact that any proposed processing of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement, expansion or continuation of our coal processing operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially and adversely affect our operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us and our customers to change operations significantly or incur increased costs. Certain sales agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

It will be difficult for any shareholder of our company to commence a legal action against our executives. Other than the stock of our subsidiaries, we have no assets in the United States.

We conduct substantially all of our operations through our control of Shanxi Coal. Shanxi Coal and substantially all of Shanxi Coal’s assets are located in Shanxi Province, China. Other than our stock in our direct subsidiary, Puda Investments Holding Limited, an International Business Company incorporated in the British Virgin Islands, we have no assets in the United States. In addition, all of our executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgments of courts.

Restrictions on Chinese currency may limit our ability to obtain operating capital and could restrict our ability to move funds out of China and to pay dividends.

The Chinese currency, “Renminbi”, or “RMB”, is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support Shanxi Coal’s business operations in the future and could impair the ability of Shanxi Coal to pay dividends or other distributions to Puda. We rely on the Chinese government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. Shanxi Coal receives all of its revenues in Renminbi, which is not freely convertible into other foreign currencies. Under our current structure, our income is derived from payments from Shanxi Coal through Putai and BVI. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. Current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations.

In order to pay dividends, a conversion of Renminbi into U.S. dollar is required. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of Shanxi Coal to meet its cash needs, and to pay dividends to Puda. However, Putai is presently classified as a wholly-owned foreign enterprise, or WFOE, in China that has verifiable foreign investment in China, funding having been made through an official Chinese banking channel. Because Putai qualifies for treatment as a WFOE, it can convert Renminbi, declare dividends and its funds can be repatriated to Puda in the United States under current laws and regulations in China, subject to limitations and restrictions imposed by Chinese laws, such as the SAFE notices issued by the State Administration of Foreign Exchange. However, the Chinese laws governing foreign currency exchange are evolving, and changes in such laws or their interpretation or application may adversely affect the ability to convert Renminbi, declare dividends and repatriate funds to the United States. Because our cash flow is dependent on dividend distributions from our subsidiaries in China, we may be restricted from distributing dividends to stockholders if we do not receive distributions of dividends from our subsidiaries.

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

Putai, which is held by an offshore vehicle, BVI, received its SAFE approval prior to the issuance of the initial January 24, 2005 notice. However, Putai has not notified SAFE of the recent ownership changes of BVI in connection with the Exchange Agreement in the reverse merger. Further, to our knowledge, none of the shareholders of Puda who are Chinese residents has complied with the new SAFE registration requirements under Circular No. 75 with respect to their ownership in an offshore enterprise. Under Circular No. 75, previously established offshore structures for which registrations have not yet been made with SAFE are required to be completed by March 31, 2006. Puda has not complied with the SAFE No. 75 and is working on the compliance process.  Penalties for non-compliance which may be issued by SAFE can impact the PRC resident investors as well as the onshore subsidiary. However, certain matters related to implementation of Circular No. 75 remain unclear or untested. As a result, Putai may be impacted by potential penalties which may be issued by SAFE. For instance, remedial action for violation of the SAFE requirements may be to restrict the ability of Putai to repatriate and distribute its profits to BVI and ultimately, to Puda in the United States. The results of non-compliance are uncertain, and there is no assurance that such penalties and other remedial measures will not have a material adverse impact upon our financial condition and results of operations. In addition, now that Puda recently caused Putai to exercise its option to acquire 90% of the capital stock of Shanxi Coal pursuant to the Exclusive Option Agreement dated June 24, 2005, Puda and the equity owners of Shanxi Coal have not been and may not be able to complete all the necessary filings and obtain the necessary registrations required by Circular No. 75. Although Circular No. 75 has removed the requirement for MOFCOM approval, the burdens that remain under the SAFE registration process may still restrict our ability to control and manage Shanxi Coal and could adversely affect our business and prospects.

We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of December 31, 2007, the last trading day in 2007, Renminbi appreciated to approximately 7.3046 Renminbi per U.S. Dollar. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results. Results of Shanxi Coal’s operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

We do not qualify or meet the requirements for the listing and/or quotation of our common stock on the NASDAQ Capital Market and the American Stock Exchange. If we determine that we would like to pursue such listing and attempt to meet the listing standards, in order to achieve the minimum required price per share, we would have to effect a reverse stock split which could reduce the overall value of your investment.

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

A substantial majority of Puda’s outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a our outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. The SEC recently amended Rule 144 and, effective February 15, 2008, non-affiliates may sell restricted securities without volume limitations or other requirements after having held the securities for six months. If a substantial number of shares of our stock are sold under the amended Rule 144 or other exemption, it could cause the price our stock to go down. The number of restricted securities that could be sold in the next 12 months under Rule 144, effective February 15, 2008, are (i) 15,281,661 shares of common stock, which includes 4,480,000 common stock issuable upon conversion of our outstanding convertible notes, 10,525,074 shares of common stock (excluding penalty shares issued to investors due to delay in making S-1 effective), and 276,587 penalty shares, (ii) 740,460 shares of common stock issuable upon exercise of the warrants that were issued to placement agent or its employees and have a cashless exercise feature and (iii) assuming all holders of the warrants which do not permit a cashless exercise all exercise their warrants and pay the exercise price in full as of the date of this registration statement, 15,600,000 shares of common stock issued upon the warrant exercise.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

As of December 31, 2007, Ming Zhao and Yao Zhao own in total approximately 63.06% of the Company and upon the conversion of all of the outstanding convertible notes and the exercise of all of the outstanding warrants the underlying stock of which is being registered in this offering (“Conversion”), they will own in total approximately 52.6% of our outstanding stock and, acting together, will be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. In addition, Florida corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained by consent action, without any meeting of stockholders, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, the Zhao brothers could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of the Zhao brothers may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, the Zhao brothers may be influenced by interests that conflict with yours. You should not buy our common stock unless you are willing to entrust all aspects of operational control to Puda’s current management team.

Our principal stockholders have significant control over the company and may have conflicts of interest with the company.

Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. First, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (63.06%, and 52.65%  after the Conversion), they can control the actions which we take. Ming Zhao is our CEO and Chairman of the board of directors. Second, the Zhao brothers control the mines from which we obtain most of our coal. We currently secure raw coal from local Liulin County coal mines, including Jucai Coal, a coal mine that is 75% owned by Yao Zhao, Mr. Ming Zhao’s brother and a manager of the coal washing plants of Shanxi Coal. By limiting or eliminating our supply, the Zhao brothers, who control our coal mine supplies, could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. In addition, the Zhao Brothers may declare dividends out of Shanxi Coal, in which they own 10% of the direct equity interest even though it would be in the interests of Puda for Shanxi Coal, to reinvest its profits into the business.

The conversion of outstanding derivative securities could cause your ownership in the company to be diluted and may decrease the value of your investment.

Outstanding derivative securities and current and future obligations to issue Puda’s securities to various parties may dilute the value of your investment. As of December 31, 2007, excluding warrants, there were 15,000 options exercisable at $1.00 per share which expire on October 20, 2008. The weighted average exercise price of these options is $1.00. For the length of time these warrants and options are outstanding, the holders thereof will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such derivative securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with Puda’s common stock.

We do not intend to pay dividends in the foreseeable future.

In 2005, Shanxi Coal declared dividends of $1,452,000, payable to Ming Zhao (80%) and Yao Zhao (20%), of which $460,000 was paid in 2005 and $992,000 remains unpaid. No dividend was declared in 2006 and 2007. We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash contributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any. See “Dividend” on page 26.

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

We were formerly known as Purezza Group, Inc., and were originally formed to market Phoslock, a patented product to remove phosphorus and other oxyanions in natural and industrial waters and wastewater streams. On April 23, 2004, we transferred all of our assets including, cash on hand, the Phoslock product line, and all of our rights under a license agreement for the use of the Phoslock product line, to Purezza Marketing, Inc. However, such transfer did not eliminate any liabilities which we might have had while operating as the Purezza Group, Inc. or our operations relating to the Phoslock product line. For example, we could be held responsible for the cost of environmental clean-up of a contaminated site, if, while we were operating as the Purezza Group, Inc. we contaminated some real property in connection with our operations, even though the current management of our company was not involved with the operations at that time. Other potential liabilities could be based upon a product liability claim based upon an allegation that the Phoslock product caused personal injury or property damage, or a breach of contract.

We may be subject to regulatory scrutiny and sustain a loss of public confidence if we are unable to satisfy regulatory requirements relating to our internal controls over financial reporting and/or we have material internal control weaknesses which may result in material financial reporting errors.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting beginning with our annual report filed for a fiscal year ending on or after December 15, 2007 and have our independent registered public accounting firm attest to such evaluation for fiscal years ending on or after December 15, 2008. Compliance with these requirements can be expensive and time-consuming. While we believe that we met and will continue to be able to meet the applicable deadlines, no assurance can be given that we will meet the required deadlines in future years. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation when we are required to have such attestation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2007, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see Part II - Item 9A(T) – “Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Item 2. Properties

Shanxi Coal has the following facilities for the production of cleaned coking coal:

The lease for the Shanxi Liulin Jucai Plant, which Shanxi Coal leased from Jucai Coal, expired on December 31, 2005 and was not renewed. Shanxi Coal has significantly increasing its coal cleaning capacity through its acquisition of a new facility in Liulin County, which has an annual capacity of 1.1 million MT, as well as through its acquisition of a new facility and related land use rights in Zhongyang County, Shanxi Province which has an annual capacity of 1.2 million MT.

The two new plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group on November 17, 2005, which is controlled by Ming Zhao (80%) and by Yao Zhao (10%). The New Shanxi Liulin County Plant, which is located in Liulin County, Shanxi province, started production in December of 2005. The New Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million. The New Zhongyang County Plant, which is located in Zhongyang County, Shanxi province, started production in April of 2006. The New Zhongyang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly. The loan is secured by the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant. Shanxi Coal pledged the Liulin and Zhongyang coal washing plants and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The annual purchase price payment made by Shanxi Coal to Resources Group in 2006 and 2007 were $1,300,000.

Our new Linshi Plant, which is located in Linshi County, has an annual coal washing capacity of 1.2 million MT. We purchased this facility through an asset exchange with Linshi Coal & Chemical on June 22, 2007. Upon the closing of the asset exchange, Shanxi Coal acquired all the assets of a coal washing plant of Linshi Coal & Chemical, which has an annual coal washing capacity of 1.2 million tons and a book value of RMB 57 million (approximately $7.4 million). In exchange, Linshi Coal & Chemical received RMB 45.5 million (approximately $5.9 million) in cash from Shanxi Coal and all the assets of a coal washing plant of Shanxi Coal located in Liulin County of the same province, which has an annual coal washing capacity of 400,000 ton and a book value of RMB 11.5 million (approximately $1.5 million).

The management believes that the above facilities are in good condition and suitable for the cleaned coking coal production.

Shanxi Coal entered into agreements with Resources Group in 2001 to lease an office as headquarters office of Shanxi Coal, which is in Taiyuan, Shanxi, and certain equipment. In 2005, the rents paid were approximately $24,000. In 2006, the rents expense paid to Resource Group was $6,000. This lease expired at the end of 2006 and has been renewed for another five years. In 2007, the rents paid to Resource Group was $6,000.

We do not own or lease any undeveloped property, and all the above facilities are currently in good working condition. We do not have any plan for property improvement or development in the foreseeable future.

As of December 31, 2007, Shanxi Coal maintained insurance coverage in the amount of $32,474,213 (RMB246,200,000) through The People’s Insurance Company of China as follows:

Risk Covered	Insured Amount (RMB)	Insured Amount ($)	Premium (RMB)	Premium ($)
Risk of Loss of New Equipment	18,000,000	2,374,232	64,800	8,547
Third Party Liability	200,000	26,380	1,774	234
Risk of Theft and Robbery
Irrespective of Percentage *	110,000,000	14,509,194	396,000	52,233
Risk of Spontaneous Combustion	43,000,000	5,671,776	154,800	20,418
Risk of Malicious Damage	75,000,000	9,892,632	270,000	35,613
Total	246,200,000	32,474,213	887,374	117,046

The Company is reviewing its insurance requirements to determine the appropriate level of coverage.

*Losses by insured perils are paid regardless of percentage.

Item 3. Legal Proceedings

There is currently no material, pending legal proceedings against us or with respect to any of our property.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol, “PUDC.OB” on the OTC Bulletin Board, Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low sales prices for the periods presented have been adjusted to reflect stock splits:

	High**	Low**
2006
March 31, 2006	4.700	1.950
June 30, 2006	6.35	3.00
September 30, 2006	3.80	2.54
December 31, 2006	4.95	1.30

2007
March 31, 2007	1.340	0.770
June 30, 2007	0.83	2.59
September 30, 2007	1.24	2.36
December 31, 2007	2.11	0.78

*
10-for-1 stock split occurred September 8, 2005; the high price of $3.90 occurred prior to the split; the post-split high for the quarter was $2.300; the low of $1.000 occurred before the split; the post-split low was $1.05

**	Source: Yahoo! Finance

Holders

As of December 31, 2007 there were 105,252,176 shares outstanding and approximately 137 holders of record of our common stock. See “Security Ownership of Certain Beneficial Owners and Management.”

Dividend

In 2005, Shanxi Coal declared dividends of $1,452,000, payable to Ming Zhao (80%) and Yao Zhao (20%), of which $460,000 was paid in 2005 and $992,000 remains unpaid. No dividend was declared in 2006 and 2007.

Any future determination as to the declaration and payment of dividends on Puda’s common stock will be made at the discretion of Puda’s board of directors out of funds legally available for such purpose. Puda is under no contractual obligations or restrictions to declare or pay dividends on its common stock. In addition we currently have no plans to pay such dividends. However, even if we wish to pay dividends, because our cash flow is dependent on dividend distributions from our subsidiaries, we may be restricted from distributing dividends to our holders of common stock in the future if at the time we were unable to obtain sufficient dividend distributions from Shanxi Coal or Putai. We acquired 90% of the total capital stock of Shanxi Coal. Under current law there is no restriction on a PRC company’s ability to pay dividends to its shareholders because its shareholders are not Chinese, however, various factors could limit the ability of Shanxi Coal and Putai to distribute dividends to their shareholders, including the obligations of Shanxi Coal and Putai under the laws of China to maintain and continuously fund certain Chinese government mandated reserve accounts and foreign currency exchange regulations. The board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

Securities Authorized for Issuance under Equity Compensation Plans

We have not reserved any securities for issuance under any equity compensation plan, as we currently have not adopted any equity compensation plan.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer

We did not purchase any of our equity securities in 2007.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2007 are derived from the audited consolidated financial statements of Puda Coal, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

SELECTED FINANCIAL DATA

	Year ended December 31,

	2007	2006	2005	2004	2003
	$’000	$’000	$’000	$’000	$’000
OPERATIONS DATA

Revenues	$165,267	$137,771	$51,710	$19,735	$13,397

Net income	10,874	1,354	965	3,693	2,402

Option holder preference dividend	—	(2,717)	(2,717)	—	—
(Loss)/income applicable to common Shares	$10,874	$(1,363)	$(1,752)	$3,693	2,402

Income/(loss) per common share (basic and diluted)	$0.11	$(0.02)	$(0.03)	$0.05	$0.03

Cash dividends declared per common Share	$—	$—	$0.02	$0.03	$0.02

BALANCE SHEET DATA
Total assets	$81,264	$62,984	$46,701	$11,344	$11,707
Convertible notes and warrants	$7,421	$13,894	$18,925	$—	$—
Other Long-term debt	$9,100	$10,400	$11,700	$—	$—
Shareholders' equity	$48,581	$23,037	$6,082	$7,149	$5,849

QUARTERLY FINANCIAL DATA

Unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements, related notes and other financial information and the Company's quarterly reports on Forms 10-Q and 10-QSB for the fiscal years 2007 and 2006.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year Ended December 31, 2007
Revenues	$37,415	38,097	40,536	$49,219	$165,267
Gross profit	$7,505	6,628	6.655	$7,827	$28,615
Net income/(loss)	$3,847	(670)	3,365	$4,332	$10,874
Option holder preference dividend	$—	—	—	$—	$—
Income/(loss) applicable to common shares	$3,847	(670)	3,365	$4,332	$10,874
Income/(loss) per common share - basic and diluted	$0.04	(0.00)	0.03	$0.04	$0.11

Year Ended December 31, 2006
Revenues	$20,771	$30,943	$42,650	$43,407	$137,771
Gross profit	$4,513	$6,027	$8,925	$8,925	$28,390
Net (loss)/income	$(6,445)	$(363)	$2,166	$5,996	$1,354
Option holder preference dividend	$(2,717)	$—	$—	$—	$(2,717)
(Loss)/income applicable to common shares	$(9,162)	$(363)	$2,166	$5,996	$(1,363)
(Loss)/income per common share -basic	$(0.13)	$(0.00)	$0.03	$0.08	$(0.02)
(Loss)/income per common share -diluted	$(0.13)	$(0.00)	$0.02	$0.09	$(0.02)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our results of operations and financial condition in conjunction with the audited financial statements contained herein. Unless otherwise specified, all dollar amounts are in U.S. dollars.

Forward-Looking Statements

The following discussion may contain certain forward-looking statements. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda” or the “Company”) and its subsidiaries, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda. Although Puda believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda or any other person that the objectives and plans of Puda will be achieved.

The words “we,” “us”, “our” and Puda” refer to Puda Coal, Inc. and its subsidiaries. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our ability to remediate or otherwise mitigate any material weakness in internal control over financial reporting or significant deficiencies that have been and may be further identified; and (d) other risks that are discussed in this Form 10-K and incorporated herein by reference or included in our previous filings with the SEC.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenue. Net revenue was $165,267,000 for the year ended December 31, 2007, compared to $137,771,000 for the year ended December 31, 2006, an increase of $27,496,000, or 20%. The tonnage sales of cleaned coal increased approximately 255,000 MT, or 15%, from approximately 1,758,000 MT for the year ended December 31, 2006 to approximately 2,013,000 MT for the year ended December 31, 2007. The increase in the tonnage sales of cleaned coal was the primary reason for the increase in our net revenue. The increase in tonnage sales accounted for approximately 15% of the total 20% increase in net revenue and the remaining 5% was attributable to currency exchange rate differences. The increase in tonnage sales was primarily due to increased purchases of cleaned coal from existing and new customers for the year ended December 31, 2007 as a result of the increase in the general demand for high-grade coking coal in China, which was largely driven by the economic growth that China continued to experience for the year ended December 31, 2007. Steel is a key component of rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly causes the increased demand for the cleaned high-grade metallurgical coking coal, which we sell. The average selling price was approximately $82 and $82 (after adjusting for RMB appreciation against USD over this period) per ton for the years ended December 31, 2007 and 2006, respectively.

In response to this increase in general demand, we have significantly expanded our capacity to 3.5 million MT per year through the purchase of three new coal washing facilities in November 2005 and June 2007. The Liulin County plant (annual clean coal washing capacity of 1.1 million MT) became operational in December 2005, the Zhongyang County plant (annual clean coal washing capacity of 1.2 million MT) became operational by the end of March 2006 and the Lingshi County Chongjie plant (annual clean coal washing capacity of 1.2 million MT) became operational in August 2007. In June 2007, we exchanged all assets of our 400,000 MT Liulin Dongqiang coal washing plant for all assets of the Lingshi County Chongjie plant. Management anticipates that China's strong economic growth will continue in 2008 and believes that this will drive the demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply. As a result, notwithstanding the expected strong demand, our average selling price per ton is not expected to increase.

Cost of Revenue. Cost of revenue was $136,652,000 for the year ended December 31, 2007, compared to $109,381,000 for the year ended December 31, 2006, an increase of $27,271,000, or 25%. This was primarily due to an increase in the average purchase price of raw coal from approximately $48 (after adjusting for RMB appreciation against USD over this period) per ton for the year ended December 31, 2006 to approximately $50 per ton for the year ended December 31, 2007.

Gross Profit. Gross profit was $28,615,000 for the year ended December 31, 2007, compared to $28,390,000 for the year ended December 31, 2006, an increase of $225,000, or 1% due to an increase in sales volume. Gross profit margins for the years ended December 31, 2007 and 2006 were 17% and 21%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal during the fiscal year ended December 31, 2007.

Selling Expenses. Selling expenses were $2,975,000 for the year ended December 31, 2007, compared to $3,231,000 for the year ended December 31, 2006. This represents a decrease of $256,000, or 8%, primarily due to decrease in shipping charges because of decreased tonnage sales to customers outside Shanxi Province for the year ended December 31, 2007.

General and Administrative Expenses. General and administrative expenses were $2,215,000 for the year ended December 31, 2007, compared to $2,387,000 for the year ended December 31, 2006. This represents a decrease of $172,000, or 7%, primarily due to a decrease in legal and professional fees and investor relation expenses.

Income from Operations. Operating profit was $23,425,000 for the year ended December 31, 2007, compared to $22,772,000 for the year ended December 31, 2006. The increase of $653,000, or 3%, was primarily the result of a decrease in operating expenses of $428,000 and an increase in gross profit of $225,000.

Interest Expense. Interest expense was $1,577,000 for the year ended December 31, 2007, compared to $4,441,000 for the year ended December 31, 2006. This represents a decrease of $2,864,000, or 64%, and such decrease was primarily due to a decrease of $2,235,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants, a decrease in interest payments of $553,000 for the 8% convertible notes, and a decrease in interest payments of $76,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

Debt Financing Costs. Debt financing costs were $2,422,000 for the year ended December 31, 2007, compared to $10,669,000 for the year ended December 31, 2006. This represents a decrease of $8,247,000, or 77%, primarily due to a decrease in amortization of discount on convertible notes and warrants of $7,732,000, a decrease in amortization of debt issue costs of $832,000, which was offset by an increase in penalty payment of $317,000 for not having the registration statement effective by March 17, 2006.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $343,000 for the year ended December 31, 2007 and derivative unrealized fair value gain of $1,237,000 for the year ended December 31, 2006 represented a change in fair value of the warrants issued to the placement agent.

Income Before Income Taxes. Income before income taxes was $19,166,000 for the year ended December 31, 2007, compared to $8,958,000 for the year ended December 31, 2006. The increase of $10,208,000, or 114%, was primarily the result of a decrease in debt financing costs of $8,247,000, a decrease in interest expenses of $2,864,000, an increase in operating profit of $653,000, which was offset by an increase in derivative unrealized fair value loss of $1,580,000 for the year ended December 31, 2007.

Income Taxes. Income taxes were $8,292,000 for the year ended December 31, 2007, compared to $7,604,000 for the year ended December 31, 2006, an increase of $688,000, or 9%, due to an increase in the operating profit of Shanxi Coal from $23,402,000 for the year ended December 31, 2006 to $23,980,000 for the year ended December 31, 2007. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules The income tax rate was 33% for the years ended December 31, 2007 and 2006 and was reduced to 25% effective on January 1, 2008.

Net Income. Net income was $10,874,000 for the year ended December 31, 2007, compared to $1,354,000 for the year ended December 31, 2006, an increase of $9,520,000, or 703%, mainly due to a decrease in debt financing costs of $8,247,000, a decrease in interest expenses of $2,864,000, an increase in operating profit of $653,000, which was offset by an increase in derivative unrealized fair value loss of $1,580,000, and an increase in income taxes of $688,000 for the year ended December 31, 2007.

Inflation have no significant impact on our results of operations for the years ended December 31, 2007 and 2006.

Liquidity and Capital Resources

Net cash used in operating activities was $3,120,000 for the year ended December 31, 2007, compared to net cash provided by operating activities of $11,296,000 for the year ended December 31, 2006, a change of $14,416,000. This was primarily due to an increase in working capital needs resulting from increased inventory.

Net cash used in investing activities of $7,910,000 for the year ended December 31, 2007 was related to the payment of $1,799,000 to Ming Zhao and Yao Zhao for the purchase of equity interest in Shanxi Coal, the cash paid to acquire a new coal washing facility of $5,977,000 in an assets exchange in June 2007, and the cash paid to acquire fixed assets of $134,000 in October 2007. The facility has a clean coal washing capacity of 1.2 million MT and started formal production in August 2007.

Net cash provided by financing activities of $501,000 for the year ended December 31, 2007 was related to cash received from the exercise of warrants of $3,600,000, which was offset by the repayment of long-term debt of $1,300,000. Net cash provided by financing activities of $560,000 for the year ended December 31, 2006 was related to cash received from the exercise of warrants of $1,860,000, which was offset by the repayment of long-term debt of $1,300,000.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group, pursuant to which Shanxi Coal acquired two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant with an annual clean coal washing capacity of 1.1 million MT started full production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant with an annual clean coal washing capacity of 1.2 million MT started full production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, will be amortized over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly. On June 6, 2007, Shanxi Coal entered into an Asset Exchange Agreement with Lingshi Jinliao Coal & Chemical Co. Ltd. Pursuant to the Asset Exchange Agreement, Shanxi Coal agreed to exchange all assets of its 400,000 MT Liulin Dongqiang coal washing plant, with a book value of RMB11.5 million ($1,511,000), plus RMB45.5 million ($5,977,000) in cash, for all assets of Lingshi County Chongjie coal washing plant, with a book value of RMB57 million ($7,488,000).  The Lingshi County Chongjie plant with an annual clean coal washing capacity of 1.2 million MT started production in August 2007.

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

As of April 3, 2008, Xin Kai Yuan Hotel and Restaurant Co. Ltd., had not obtained the mining permit for the benefit of us. According to the agreement, we have the right to unilaterally terminate the agreement, and our management has not decided whether to terminate the agreement. If our management decides not to terminate the agreement but to proceed with the acquisition once the mining permit is obtained by the seller, the large cash payment for the coal mine will have a material impact on the liquidity. If we do not obtain sufficient external financing, our cash at hand and internally generated cash will not be sufficient to fund the acquisition. If we are not able to timely obtain external financing, we may decide not to proceed with the acquisition. If we obtain the outside financing, the funds generated from our operations may not be sufficient to pay for the interest and principal on the financing.

Putai, a wholly-owned indirect subsidiary of Puda, has an Option to purchase Shanxi Coal under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Ming Zhao and Yao Zhao, who are also the two principal shareholders of Puda. On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000). As of December 31, 2007, Putai paid $1,799,000 to Ming Zhao and Yao Zhao and the balance of the purchase price of $893,000 will be paid around February 2008. Putai may pay the remaining Option price through existing cash resources or other internally generated funds or through proceeds of thirty party equity or debt financing. The closing of the acquisition occurred on November 8, 2007, the date a Chinese government approval with respect to the acquisition was received. After the acquisition, Putai became a 90% owner of Shanxi Coal. The Operating Agreements between Shanxi Coal and Putai were terminated upon the closing of the acquisition.
.
Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans, with the outstanding balance of $10,400,000 as of December 31, 2007, for the acquisition of the new Liulin County plant and the new Zhongyang County plant. We must also pay interest on the notes issued in our November 18, 2005 private placement which have an aggregate principal amount of $2,240,000, an interest rate of 8% per annum and a maturity date of October 31, 2008. Interest is payable quarterly and the principal amount is payable at the maturity date. These notes may be converted into our common stock at the conversion price of $.50 per share. The price of our stock is likely to impact our liquidity needs for payment of these notes on both a long-term and short-term basis. We believe that as our stock becomes more valuable, the note holders will be more likely to convert their notes into common stock, and we would not be required to pay the interest any longer or the principal at all, decreasing our need for cash.

Conversely, if our stock price decreases, note holders are less likely to convert their notes and our need for cash to pay interest and principal on the notes will increase. Warrants were also issued in that private placement to acquire up to 15,900,000 shares of our common stock which are exercisable at price of $.60 per share, or an aggregate of $9,540,000. We believe that the likelihood that these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

Our business is heavily dependent on our coal inventory. Because of certain coal mining accidents, the Chinese government has been closing mines throughout China. In addition, in Shanxi Province, the authorities are not approving new mines that produce less than 300,000MT output per year, are closing mines that produce less than 90,000MT per year and are consolidating existing mines into larger mines with outputs between 300,000MT and 900,000MT. These activities may lead to increased competition for coal and result in higher prices for the raw coal we purchase, increasing our need for capital resources.

In addition, while the Chinese steel industry has been expanding, over-supply could have the effect of depressing steel prices and making the collection of our accounts receivable more difficult.

After paying RMB 45.5 million ($5,977,000) cash in the acquisition of the Lingshi County Chongjie coal washing plant and increasing significantly our raw coal inventory by $10,414,000 (in anticipation of a continuous increase in raw coal purchase price and increased production capacity because of the new Lingshi County Chongjie plant), our cash balance was $16,381,000 as of December 31, 2007. We believe that our cash will be adequate to satisfy our anticipated cash requirements for fiscal year 2008, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for our long-term business needs, including the funding of capital expenditures and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc. Our biggest capital project on hand is the purchase of the coal mining right of $60.7 million (as mentioned in previous paragraphs). If we decide not to terminate the contract, we must obtain large external financing which will have a material impact on our liquidity. Our assesment concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

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

Shanxi Coal’s functional currency is China’s Renminbi (“RMB”) and its reporting currency is U.S. dollars. Shanxi Coal’s results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gains and losses are not material to the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. The PRC during 2003 and 2004 fixed the exchange rate of 8.28 RMB per US$1.00. In July, 2005, Chinese government changed its exchange rate regime to a managed floating exchange rate regime and appreciated Renminbi rate to 8.11 RMB per US$ 1.00. On December 31, 2006, the Renminbi rate was 7.81 RMB per US$ 1.00. On December 31, 2007, the Renminbi rate was 7.30 RMB per US$ 1.00.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on Puda because it has not previously engaged in any significant transactions that are subject to the restrictions.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is expected to have no material impact on the Group’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 is expected to have no material impact on the Group’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized for purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The adoption of SFAS 141R is expected to have no material impact on the Group’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements for fiscal years beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS 160 is expected to have no material impact on the Group’s consolidated financial statements.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2007.

(In thousand dollars)

Obligations	Total Ending Balance	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$10,400	$1,300	$2,600	$2,600	$3,900
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$6	$6	-	-	-
Purchase Obligations	-	-	-	-	-
Repayment Obligations under Line of Credit	-	-	-	-
Total	$10,406	$1,306	$2,600	$2,600	$3,900

On September 6, 2007, Shanxi Coal entered into an agreement with Xin Kai Yuan Hotel and Restaurant Co. Limited, pursuant to which, Shanxi Coal will purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China. As consideration, Shanxi Coal will pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash. Under the agreement, Shanxi Coal will pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit by the seller and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report by the seller. Shanxi Coal will pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit. Shanxi Coal plans to finance the purchase through a debt facility which it is currently negotiating. If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement. As of the date of purchase, the coal mine was not operating and Shanxi Coal will construct the coal mine after the commencement permit has been obtained. Shanxi Coal has to get external financing to facilitate the acquisition. As of April 3, 2008, Xin Kai Yuan Hotel & Restaurant Co. Limited had not obtained a mining permit. We have the right to unilaterally terminate the agreement and our management has not decided whether to terminate the agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, security market risk, commodity price risk, and other relevant market rate or price risks. We do not have any significant risks related to equity investments, security markets or derivative financial instruments as we do not have equity investments in privately held companies, security markets or derivative financial instruments. Nor do we have any significant interest rate risk, as we do not have bank loans, and its promissory notes and loans to related parties have fixed interest rates. We are exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 97% of our costs and expenses for the year ended December 31, 2007 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99% of our assets were denominated in RMB as of December 31, 2007. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1A of the annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Risk Factors.” During the year 2007, the foreign currency translation adjustment to our comprehensive income was $2.86 million, primarily as a result of the RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% could increase (decrease) our net income by $0.8 million for the year 2007. As of December 31, 2007, our accumulated other comprehensive income was $4.00 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal increased steadily from approximately RMB361 per ton in 2006 to approximately RMB377 per ton in 2007. Top quality raw coking coal is critical for us to maintain our operating efficiencies and deliver cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $7.0 million for the year 2007. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At December 31, 2007, we had a credit risk exposure of cash at bank of approximately $16,614,000. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers in China. Accounts receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. Our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

Item 8. Financial Statements and Supplementary Data

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
Together With Report Of
Independent Registered Public Accounting Firm

PUDA COAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F5 - F-6

Consolidated Statements of Changes in Stockholders’ Equity	F 7 - F-8

Consolidated Statements of Cash Flows	F9 - F-10

Notes to Consolidated Financial Statements	F-11 - F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Puda Coal, Inc.

We have audited the accompanying consolidated balance sheets of Puda Coal, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puda Coal, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens

Certified Public Accountants
Hong Kong

March 4, 2008

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In thousands of United States dollars)

	Note(s)	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	22	$16,381	$24,943
Restricted cash	3, 22	233	233
Accounts receivable, net	4	8,137	7,186
Other receivables
- Related parties	5	4	9
- Third parties		6	40
Advances to suppliers
- Related parties	5	685	602
- Third parties		1,363	538
Deferred charges		-	171
Inventories	6	35,953	15,663

Total current assets		62,762	49,385

PROPERTY, PLANT AND EQUIPMENT, NET	7	15,018	9,870

INTANGIBLE ASSETS, NET	8	3,484	3,729

TOTAL ASSETS		$81,264	$62,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	5,9	$1,300	$1,300
Accounts payable
- Related parties	5	182	221
- Third parties		2,140	2,531
Other payables
- Related parties	1,5	1,851	901
- Third parties		2,916	2,113
Accrued expenses		1,350	951
Income taxes payable		2,223	2,485
VAT payable		1,379	1,204
Distribution payable		1,096	1,026
Convertible notes	10	1,841	-
Derivative conversion feature	10	1,100	-
Penalty payable	10	1,725	204

Total current liabilities		19,103	12,936

LONG-TERM LIABILITIES
Long-term debt
- Related party	5, 9	9,100	10,400
Derivative warrants	10	4,480	8,380
Convertible notes	10	-	3,108
Derivative conversion feature	10	-	2,406

Total long-term liabilities		13,580	24,294

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2007 and 2006
(In thousands of United States dollars)

	Note(s)	December 31, 2007	December 31, 2006

COMMITMENTS AND CONTINGENCIES	11

TEMPORARY EQUITY
Option to buy-out Shanxi Coal	1	-	2,717

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 105,252,176 (2006: 92,881,301)		105	93
Paid-in capital		28,304	16,506
Statutory surplus reserve fund		1,366	1,366
Retained earnings		14,807	3,933
Accumulated other comprehensive income		3,999	1,139

Total stockholders’ equity		48,581	23,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$81,264	$62,984

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2007	2006	2005

NET REVENUE		$165,267	$137,771	$51,710

COST OF REVENUE		(136,652)	(109,381)	(40,047)

GROSS PROFIT		28,615	28,390	11,663

OPERATING EXPENSES
Selling expenses		2,975	3,231	791
General and administrative expenses		2,215	2,387	789

TOTAL OPERATING EXPENSES		5,190	5,618	1,580

INCOME FROM OPERATIONS		23,425	22,772	10,083

GAIN ON SHORT-TERM INVESTMENTS		-	-	6

INTEREST INCOME		83	59	12

INTEREST EXPENSE	14	(1,577)	(4,441)	(531)

DEBT FINANCING COSTS	15	(2,422)	(10,669)	(4,964)

DERIVATIVE UNREALIZED FAIR VALUE (LOSS)/GAIN	10(c), 16	(343)	1,237	700

OTHER FINANCING EXPENSES	17	-	-	(902)

INCOME BEFORE INCOME TAXES		19,166	8,958	4,404

INCOME TAXES	18	(8,292)	(7,604)	(3,439)

NET INCOME		10,874	1,354	965

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		2,860	985	154

COMPREHENSIVE INCOME		$13,734	$2,339	$1,119

NET INCOME		10,874	1,354	965

LESS: DIVIDENDS
Option holder preference dividend	1, 2(n)	-	(2,717)	(2,717)
Common dividend		-	-	-

UNDISTRIBUTED EARNINGS		$10,874	$(1,363)	$(1,752)

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the years ended December 31, 2007, 2006 and 2005
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2007	2006	2005

BASIC EARNINGS/(LOSS) PER SHARE
- Option holder preference		$-	$0.04	$0.04
- Other common holders		0.11	(0.02)	(0.03)
		$0.11	$0.02	$0.01

DILUTED EARNINGS/(LOSS) PER SHARE
- Option holder preference		$-	$0.04	$0.04
- Other common holders		0.11	(0.02)	(0.03)
		$0.11	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	19	98,404,914	80,167,110	73,950,274
-DILUTED	19	100,591,136	80,329,032	77,576,036

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares	Par Value
Balance, January 1, 2005, as recapitalized (see Notes 1 and 12)	73,750,000	$74	$2,643	$1,243	$3,189	$-	$7,149
Shareholder contribution	-	-	50	-	-	-	50
Notes converted to common stock, at $0.50 per share (Note 10(c)	1,700,000	1	849	-	-	-	850
Conversion feature transferred to equity upon conversion (Note 10(c)	-	-	417	-	-	-	417
Net income	-	-	-	-	965	-	965
Transfer to statutory surplus reserve fund	-	-	-	123	(123)	-	-
Dividend distribution	-	-	-	-	(1,452)	-	(1,452)
Difference between book value of assets of a related party and the purchase price for assets being conveyed from the related party	-	-	666	-	-	-	666
Reclassification to temporary equity (Note 1)	-	-	(2,717)	-	-	-	(2,717)
Foreign currency translation adjustment	-	-	-	-	-	154	154

Balance, December 31, 2005	75,450,000	75	1,908	1,366	2,579	154	6,082

Notes converted to common stock, at $0.50 per share (Note 10(c)	13,500,000	14	6,736	-	-	-	6,750
Exercise of warrants, at $0.60 per share (Note 10(a)	3,100,000	3	1,857	-	-	-	1,860
Cashless exercise of placement agent warrants (Note 10(b)	242,180	-	-	-	-	-	-
Derivative conversion feature transferred to equity upon conversion (Note 10(c)	-	-	3,314	-	-	-	3,314
Derivative note warrants transferred to equity upon exercise (Note 10(c)	-	-	789	-	-	-	789
Derivative placement agent warrants transferred to equity upon exercise (Note 10(c)	-	-	882	-	-	-	882
Issue of common stock for services	10,000	-	21	-	-	-	21
Issue of common stock for fractional shares and round lot holders	487	-	-	-	-	-	-
Issue of penalty shares (Note 10(a)	578,634	1	999	-	-	-	1,000
Net income	-	-	-	-	1,354	-	1,354
Foreign currency translation adjustment	-	-	-	-	-	985	985

Balance, December 31, 2006	92,881,301	$93	$16,506	$1,366	$3,933	$1,139	$23,037

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
For the years ended December 31, 2007, 2006 and 2005
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares	Par Value
Notes converted to common stock, at $0.50 per share (Note 10(c)	5,320,000	5	2,655	-	-	-	2,660
Exercise of warrants, at $0.60 per share (Note 10(a)	6,000,000	6	3,594	-	-	-	3,600
Cashless exercise of placement agent warrants (Note 10(b)	1,050,875	1	-	-	-	-	1
Derivative conversion feature transferred to equity upon conversion (Note 10(c)	-	-	1,306	-	-	-	1,306
Derivative note warrants transferred to equity upon exercise (Note 10(c)	-	-	1,527	-	-	-	1,527
Derivative placement agent warrants transferred to equity upon exercise (Note 10(c)	-	-	2,716	-	-	-	2,716
Net income	-	-	-	-	10,874	-	10,874
Foreign currency translation adjustment	-	-	-	-	-	2,860	2,860

Balance, December 31, 2007	105,252,176	$105	$28,304	$1,366	$14,807	$3,999	$48,581

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005
(In thousands of United States dollars)

		Years ended December 31,
	Notes	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$10,874	$1,354	$965
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights		78	78	9
Depreciation		1,252	953	183
Provision for doubtful debts		1	10	5
Amortization of debt issue costs		6	838	739
Amortization of discount on convertible notes and warrants		895	8,627	4,225
Derivative unrealized fair value loss/(gain)		343	(1,237)	(700)
Discount on converted shares and exercised warrants		663	2,898	417
Stock compensation expense		46	-	-
Issue of common stock for services		-	21	-
Issue of common stock for penalty		-	1,000	-
Changes in operating assets and liabilities:
Decrease in short-term investments				117
Increase in accounts receivable		(444)	(2,972)	(1,507)
Decrease in notes receivable		-	-	638
Decrease in other receivables		41	4	2,251
(Increase)/decrease in advances to suppliers		(799)	1,819	(2,430)
Increase in inventories		(18,518)	(8,104)	(3,994)
(Decrease)/increase in accounts payable		(596)	1,426	610
Increase in accrued expenses		289	588	115
Increase in other payables		1,553	1,432	1,094
(Decrease)/increase in income tax payable		(415)	1,088	(611)
Increase in VAT payable		90	887	66
Increase in penalty payable		1,521	204	-
Decrease/(increase) in restricted cash		-	382	(615)

Net cash (used in)/provided by operating activities		(3,120)	11,296	1,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(6,111)	-	-
Payment for the purchase of equity interest in Shanxi Coal		(1,799)	-	-

Net cash used in investing activities		(7,910)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		3,600	1,860	-
Repayment of long-term debt		(1,300)	(1,300)	-
Issue of convertible notes		-	-	12,500
Debt issue costs		-	-	(1,583)
Shareholder contribution		-	-	50
Distribution paid to owners of a subsidiary		-	-	(947)

Net cash provided by financing activities		2,300	560	10,020

Effect of exchange rate changes on cash		168	1,020	157

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the years ended December 31, 2007, 2006 and 2005
(In thousands of United States dollars)

		Years ended December 31,
	Notes	2007	2006	2005

Net (decrease)/increase in cash and cash equivalents		(8,562)	12,876	11,754
Cash and cash equivalents at beginning of year		24,943	12,067	313

Cash and cash equivalents at end of year		$16,381	$24,943	$12,067

Supplementary cash flow information:	20

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(the “Company" or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China. The Company was incorporated on August 9, 2001.

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1 for 10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”). The share data has been retroactively adjusted for the Reverse Split (see Note 12).

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to December 31, 2007.

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

Shanxi Coal was established on June 7, 1995. Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Shanxi Coal were Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%). Ming Zhao is the chairman and chief executive officer of Puda. Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Ming Zhao and Yao Zhao are brothers.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Operating Agreements”). Under the Operating Agreements, Putai agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). Prior to the exercise of the Option, the Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” on the consolidated statements of operations for the years ended December 31, 2006 and 2005. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owned none of the outstanding equity interests in Shanxi Coal, the Operating Agreements provided Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement as described above. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000). As of December 31, 2007, Putai paid $1,799,000 to Ming Zhao and Yao Zhao and the balance of the purchase price payable of $893,000 was included in other payables-related parties in the consolidated balance sheet as of December 31, 2007 (see Note 5). After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, were terminated.

Although the closing of the acquisition of the 90% registered capital of Shanxi Coal by Putai occurred on November 8, 2007, the acquisition was retroactively reflected in the consolidated statements of operations for the year ended December 31, 2007 as if the acquisition was effective from January 1, 2007. The caption “Option to buy-out Shanxi Coal” under temporary equity and the two class method for earnings per share calculation were no longer relevant.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

As of December 31, 2007, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

●	Puda Coal, Inc.: Mr. Ming Zhao (approximately 50%); Mr. Yao Zhao (approximately 13%) held directly.

●	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 50%); Mr. Yao Zhao (approximately 13%) held indirectly through Puda.

●	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 50%); Mr. Yao Zhao (approximately 13%) held indirectly through Puda and BVI.

●
Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (8%); Mr. Yao Zhao (2%) held directly, Mr. Ming Zhao (approximately 45%); Mr. Yao Zhao (approximately 11.7%) held indirectly through Puda, BVI and Putai.

After the above reorganization and as of December 31, 2007, the organizational structure of the Group is as follows:

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated balance sheets as of December 31, 2007 and 2006 include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. The consolidated statements of operations for the years ended December 31, 2007 and 2006 includes Puda, BVI, Putai and Shanxi Coal for the full year. The consolidated statement of operations for the year ended December 31, 2005 includes Shanxi Coal for the full year, BVI and Putai from June 24, 2005, and Puda from July 15, 2005. Intercompany items have been eliminated. The consolidated financial statements gave effect to the Mandatory Conversion and Reverse Split as if the transactions were effective on January 1, 2005.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2007 and 2006, the Group did not have any cash equivalents.

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of December 31, 2007 and 2006.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except for individual income tax.

(k) Revenue Recognition

Revenue from goods sold is recognized when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract with the buyer; (ii) title has passed to the buyer, which generally is at the time of delivery; (iii) the price is agreed with the buyer; and (iv) collectibility is reasonably assured.

Net revenue represents the invoiced value of products, less returns and discounts and net of VAT.

(l) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(n) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive. Prior to the exercise of the Option by Putai (see Note 1), a method akin to the two-class method was presented to reflect the presumed exercise of the Option to buy-out Shanxi Coal for the years ended December 31, 2006 and 2005.

(o) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the years presented from foreign currency translation adjustments.

(p) New Accounting Pronouncements

SFAS 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is expected to have no material impact on the Group’s consolidated financial statements.

SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 is expected to have no material impact on the Group’s consolidated financial statements.

SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized for purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The adoption of SFAS 141R is expected to have no material impact on the Group’s consolidated financial statements.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(p) New Accounting Pronouncements

SFAS 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements for fiscal years beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS 160 is expected to have no material impact on the Group’s consolidated financial statements.

3. Restricted Cash

Restricted cash of $233,000 is reserved for interest payments on convertible notes.

4. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

	December 31, 2007	December 31, 2006
	’000	’000

Balance, beginning of year	$44	$34
Additions	4	10

Balance, end of year	$48	$44

The Group did not write off any bad debts in the years ended December 31, 2007, 2006 and 2005.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions

As of December 31, 2007 and 2006, the Group had the following amounts due from/to related parties:-

	December 31, 2007	December 31, 2006
	$’000	$’000
Other receivable from Ming Zhao, CEO, director and major shareholder of Puda	$4	$9

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$685	$602

Accounts payable to Jucai Coal	$182	$221

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$743	$696

Other payable to Yao Zhao, manager and shareholder of Puda	215	205

Other payable to Ming Zhao and Yao Zhao	893	-

	$1,851	$901

Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	9,100	10,400

	$10,400	$11,700

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $743,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $158,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal (see Note 8).

The amount payable to Ming Zhao and Yao Zhao of $893,000 represents the balance of the purchase price for the exercise of the Option (see Note 1).

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment. In the years ended December 31, 2007, 2006 and 2005, rental expenses paid to Resources Group were $6,000, $6,000 and $24,000, respectively (see Note 11).

In the years ended December 31, 2007, 2006 and 2005, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $18,320,000, $17,329,000 and $4,367,000, respectively.

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

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons. The Liulin County plant started formal production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started formal production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly. In the year ended December 31, 2007, Shanxi Coal paid principal of $1,300,000 (2006: $1,300,000) and interest of $674,000 (2006: $750,000) to Resources Group. Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. The conveyance loans financing the acquisitions are subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loans may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the convertible notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes. If Shanxi Coal fails to pay the principal or interest of the purchase price of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 7, 8 and 9).

6. Inventories

As of December 31, 2007 and 2006, inventories consist of the following:

	December 31, 2007	December 31, 2006
	$’000	$’000

Raw materials	$24,252	$12,342
Finished goods	11,701	3,321

Total	$35,953	$15,663

There was no allowance for losses on inventories as of December 31, 2007 and 2006.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net

As of December 31, 2007 and 2006, property, plant and equipment consist of following:

	December 31, 2007	December 31, 2006
	$’000	$’000
Cost:
Buildings and facilities	$3,344	$2,961
Machinery equipment	13,611	8,131
Motor vehicles	104	254
Office equipment and others	30	76

	17,089	11,422

Accumulated depreciation:
Buildings and facilities	255	243
Machinery equipment	1,814	1,130
Motor vehicles	2	143
Office equipment and others	-	36

	2,071	1,552
Carrying value:
Buildings and facilities	3,089	2,718
Machinery equipment	11,797	7,001
Motor vehicles	102	111
Office equipment and others	30	40

	$15,018	$9,870

Shanxi Coal pledged the Liulin and Zhongyang coal washing plant and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal. If Shanxi Coal fails to pay the principal and interest of the purchase prices of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as the collateral, are revertible to Resources Group (see Notes 5 and 9).

On June 6, 2007, Shanxi Coal entered into an Asset Exchange Agreement with an unrelated party. Pursuant to the Asset Exchange Agreement, Shanxi Coal agreed to exchange all assets of its 400,000 MT Liulin Dongqiang coal washing plant, with a book value of RMB11.5 million ($1,511,000), plus RMB45.5 million ($5,977,000) in cash, for all assets of Lingshi County Chongjie coal washing plant owned by the unrelated party, with a book value of RMB57 million ($7,488,000). The assets exchanged were measured based on recorded amounts and no gain or loss was recognized in accordance with APB Opinion No. 29 “Accounting for Nonmonetary Transactions” as amended by SFAS No. 153 “Exchange of Nonmonetary Assets”. The Lingshi County Chongjie coal washing plant, which has an annual clean coal washing capacity of 1.2 million metric tons, started formal production in August, 2007.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $1,252,000, $953,000 and $183,000, respectively. In the year ended December 31, 2007, the amount included in cost of sales and general and administrative expenses was approximately $1,238,000 (2006: $927,000, 2005: $158,000) and $14,000 (2006: $26,000, 2005: $25,000), respectively.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets

	Land-use rights
	December 31, 2007	December 31, 2006
	$’000	$’000

Cost	$3,634	$3,831

Accumulated amortization	150	102

Carrying value	$3,484	$3,729

Land-use rights of $197,000 paid by Yao Zhao on behalf of Shanxi Coal are located in Liulin County, Shanxi Province and were amortized over fifty years up to March 2051 (see Note 5). These rights were transferred to an unrelated party per the Asset Exchange Agreement dated June 6, 2007 (see Note 7).

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

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $78,000, $78,000, and 9,000 respectively. The estimated aggregate amortization expense for the five years ending December 31,2008, 2009, 2010, 2011 and 2012 amounts to approximately $78,000, $78,000, $78,000, $78,000 and $78,000, respectively.

9. Long-term Debt

	December 31, 2007	December 31, 2006
	$’000	$’000

Conveyance loan	$10,400	$11,700
Less: current portion	(1,300)	(1,300)
Long-term portion	$9,100	$10,400

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the year ended December 31, 2007, Shanxi Coal paid principal of $1,300,000 (2006: $1,300,000) and interest of $674,000 (2006: $750,000) to Resources Group. Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Notes 5, 7 and 8).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (continued)

The future principal payments under the conveyance loan as of December 31, 2007 are as follows:

Year	December 31, 2007
$’000

2008	$1,300
2009	1,300
2010	1,300
2011	1,300
2012	1,300
Thereafter	3,900
$10,400

10. Convertible Notes and Related Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt. As of December 31, 2007, $10,260,000 was converted into 20,520,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. As of December 31, 2007, 9,100,000 warrants were exercised into 9,100,000 shares of common stock.

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

As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The amount amortized in the years ended December 31, 2007, 2006 and 2005 were $524,000, $1,263,000 and $229,000, respectively. Upon conversion, the pro rata % of the amount actually converted in relation to the total convertible is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative conversion feature transferred to equity in the years ended December 31, 2007, 2006 and 2005 were $1,306,000, $3,314,000 and $417,000, respectively. The portion of the discount related to the converted shares of $648,000,$2,689,000 and $417,000 in the years ended December 31, 2007, 2006 and 2005, respectively, was recorded in interest expense. The unamortized amount of $366,000 as of December 31, 2007 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010, and the amount amortized in the years ended December 31, 2007, 2006 and 2005 was $205,000, $3,908,000 and $2,121,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative warrants transferred to equity in the years ended December 31, 2007, 2006 and 2005 was $1,527,000, $789,000 and $nil, respectively. The portion of the discount of $15,000, $80,000 and $nil related to the exercised warrants in the years ended December 31, 2007, 2006 and 2005, respectively, was recorded in interest expense. The unamortized amount of $33,000 as of December 31, 2007 was offset against convertible notes.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method up to October 31, 2008 and the amounts amortized in the years ended December 31, 2007, 2006 and 2005 were $6,000 and $838,000 and $739,000, respectively.

Interest expense on the convertible notes in the years ended December 31, 2007, 2006 and 2005 amounted to $240,000, $793,000 and $114,000, respectively.

As at December 31, 2007, the registration statement regarding the convertible notes and related warrants has not been declared effective by the SEC. The relevant date of March 17, 2006 for having the registration statement declared effective pursuant to the subscription agreement for the convertible notes and warrants has passed. Therefore, Puda is required to pay the penalty to investors for the delay in getting the registration statement effective. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30-day period, or part thereof, after the relevant date. The penalty payable to the investors is $4,167 per day after the relevant date. The penalty for the year ended December 31, 2007 was $1,521,000. The penalty was $1,204,000 for the year ended December 31, 2006, of which $1,000,000 was paid in the form of 578,634 common shares. As of December 31, 2007, the accrued but unpaid penalty of $1,725,000 was recorded as a current liability and will be transferred to equity when the common shares are issued as penalty payment.

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

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $0.60 not in cash, but by reducing the number of common share issued to them. These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the years ended December 31, 2007, 2006 and 2005 was $166,000, $3,456,000 and $1,875,000 respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative placement agent warrants transferred to equity in the years ended December 31, 2007, 2006 and 2005 was $2,716,000, $882,000 and $nil, respectively. The portion of the discount of $nil, $129,000 and $nil related to the exercised warrants in the years ended December 31, 2007, 2006 and 2005, respectively, was recorded in interest expense. As of December 31, 2007, these warrants were valued at $.57 per share according to a Black-Scholes pricing model and the unrealized loss on the change in fair value of these warrants of $343,000 was included in the consolidated statements of operations. As of December 31, 2007, 1,742,040 placement agent warrants were exercised in a cashless method and resulted in the issuance of 1,293,055 common shares.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

(c) As of December 31, 2007 and 2006, convertible notes and related warrants include the following:

	December 31, 2007	December 31, 2006
	$000	$000
Convertible notes:
Gross amount issued	$12,500	$12,500
Less: amount converted in 2005	(850)	(850)
Less: amount converted in 2006	(6,750)	(6,750)
Less: amount converted in 2007	(2,660)	-
Less: unamortized discount on conversion feature	(366)	(1,538)
Less: unamortized discount on note warrants	(33)	(254)
	$1,841	$3,108

Derivative conversion feature:
Amount allocated to conversion feature	$6,137	$6,137
Less: amount transferred to equity upon conversion in 2005	(417)	(417)
Less: amount transferred to equity upon conversion in 2006	(3,314)	(3,314)
Less: amount transferred to equity upon conversion in 2007	(1,306)	-
	$1,100	$2,406

Derivative warrants:
Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	-
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	-
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	-
	$4,480	$8,380

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

As of December 31, 2007, the Group leased office premises under the operating lease agreement expiring in 2008.

The future minimum lease payments under the above-mentioned lease as of December 31, 2007 are as follows:

Year	December 31, 2007
$’000

2008	$6

The above future lease payments represent amounts payable to Resources Group (see Note 5).

On September 6, 2007, Shanxi Coal entered into an agreement with an unrelated party, pursuant to which, Shanxi Coal will purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China. As consideration, Shanxi Coal will pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash. Under the agreement, Shanxi Coal will pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report. Shanxi Coal will pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit. Shanxi Coal plans to finance the purchase through a debt facility which it is currently negotiating. If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement. As of the date of purchase, the coal mine is not operating and Shanxi Coal will construct the coal mine after the commencement permit has been obtained. As of April 3, 2008, the seller had not obtained the mining permit and Shanxi Coal has not made the first installment.

As of December 31, 2007 and 2006, the Group did not have any contingent liabilities.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Profit Appropriation

In accordance with PRC regulations, Shanxi Coal is required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with PRC GAAP. According to the Memorandum and Articles of Association of Shanxi Coal, appropriation to the statutory surplus reserve fund should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve fund is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund should be at least 5% of the after-tax net income determined in accordance with the PRC GAAP. Statutory surplus reserve is established for the purpose of remedying Shanxi Coal’s losses, expanding operations, or increasing registered capital, and is non-distributable other than in liquidation.

14. Interest Expense

Interest expense for the year ended December 31, 2007 includes a $240,000 (2006: $793,000, 2005:$114,000) interest payment for the 8% convertible notes, a $674,000 (2006: $750,000, 2005: $nil) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $663,000 (2006: $2,898,000, 2005: $417,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants.

15. Debt Financing Costs

Debt financing costs for the years ended December 31, 2007 include amortization of debt issue costs of $6,000 (2006: $838,000, 2005:$739,000), amortization of discount on convertible notes and warrants of $895,000 (2006: $8,627,000, 2005:$4,225,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $1,521,000 (2006: $1,204,000, 2005: $nil) (See Note 10).

16. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value loss of $343,000 in the year ended December 31, 2007 (2006: derivative unrealized fair value gain of $1,237,000, 2005: derivative unrealized fair value gain of $700,000) represented the change in fair value of the derivative warrants (see Note 10).

17. Other Financing Expenses

Other financing expenses for the year ended December 31, 2005 mainly include $902,000 for professional and regulatory charges related to the public listing. There were no such expenses in the year ended December 31, 2007 and 2006.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the years ended December 31, 2007 and 2006, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Details of income taxes in the statements of operations are as follows:

	Years ended December 31,
	2007	2006	2005
	$’000	$’000	$’000

Current year provision	$8,292	$7,604	$3,439

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Years ended December 31,
	2007	2006	2005
	$’000	$’000	$’000

Income before income taxes	$19,166	$8,958	$4,404

Income tax on pretax income at statutory rate	6,516	3,046	1,497
Tax effect of expenses that are not deductible in determining taxable profits	1,560	4,544	2,195
Tax effect of income that is not taxable in determining taxable profits	-	(421)	(238)
Effect of different tax rates of subsidiary operating in other jurisdictions	(240)	(234)	(94)
Change in valuation allowance	456	669	79

Income tax at effective rate	$8,292	$7,604	$3,439

As at December 31, 2007 and 2006, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $4,646,000 and $3,305,000, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2007 and 2006. The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024, 2025, 2026 and 2027 in the amounts of $132,000, $394,000, $153,000, $371,000 and $287,000, $1,968,000 and $1,341,000, respectively.

At December 31, 2007 and 2006, deferred tax assets consist of:

	December 31, 2007	December 31, 2006
	$’000	$’000

Net operating loss carryforwards	$1,580	$1,124
Less: Valuation allowance	(1,580)	(1,124)

Net	$-	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Basic and Diluted Weighted Average Number of Shares

	Years ended December 31,
	2007	2006	2005

Basic weighted average number of shares	98,404,914	80,167,110	73,950,274
Options outstanding, after adjusting for 10 to 1 Reverse split	2,678	9,683	56,218
Assumed conversion of notes	-	-	1,742,904
Assumed exercise of warrants	-	-	1,826,640
Issuance of penalty shares	2,183,544	152,239	-

Diluted weighted average number of shares	100,591,136	80,329,032	77,576,036

The convertible notes and warrants have no dilutive effect on the basic income per share in the years ended December 31, 2007 and 2006, but these items could potentially dilute earnings per share in the future. If the conversion of notes and exercise of warrants had not been anti-dilutive, the number of shares that would have been issued for the years ended December 31, 2007 and 2006 were 11,087,275 and 27,061,000, respectively.

20. Supplementary cash flow information

	Years ended December 31,
	2007	2006	2005
	$’000	$’000	$’000

Cash paid during the period for:
Interest	$914	$1,543	$114
Income taxes	$8,706	$6,516	$2,039

Major non-cash transactions:
Notes converted into common shares	$2,660	$6,750	$850
Issue of common stock for services	$-	$21	$-
Issue of common stock for penalty	$-	$1,000	$-
Dividend declared	$-	$-	$1,452
Purchase of land-use rights, property, plant and equipment from Resources Group	$-	$-	$13,000
Cashless exercise of 1,468,706 (2006: 273,334) placement agent warrants into 1,050,875 (2006: 242,180) common shares	$-	$-	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Stock Compensation

As at December 31, 2007 and 2006, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split		Exercise price	Expiry date	Estimated Fair value
					$’000
150,000	15,000	(i)	$1	October 20, 2008	0

(i)	granted in 2003 to former directors/officers in consideration of services rendered.

The following summarizes the share option transactions during the year

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2005 (after adjusting for the 10 to 1 reverse stock split)	165,000	$9.2
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(150,000)	(8.2)

Options outstanding at December 31, 2006	15,000	$1

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at December 31, 2007	15,000	$1

On June 29, 2007, Puda entered into a contract with a director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 10,000 shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $2.50 per share. As of December 31, 2007, the warrants have not been issued. The stock compensation cost $21,000 for the year ended December 31, 2007.

On August 3, 2007, Puda entered into a contract with another director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 12,500 shares of common stock of the Company. As of December 31, 2007, the shares of common stock have not been issued. The stock compensation cost was $12,000 for the year ended December 31, 2007.

On October 9, 2007, Puda entered into a contract with another director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on October 9, 2007, he will receive an annual fee of $40,000 in cash and 13,021 shares of common stock of the Company. As of December 31, 2007, the shares of common stock have not been issued. The stock compensation cost was $13,000 for the year ended December 31, 2007.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At December 31, 2007 and 2006, the Group has a credit risk exposure of uninsured cash in banks of approximately $16,614,000 and $25,176,000, respectively. The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

	Years ended December 31,
Customers	2007		2006		2005

	$’000%		$’000%		$’000%

Customer A	$21,626	13	$27,387	20	$7,810	15
Customer E	$-	-	$-	-	$6,588	13

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2007 and 2006, respectively:

Customers	December 31, 2007		December 31, 2006
	$’000%		$’000%

Customer A	$961	12	$2,135	30
Customer B	$878	11	$-	-
Customer C	$865	11	$863	12
Customer D	$849	10	$729	10
Customer E	$-	-	$798	11
Customer F	$-	-	$739	10

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Retirement Benefits

The full-time employees of Shanxi Coal are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Group is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $395,000, $332,000 and $115,000 for the years ended December 31, 2007, 2006 and 2005, respectively and were recorded as accrued expenses. As of December 31, 2007 and 2006, the total amount included in accrued expenses for the provision was $1,154,000 and $709,000, respectively. The Group is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The contributions have not yet been made to the government social welfare organization for the years ended December 31, 2007 and 2006. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Group is responsible for the education benefits to be paid and it has been accrued for in the consolidated financial statements.

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

24. Black Lung Benefits

In the United States of America, companies are responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung). In the PRC, besides a uniform contribution plan described in Note 23, there is no such special Act or regulatory requirements to cover occurrences of coal worker’s black lung. The Group provides no provision for its workers’ black lung benefits inasmuch as the aforesaid Act does not apply to the Group.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at December 31, 2007 and the statement of operations and cash flows for the year ended December 31, 2007.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)
December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54
Restricted cash	233

Total current assets	287

INVESTMENTS IN SUBSIDIARIES	47,622

TOTAL ASSETS	$47,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable	$1,886
Accrued expenses	196
Convertible notes	1,841
Derivative conversion feature	1,100
Penalty payable	1,725

Total current liabilities	6,748

LONG-TERM LIABILITIES
Derivative warrants	4,480

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 105,252,176 shares	105
Paid-in capital	61,703
Accumulated deficit	(25,127)

Total stockholders’ equity	36,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,909

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

Year ended December 31, 2007

Revenue:	$-

Share of earnings from investment in subsidiaries	18,523

Total revenue	18,523

General and administrative expenses	(1,147)

Income from operations	17,376

Interest expense	(903)

Debt financing costs	(2,422)

Derivative unrealized fair value loss	(343)

Net income	$13,708

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

Year ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,708
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(18,523)
Amortization of debt issue costs	6
Amortization of discount on convertible notes and warrants	895
Derivative unrealized fair value loss	343
Discount on converted shares and exercised warrants	663
Stock compensation expense	46
Changes in operating assets and liabilities:
Advance to subsidiary	(771)
Increase in other payable	471
Decrease in accrued expenses	(91)
Increase in penalty payable	1,521

Net cash used in operating activities	(1,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for the purchase of equity interest in Shanxi Coal	(1,799)

Net cash used in investing activities	(1,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	3,600

Net cash provided by financing activities	3,600

Net increase in cash and cash equivalents	69
Cash and cash equivalents at beginning of year	(15)

Cash and cash equivalents at end of year	$54

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change in and no disagreement with accountants on any accounting and financial disclosure matters during fiscal year 2007.

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this annual report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation as discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007. However, giving full consideration to the material weaknesses described below, we performed adequate analyses and procedures, including among other things, transaction reviews, account reconciliations and physical inventories, in order to provide assurance that our Consolidated Financial Statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of the material weaknesses described below, our management concluded that as of December 31, 2007 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2007, the following material weaknesses in our internal control over financial reporting existed, which had not been fully remedied and continued to exist:

(1) We did not maintain an effective control environment because of the following material weaknesses: (a) we did not effectively communicate the importance of controls throughout our Company or set an adequate tone around control consciousness; (b) we did not maintain a sufficient complement of personnel with an appropriate level of accounting and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements; and (c) we did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to an effective whistle-blower program, a code of conduct, consistent background checks of personnel in positions of responsibility and an ongoing program to manage identified fraud risks. The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Each of these internal control material weaknesses contributed to the material weaknesses discussed in items 2 through 6 below.

(2) We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses: (a) Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations were not operating in a fully effective manner. Specifically, we did not have sufficient in-house capacity to review and supervise our accounting operations; however we engaged outside consultants and sought oversight from our audit committee if deemed necessary to help compensate for this deficiency; and (b) We did not maintain an internal audit function. Specifically, there was no personnel with an appropriate level of experience, training and lines of reporting to allow an internal audit group to function effectively in determining the adequacy of our internal control over financial reporting and monitoring the ongoing effectiveness thereof. Furthermore, timely review of vouchers, general ledger, sub-ledger and financial reporting package against the U.S. GAAP either did not exist or was not sufficient. Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses discussed in items 3 through 6 below.

(3) We did not maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, we did not maintain effective controls over the preparation and review of the period-end closing procedures to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

(4) We did not maintain effective controls over the post-closing adjustments. Specifically, our Chief Financial Officer, Chief Operating Officer and any other persons performing equivalent or similar functions did not adequately review or approve the post-closing adjustments.

(5) We did not maintain an effective risk assessment and management mechanism. Specifically, we lack sufficient internal mechanisms to prevent management override in a fully effective manner and to adequately assess and manage the risks relating to significant transactions; however, we engaged outside consultants and our audit committee provided oversight in establishing and reviewing the proper accounting for non-routine transactions such as acquisitions, assets exchange and stock-based compensation.

(6) We did not maintain fully effective controls over the complete and accurate recording and monitoring of intercompany accounts. Specifically, we recorded the accounts of our Company and our subsidiary, Shanxi Coal in one set of accounts instead of two separate accounts.

Each of the control deficiencies described in items 1 through 6 above could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies in items 1 through 6 above constitutes a material weakness.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO. Based on an internal review supervised by our audit committee assisted by independent counsel, it was determined that we did not detect an error in our 2007 guidance contained in our press release dated April 17, 2007, which mistakenly overstated the projected revenues and operating income for fiscal year 2007 and did not timely correct such error because of insufficient internal controls. We disclosed and corrected this error in our press released dated October 25, 2007. This error had no impact on our financial statements for the fiscal year ended December 31, 2007 nor in any other period.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit our company to provide management’s report only in this annual report.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, our management, with oversight from our audit committee, has taken certain actions to help remedy the material weaknesses, including (i) meeting quarterly with our audit committee and independent auditors to discuss our accounting policies, and (ii) improving communication and disclosure procedures by expanding our internal review of our financial statements, filings with the SEC and information disclosure to the public, including press releases, by our audit committee. Our management is also considering other remedial measures, including the engagement of external compliance consultants to support management in its efforts to improve our control environment and to remedy the identified material weaknesses. The remedial measures the management is considering are focused on (i) expanding our organizational capabilities to improve our control environment and (ii) implementing process changes to strengthen our internal control and monitoring activities.

From a control environment and organizational perspective, we are considering, among other remedial measures: (a) seeking new accounting personnel; (b) establishing our internal audit organization, which will report directly to our chairman of the board of directors and audit committee, by seeking to hire senior audit staff and/or external consultants; and (c) expanding management’s ongoing communication regarding the importance of adherence to internal controls and procedures.

In addition to strengthening our control environment and organizational capabilities, we are considering several process changes designed to strengthen our internal control and monitoring activities, including: (a) enhancing our U.S. GAAP review and application procedures by making enhancements to our accounting policies and improving or formalizing documentation of such policies, where appropriate and communicating our accounting policies to our financial and accounting personnel; (b) enhancing policies and procedures designed to detect and prevent fraud, including to adopt a code of ethics and a whistleblower policy under the guidance of our board of directors and audit committee and provide relevant training to our executive officers and relevant employees; (c) creating an organizational chart to ensure the supporting functions meet our business needs, facilitating the flow of information to appropriate personnel in a timely manner and assisting the communication among different divisions and between our company and subsidiaries; (d) establishing a systematic risk assessment approach to identify, evaluate and mitigate risks, including operational and regulatory risks, and maintain risk alerts for non-routine transactions and prevent management overrides, focusing on risk management related to critical business partners such as vendors, customers and lenders; and (e) utilizing the function of the financial department to monitor the business operations. Specifically, establishing budget and regularly compare the actual expenditure to the budget, have the audit committee periodically review, discuss and approve internal audit’s plan, scope, organizational reporting lines and status report.

We believe that the foregoing actions, if implemented, will improve our internal control over financial reporting, as well as our disclosure controls and procedures. The management is undergoing a cost and benefit analysis to determine which measures to adopt and the resources and priorities to be allocated to such measures. However, there is no certainty that all of the material weaknesses described above will be remediated by December 31, 2008. If any of the above material weakness is not cured by that time, we will have to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2008. Furthermore, certain of these remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We intend to further expand our internal audit, accounting policy and controls and financing reporting compliance capabilities by attracting additional talent and enhancing training in such matters.

(c) Change in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially, affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the names and ages of our directors and executive officers and the positions they hold at Puda.

NAME	AGE	POSITION
Ming Zhao	35	Chief Executive Officer, President and Chairman of the board of directors
Xia Jin	42	Chief Financial Officer
Wenwei Tian	37	Chief Operating Officer and Director of Investor Relations
Lawrence S. Wizel	64	Director
C. Mark Tang	43	Director
Jianfei Ni	61	Director

Management Biographies

Ming Zhao has been the CEO and Chairman of Shanxi Coal since 1995. Mr. Zhao was appointed Chief Executive Officer, President and Chairman of the board of directors of Puda on July 15, 2005. He was one of the co-founders of Shanxi Coal since its inception in 1995. He is the brother of Yao Zhao, our 12.61% shareholder and a manager of our coal washing plants.

Xia Jin joined Shanxi Coal in 2003 as Chief Financial Officer. She was appointed Chief Financial Officer of Puda on July 15, 2005. From 2000 to 2003 she was an accounting consultant to several companies.

Wenwei Tian joined Puda in February 2006 and was appointed to be Director of Investor Relations of Puda in February 2006 and Chief Operating Officer of Puda in November 2006. Mr. Tian has also been the Chief Operating Officer and Operating VP of Shanxi Coal since then. Mr. Tian was a project manager at China Digital Finance Times Company from July 2000 to August 2001 and a business analyst at Odyssey Applied Technologies Company from April to August 2002. China Digital Finance Times Company is an online securities trading company. Odyssey Applied Technologies Company focuses on commercializing a patent that uses sour gases generated from oil production to generate power.

Lawrence S. Wizel was appointed to the board of directors as an independent director on August 3, 2007. Mr. Wizel is a member and Chairman of our audit committee. He is also a member of the compensation committee and nominating and corporate governance committee. Mr. Wizel began his career in 1965 at Deloitte and was a partner in the firm from 1980 until May 2006 when he retired. At Deloitte, Mr. Wizel was a leader in the New York Office Technology Group and was responsible for serving a diverse client base of publicly held and private companies with a variety of capabilities including SEC filings for initial public offerings, mergers and acquisition transactions and periodic reporting. During the last four years at Deloitte, Mr. Wizel served as a Deputy Professional Practice Director in the Deloitte New York office. Additionally, Mr. Wizel has extensive experience regarding multinational and multi-locational companies, specifically in China. Mr. Wizel holds a BS from Michigan State University and is a Certified Public Accountant. Mr. Wizel is a director of American Oriental Biotech Co. Ltd. (NYSE: ABO) and 3SBIO, Inc. (NASDAQ: SSRX).

C. Mark Tang was appointed to the board of directors as an independent director on October 9, 2007. Dr. Tang is a member and Chairman of our nominating and corporate governance committee. He is also a member of the audit committee and compensation committee. Since 2002, Dr. Tang has been the founder and CEO of World Tech Ventures, LLC, an international merchant banking and venture capital firm specialized in advising and investing in life sciences biotechnology. From 2004 to 2006, Dr. Tang was also a director of Biotech Commercialization and Instructor at Rutgers University Business School. Dr. Tang holds a Ph. D degree in Biochemistry and Molecular Biology from University of California at Riverside and an MBA in Finance from Leonard N. Stern School of Business at New York University.

Jianfei Ni was appointed to the board of directors as an independent director on June 29, 2007. Mr. Ni recently retired as Vice President and Chief Engineer from the Taiyuan Institute of Coal Design & Research, in Taiyuan, Shanxi, China, where he worked from 1978 to 2005. Since 2006, Mr. Ni has been a consultant at Shanxi Weide Coal Mine Design & Consulting Company. From 2005 to 2006, Mr. Ni was Chief Engineer at Shanxi Yuantong Coal Mine Engineering Design and Consulting Company.

Other Significant Employees

Yao Zhao, 49 years old and manager of coal washing plants of Shanxi Coal and former Chief Operating Officer of Puda, was one the two co-founders of Shanxi Coal. He was appointed to be Chief Operating Officer of Shanxi Coal and manager of its coal washing plants in 1999, and Chief Operating Officer of Puda on July 15, 2005. He resigned from the Chief Operating Officer position in November 2006. Yao Zhao also serves as an executive officer, and currently is a 75% owner, of Shanxi Liulin Jucai Coal Industry Co., Limited, a coal mine which supplies raw coal to Shanxi Coal. Yao Zhao is the brother of Ming Zhao, our Chief Executive Officer.

The board of directors has determined that Mr. Lawrence S. Wizel, Dr. Mark C. Tang and Mr. Jianfei Ni are “independent” under NASDAQ marketplace Rule 4200(a)(15) although we are not listed on NASDAQ. The board of directors further determined that these three directors, who are also members of our audit committee, are “independent” in accordance with Section 10A(m)(3) of the Exchange Act. Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board of directors

None of the current executive officers currently have an employment agreement with Puda, BVI, Putai or Shanxi Coal.

None of our officers, directors or significant employees is involved in any legal proceedings.

Audit Committee

Since the establishment of our audit committee on August 28, 2007, all related party transactions should be subject to our audit committee’s review and approval on an ongoing basis. Our audit committee is comprised of three directors, each of whom is “independent,” as that term is defined in Section 10A(m) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Rules and Regulations of the Securities and Exchange Commission, and meets the independence and financial literacy requirements of the Nasdaq Stock Market. Our Board of Directors has determined that Mr. Lawrence S. Wizel is the audit committee “financial expert” pursuant to Section 407(d)(5) of the Exchange Act. There are no written policies and procedures regarding review of related party transactions in our audit committee charter. The independent directors who are members of the audit committee follow state fiduciary laws in their review of the related party transactions and will approve such transactions if they are in our best interests.

Code of Ethics

We had not yet adopted a Code of Ethics because our Board of Directors is currently discussing the scope and implementation measures of the code. We intend to adopt a Code of Ethics as soon as possible.

Section 16(a) Beneficial Ownership Reporting Compliance

Because as of December 31, 2007 none of our stock was registered pursuant to Section 12 of the Exchange Act, our officers, directors and principal stockholders are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Objectives

The primary objectives of our compensation programs are to attract, motivate and retain talented and dedicated executive officers. Additionally, our compensation programs are designed to reward good work in connection with the achievement of corporate performance goals (as described below).

Prior to the establishment of our compensation committee in October 2007, our executive compensation decisions were made by our board of directors with the consultation of our executive officers. In fiscal 2005, our board of directors was composed of three directors, Ming Zhao, who was also our CEO, Lisheng Wang, and Rachel Li, who was removed in October, 2005. In fiscal 2006, our board of directors was composed of two directors, Ming Zhao and Lisheng Wang. Mr. Wang resigned in November 2006. On October 25, 2007, we established a compensation committee consisting of three members, Messers. Jianfei Ni (Chair), C. Mark Tang and Lawrence S. Wizel. All three members are “independent directors” as that term is defined in NASDAQ Marketplace Rule 4200(a)(15) and “non-employee directors” under Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934. Our board of directors adopted a compensation committee charter, which is filed as Exhibit 3.01 to the Form 8-K filed on October 25, 2005. To the full extent permitted by applicable law, the compensation committee will exercise the powers and duties as set forth in the compensation committee charter. The compensation committee will determine the compensation for our directors, CEO and other executive officers, employees, consultants and advisors, report annually to our stockholders on executive compensation matters, administer our equity-based and other compensation plans, if any, and take or cause to be taken such other actions and address such other matters as the board of directors may from time to time authorize the compensation committee to undertake or assume responsibility for. As our compensation committee was not established until late 2007, our compensation in fiscal year 2007 was set up by our board of directors with the consultation of our executive officers.

We judge whether our compensation programs have met their goals by whether they have attracted and retained talented and dedicated executives and whether the response from executives is that their overall compensation causes them to feel dedicated to our corporate goals and motivated to perform at highest level. Additionally, when determining whether to increase executive compensation, we consider the level of compensation paid by our benchmark companies (as described below) in order to attract and retain talented and dedicated executives.

Compensation Policies in Determination of Compensation

Consultants and Benchmarks

We did not retain any compensation consultant to design or review our compensation policies and procedures. We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. We used two companies to benchmark overall compensation practices, base salary amounts and cash bonus amounts, Sorl Auto Parts, Inc. and General Steel. We chose them as benchmarks because their sales revenues were comparable to ours, they are U.S. public companies with substantially all business operations and assets in China, and their executive officers are Chinese citizens just like ours. In addition, General Steel is in a related industry to ours. In using these two similarly situated companies to benchmark our executive compensation, specifically described below in the Elements of Compensation section, we continue to take into account our own corporate goals and performance and local practice in China.

Compensation Mix

Our executive compensation is allocated in the form of cash and equity-based compensation. We do not have a stock incentive plan or a stock option plan under which we make equity awards to executives. We allocate our compensation entirely in the form of cash and individual grants of stock or warrants to purchase stock to directors because we currently do not have the administrative resources to administer stock incentive plans or stock option plans.

We do not have long-term compensation programs. We focus compensation on monthly payments of salary, an annual opportunity to receive a cash bonus and an opportunity to receive individual grants of stock or options to purchase stock. This is consistent with the compensation practice of many Chinese companies and specifically, the compensation practice of our benchmark companies, Sorl Auto Parts, Inc. and General Steel.

Employment and Change of Control Agreements

We have not entered into any employment agreement with any of our named executive officers, nor do we have any change of control or severance agreements or arrangements with them. Under Chinese law, we must pay a terminated employee an amount equal to the employee’s base salary for a time period of one month for each year of such employee’s employment with us, up to an amount equal to twelve months of base salary.

Security Ownership Guidelines

We do not have any stock grant policy or any stock ownership guideline.

Accounting and Tax Treatment

Given our current levels of compensation, the accounting and tax consideration have not significantly impacted our forms of compensation.

Elements of Compensation

Our executive compensation consists of the following elements:

Base salary

We compensate executives with base salary because we want to attract and retain talented and dedicated executives to us. Base salary is a significant portion of our overall executive compensation, which is consistent with the compensation practices of many Chinese companies, including the companies that we used as benchmarks. We determined salary amounts by reviewing the salaries paid by our benchmark companies and market practice in China. Base salaries may also be adjusted from time to time based on the discretion of the board of directors or compensation committee to reflect cost of living adjustments and to realign salaries with market levels after taking into account individual responsibilities, skills, performance and experience. For example, our benchmark company, General Steel paid its CEO a base salary of $75,342 in 2006 and its CFO a base salary of $22,603 in 2006. Sorl Auto Parts, Inc., another company we used as compensation benchmark, paid its CEO and CFO a base salary of $50,000 and $20,000, respectively, in 2006. We set the salaries for our CEO and CFO to be consistent with the salaries paid by these two benchmark companies. Mr. Zhao’s, Ms. Jin’s and Mr. Tian’s base salary was substantially increased in 2006 because of the substantially increased responsibilities assumed by the CEO and CFO as public company officers after we completed the reverse merger in June 2005. Mr. Zhao’s and Mr. Tian’s base salaries were also increased in 2007 because of the improved results of operations and economic performance of our company in the fiscal year ended December 31, 2006. Net revenue increased 166% from 2005 to 2006 and income from operations increased 148% from 2005 to 2006.

Bonus

We may compensate executives with an annual discretionary cash bonus because we want to reward good work in connection with the achievement of certain corporate performance targets. We do not award bonuses based on individual performance measures.

In 2007, our corporate goals were to (i) generate $210-$220 million in sales and $19-$20 million in adjusted net income (the net income plus the non-recurring expenses relating to the convertible notes and warrants). We did not meet these goals in 2007 with only $165 million in sales and $15 million in adjusted net income; (ii) accomplish the effectiveness of the registration statement on Form SB-2/S-1; and (iii) upgrade our listing from OTCBB to the NASDAQ stock market. We did not achieve any of the above goals in 2007.

Discretion has been exercised in awarding cash bonuses. In deciding to compensate individual executives with an annual bonus and in setting annual bonus amounts, the board of directors considered whether and to what extent the executive contributed to the accomplishment of corporate performance goals. We did not grant any bonus to our named executive officers in 2007 because we did not meet the corporate performance goals.

Stock Awards and Options Awards

We do not have a stock incentive plan or a stock option plan. During 2005 and 2006, we have not granted any stock awards or option awards to our executives or directors. In 2007, we have granted stock awards and warrants to non-employee directors only.

Retirement and/or Deferred Compensation

We do not provide any other retirement or deferred compensation to any of our named executives other than, in accordance with Chinese law, 12% of an employee’s monthly base salary to such employee’s social pension insurance. The amounts we contributed to our named executive officers are included in the “Other Annual Compensation” column in the Summary Compensation Table.

Other Compensation

We did not pay our named executive officers with other forms of compensation.

Summary Compensation Table

The following table sets forth information concerning all compensation paid to our named executive officers during the last three completed fiscal years as a registrant. No other executive officer received a total compensation that exceeded $100,000 during 2005, 2006 or 2007. The amounts of compensation reported in the summary compensation table are the amounts of the compensation the named executive officers received from Shanxi Coal, the Company’s controlled entity and fully consolidated subsidiary. The Company’s officers do not receive any additional compensation from Puda Coal, the public parent company of Shanxi Coal.

Name and Principal Position	Year	Salary ($) (1)	Other Annual Compensation (1)(2) ($)	Total (1)($)
Ming Zhao (President and Chief Executive Officer)(3)	2007 2006 2005	102,883 79,747 20,000	12,346 9,570 2,400	115,229 89,317 22,400

Xia Jin (Chief Financial Officer)(3)	2007 2006 2005	15,568 14,889 11,920	1,868 1,787 1,430	17,436 16,676 13,350

(1)
All compensations were paid in Reminbi but are reported in U.S. dollars. The currency conversion ratio we used to report the compensation in the table is 7.5814, which is the average conversion ratio for fiscal year 2007, consistent with the conversion ratio we used in our financial statements for the fiscal year ended December 31, 2007.

(2)
In accordance with Chinese law, we contributed 12% of the base salary of each employee (including named executive officers) to such employees’ social pension insurance. These amounts are included in the “Other Annual Compensation” column of this Summary Compensation Table.

(3)	Mr. Ming Zhao and Ms. Xia Jin became our CEO and CFO on July 15, 2005 upon the closing of the Exchange Agreement with Putai, Shanxi Coal, BVI, Ming Zhao, Yao Zhao and Worldwide Gateway Co., Ltd.

The base salaries of Mr. Zhao and Ms. Jin comprise the total compensation for each of them and they did not receive any stock award or option award or plan-based compensation. Mr. Zhao and Ms. Jin did not receive any bonus because we did not achieve the corporate performance goals. Mr. Zhao’s and Ms. Jin’s base salaries were substantially increased in 2006 because of the substantially increased responsibilities assumed by the CEO and CFO as public company officers after we completed the reverse merger in June 2005. Mr. Zhao’s base salary was also increased in 2007 because of the improved results of operations and economic performance of our company in the fiscal year ended December 31, 2006. Net revenue increased 166% from 2005 to 2006 and income from operations increased 148% from 2005 to 2006.

Grants of Plan-Based Awards

We did not have any grants of plan-based awards to any of our named executive officers in fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End

We did not have any equity award for any of our named executive officers outstanding as of December 31, 2007.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options, SARs or similar instruments or had any stock vested during the fiscal year 2007.

Pension Benefits and Non-Qualified Deferred Compensation

In accordance with Chinese law, we contributed 12% of the monthly base salary of each employee (including named executive officers) to such employee’s social pension insurance. These amounts were contributed to Social Pension Plan maintained by the Chinese government and no payment of any pension was made to any of our named executive officers directly. We did not provide any other retirement or deferred compensation to any of our named executive officers in fiscal year 2007.

None of our named executive officers had any post termination or change of control benefits.

Compensation of Directors

We appointed three new directors in fiscal year 2007, Messers. Jianfei Ni, Lawrence S. Wizel and C. Mark Tang. Pursuant to the director contracts we entered into with them, (1) Mr. Jianfei Ni will receive annual compensation in the form of warrants to purchase 10,000 shares of our common stock. The term of the warrants is 5 years and the exercise price is $2.50 per share; (2) Mr. Lawrence S. Wizel will receive an annual fee of $40,000 in cash and 12,500 shares of our common stock; and (3) Dr. Mark Tang will receive an annual fee of $40,000 in cash and 13,021 shares of our common stock. As of December 31, 2007, 50% of Messers Lawrence S. Wizel’s and C. Mark Tang’s annual cash compensation pursuant to their contracts were paid. We agreed in the director contracts to make the above stock or warrant grants, but none of the above shares or warrants had been issued to the directors as of December 31, 2007 or April 3, 2008. The fees (including cash fees and equity awards) are considered earned when paid and not refundable, therefore the vesting schedule of the equity awards coincide with the payment schedule described above. The difference in the compensation to our director in China (Mr. Jianfei Ni) and directors in the U.S. (Mr. Lawrence S. Wizel and Dr. Mark Tang) was a result of different market conditions in China and in the U.S. and the individual negotiations with the directors.

The amounts of compensation reported in the director compensation table for fiscal year 2007 are the amounts of the compensation the directors received from Puda Coal. Our directors did not receive any additional compensation from Shanxi Coal.

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)		Option Awards ($)(2)		Total ($)

Lawrence Wizel	20,000	(3)	11,875	(4)	-		31,875

C Mark Tang	20,000	(5)	13,021	(6)	-		33,021

Jianfei Ni	-		-		20,700	(7)	20,700

Other director candidates	None		-		-		-

(1)	Mr. Ming Zhao, Chairman of our board of directors, is also our CEO. He received no compensation for his services as a director.

(2)	Represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year 2007 in accordance with FSAS 123R.

(3)	Fifty percent of the $40,000 cash retainer to Mr. Lawrence S. Wizel was earned in fiscal year 2007 and paid on August 15, 2007 and November 22, 2007, respectively.

(4)
Fifty percent of the 12,500 shares granted to Mr. Lawrence S. Wizel were vested in fiscal year 2007, even though none of these shares were issued as of December 31, 2007. The grant date fair value of the shares computed in accordance with FSAS 123(R) is $23,750.

(5)	Fifty percent of the $40,000 cash retainer to Dr. C. Mark Tang was earned in fiscal year 2007 and paid on November 22, 2007.

(6)
Fifty percent of the 13,021 shares granted to Dr. C. Mark Tang were vested in fiscal year 2007, even though none of these shares were issued as of December 31, 2007. The grant date fair value of the shares computed in accordance with FSAS 123(R) is $26,042.

(7)
All the 10,000 warrants granted to Mr. Jianfei Ni were vested in fiscal year ended 2007, even though none of the warrants were issued as of December 31, 2007. The grant date fair value of the warrants computed in accordance with FSAS 123(R) is $20,700.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the compensation committee are Mr. Jianfei Ni (Chairman), Mr. Lawrence S. Wizel and Dr. C. Mark Tang. None of the compensation committee members is an officer or employee of us or our subsidiaries, and none has ever been our officer. No member of our compensation committee or our executive officer has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of the Exchange Act with our management. Based on such discussions referred to in the prior sentence of this section, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on March 18, 2008, for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At March 18, 2008, we had 105,252,176 shares of our common stock outstanding.

The following table excludes any shares of our common stock which may be issued for the round up of fractional shares and the special treatment to preserve round lot shareholders in connection with the Reverse Split.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership
Ming Zhao, CEO (1)	53,100,000		50.45	%(2)
Yao Zhao (1)	13,275,000		12.61	%(2)
Xia Jin, CFO (1)	0		0
Lawrence S. Wizel, director (1)	0	(3)	0
C. Mark Tang, director (1)	0	(3)	0
Jianfei Ni, director (1)	0	(3)	0

All executive officers and directors as a group	66,375,000		63.06%

(1)	Address is c/o Shanxi Puda Coal Group Co., Ltd. 426 Xuefu Street, Taiyuan, Shanxi Province, China.

(2)	Assumes that all of the notes are converted and all of the warrants are exercised.

(3)	As of December 31, 2007, none of the shares or warrants granted to the directors were issued or outstanding.

Equity Compensation Plans

We do not have any equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dividend Payments. Prior to our entering into the Operating Agreements, Shanxi Coal declared dividends of $1,295,000, $2,393,000 and $1,452,000 in 2003, 2004 and 2005, respectively. Of the amounts declared, we distributed $0, $3,204,000 and $944,000 in 2003, 2004 and 2005, respectively. As of December 31, 2007, dividend payable, adjusted for changes in exchange rate was $1,096,000 (see Dividend in Part II, Item 5). The dividends were distributed between Ming Zhao (80%), an officer and significant stockholder of us, and Yao Zhao (20%), a former executive officer and still a significant stockholder of us. No dividend was declared in 2006 and 2007.

We currently obtain raw coal supply from a diversified pool of local Liulin County coal mines, including Jucai Coal, a coal mine that is owned 75% by Yao Zhao. Jucai Coal supplies raw coal to both Shanxi Coal and other unrelated parties. The raw coal purchased from Jucai Coal accounted for approximately 10.9% of Shanxi Coal’s total raw coal purchases in tonnage in 2007 in terms of dollar value. In 2007 we purchased approximately 343,758.10 MT of raw coal from Jucai Coal, which represents 11.5% of our total raw coal purchase in 2007 in terms of tonnage. The dollar value of the sales to us by Jucai in 2007 was $18,320,000, and as a 75% owner of Jucai Coal, Yao Zhao, our CEO’s brother, had personal interest in the transaction of approximately $13,740,000.

On November 17, 2005, Shanxi Coal entered into a 10-year coal supply agreement with Jucai Coal pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers. Under the terms of the agreement, Shanxi Coal receives a discount of approximately $4 to $6 per MT of coal from the price Jucai Coal charges to its other customers. This pricing is more favorable than could be obtained by us from other non-affiliate suppliers.

Headquarters Lease. In 2001, Shanxi Coal entered into agreements with Resources Group, an entity owned 80% by Ming Zhao and 10% by Yao Zhao, to lease an office and certain equipment. In 2007, the rent expense paid to Resource Group was $6,000, and as an 80% owner and 10% owner of Resources Group, Ming Zhao and Yao Zhao had interest of $4,800 and $600 in the lease, respectively.

Professional and Regulatory Fees. In 2005 Resources Group paid professional and regulatory charges related to the exchange agreement transaction, private placement and public regulatory fees on behalf of us in the amounts of $901,000. As an 80% owner and 10% owner of Resources Group, Ming Zhao and Yao Zhao had an interest of approximately $720,800 and $90,100 in such transaction, respectively in 2005. The balance payable to Resources Group of $743,000 as of December 31, 2007 included these charges payable of $901,000, netted against receivables of $158,000 due from Resources Group. Ming Zhao and Yao Zhao had an interest of net other payable of approximately $594,000 and $74,000, respectively. No such amounts were paid by Resources Group in the years ended December 31, 2006 and 2007.

Warehouse Facility. Resources Group also has a large storage facility in Liulin County near Shanxi Coal’s Shanxi Liuling Dongqiang Plant which holds cleaned coal processed our cleaning facilities. The storage facility has a railway dock and spur with access to local rail. It is permitted to use this facility rent-free.

Advance for Land Use Rights. Yao Zhao advanced funds to us for payments due for land use rights for the land used for old Jucai Liulan Plant of $197,000 in 2000. The amount payable to Yao Zhao, adjusted for changes in exchange rate was $215,000 as of December 31, 2007. The land use rights were for use of the land upon which the old Shanxi Liulin Jucai Plant was constructed.

Acquisition of Shanxi Coal. On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000). As of December 31, 2007, Putai paid $1,799,000 to Ming Zhao and Yao Zhao and the balance of the purchase price payable of $893,000 was included in other payables-related parties in the consolidated balance sheet as of December 31, 2007. After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, were terminated. The acquisition of Shanxi Coal was recommended by our audit committee and was approved by all independent members of our board of directors. The Zhao brothers did not participate or vote on the decision to acquire Shanxi Coal.

Conflict of Interest. Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. As the 10% equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (63.06%, and 52.6% after the Conversion), they can control the actions which we take. Ming Zhao is our CEO and Chairman of the board of directors. In addition, they also control the mines from which we get most of our coal. By limiting or eliminating our coal supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group.

The acquisition of Shanxi Coal was recommended by our audit committee and was approved by all independent members of our board of directors. The Zhao brothers did not participate or vote on the decision to acquire Shanxi Coal.

As of December 31, 2007 and December 31, 2006, we had the following amounts due from/to related parties:

	December 31, 2007 (1)		December 31, 2006 (1)
	$’000		$’000

Other receivable from Ming Zhao, CEO, director and major shareholder of Puda	$4		$9
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$685		$602

Accounts payable to Jucai Coal	$182		$221
Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$743	(2)	$696

Other payable to Yao Zhao, manager and shareholder of Puda (3)	215		205
Other payable to Ming Zhao and Yao Zhao	893	(4)	-

	$1,851		$901
Loan payable to Resources Group
-current portion	$1,300		$1,300
-long-term portion	9,100		10,400

	$10,400		$11,700

(1) The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

(2) The balance payable to Resources Group of $743,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of us of $901,000, netted against receivables of $158,000 due from Resources Group.

(3) The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

(4) The amount payable to Ming Zhao and Yao Zhao of $893,000 represents the balance of the purchase price for the exercise of the Option to purchase Shanxi Coal.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons. The Liulin County plant started formal production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started formal production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly. In the year ended December 31, 2007, Shanxi Coal paid principal of $1,300,000 (2006: $1,300,000) and interest of $674,000 (2006: $750,000) to Resources Group. Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. The conveyance loans financing the acquisitions are subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loans may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the convertible notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes. If Shanxi Coal fails to pay the principal or interest of the purchase price of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group.

Since the establishment of our audit committee on August 28, 2007, all related party transactions are subject to our audit committee’s review and approval on an ongoing basis. Our audit committee is comprised of three directors, each of whom are “independent,” as that term is defined in Section 10A(m) of the Exchange Act of 1934, and the Rules and Regulations of the Securities and Exchange Commission, and shall otherwise meet the applicable independence and financial literacy requirements of the Nasdaq Stock Market. There are no written policies and procedures regarding review of related party transactions in our audit committee charter. The independent directors who are members of the audit committee follow state fiduciary laws in their review of the related party transactions and will approve such transactions if they believe them to be in our best interests.

Director Independence

Our board of directors consists of Ming Zhao, Lawrence S. Wizel, C. Mark Tang and Jianfei Ni as directors. Ming Zhao is also an officer of us and therefore is not “independent” under the rules of the Nasdaq stock market. Lawrence S. Wizel, C. Mark Tang and Jianfei Ni are “independent” under Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services

The fees billed to us by our independent auditors, Moore Stephens, for services for the fiscal year ended December 31, 2007, were as follows:

Audit Fees. This category consists of fees for the audit of financial statements and review of financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2007 and December 31, 2006, Moore Stephens billed us for audit fees in the amount of approximately $70,000, and $65,000, respectively.

Audit-Related Fees. This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, and our current report on Form 8-K and Form 8-K/A. For the years ended December 31, 2007 and December 31, 2006, Moore Stephens billed us for audit related fees in the amount of approximately $30,000 and $30,000, respectively.

Tax Fees. This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the fiscal years ended December 31, 2007 and December 31, 2006, Moore Stephens billed us for tax fees in the amount of approximately $0 and $0.

All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the fiscal years ended December 31, 2007 and December 31, 2006, Moore Stephens bill us for other fees in the amount of approximately $0 and $0.

PART IV
Item 15. Exhibits, Financial Statement and Schedules

The following exhibits are filed herewith or incorporated by reference into this report on Form 10-K:

Exhibit No.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Current Report of the Company on Form 8-K file September 21, 2005)

3.2	Bylaws of Puda Coal, Inc., as amended on June 29, 2007 (incorporated by reference to Exhibit 3.1 to Current Report of the Company filed on Form 8-K filed July 6, 2007).

3.3	Audit Committee Charter (incorporated by reference to Exhibit 3.1 to Current Report of the Company filed on Form 8-K filed September 4, 2007).

3.4	Compensation Committee Charter (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 29, 2007).

3.5	Nominating Committee Charter (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 29, 2007.

4.1
Voting Agreement dated 6/29/05 by and among Keating Revenue Merger Fund, LLC, Ming Zhao and Other Shareholders (incorporated by reference to Exhibit 4.1 to SB-2/A , File # 333-130380 filed on March 10, 2006).

10.1
Stock Purchase  Agreement  dated April 23, 2004,  among the Keating Reverse Merger Fund, LLC, Purezza Group, Inc. and International Equities Group, Inc., (incorporated by reference to Exhibit 10.1 of Current Report of the Company filed on Form 8-K on May 14, 2005).

10.2
Exchange Agreement by and among Purezza Group, Inc., Taiyuan Putai Business Consulting Co., Ltd. (now known as Shanxi Putai Resources Limited), Shanxi Puda  Resources Co, Ltd., Puda Investment Holding Limited, and each member of Puda BVI dated June 20, 2005 (incorporated by reference to Exhibit 2.1 Current Report of the Company filed on Form 8-K on June 24, 2005).

10.3	Technology License Agreement dated June 24, 2005 between Puda and Putai (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K on July 18, 2005).

10.4
Operating Agreement dated June 24, 2005 between Puda, Putai, Ming Zhao and Yao Zhao (incorporated by reference to Exhibit 10.2 to Exhibit 10.3 to Current Report of the Company filed on Form 8-K on July 18, 2005).

10.5	Exclusive Consulting Agreement dated June 24, 2005 between Puda and Putai (incorporated by reference to Exhibit 10.3 to Current Report of the Company filed on Form 8-K on July 18, 2005).

10.6
Exclusive Option Agreement dated June 24, 2005 between Puda, Putai, Ming Zhao and Yao Zhao (incorporated by reference to Exhibit 10.4 to Current Report of the Company filed on Form 8-K on July 18, 2005).

10.7	Authorization dated June 24, 2005 between Puda, Putai and Ming Zhao (incorporated by reference to Exhibit 10.5 to Current Report of the Company filed on Form 8-K on July 18, 2005).

10.8	Authorization dated June 24, 2005 between Puda, Putai and Yao Zhao (incorporated by reference to Exhibit 10.6 to Current Report of the Company filed on Form 8-K on July 18, 2005).

10.9
Financial Advisory Agreement dated June 29, 2005, between Purezza and Keating Securities, LLC. (incorporated by reference to Exhibit 10.7 to Current Report of the Company filed on Form 8-K on July 18, 2005).

10.10
Form of Subscription Agreement dated November 18, 2005 entered into by Puda Coal, Inc. and the Investors (incorporated by reference to Exhibit 99.1 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.11	Form of Note dated November 18, 2005 (incorporated by reference to Exhibit 99.2 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.12	Form of Warrant dated November 18, 2005 (incorporated by reference to Exhibit 99.3 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.13
Zhang Yang Plant Conveyance Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Shanxi Puda Resources Group Limited (incorporated by reference to Exhibit 99.5 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.14
Coking Coal Supply Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Jucai Coal Industry Co. (incorporated by reference to Exhibit 99.4 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.15
Liu Lin Plant Conveyance Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Shanxi Puda Resources Group Limited  (incorporated by reference to Exhibit 99.6 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.16	Clean Coal Supply Contract - Taiyuan Steel & Iron (Group) Raw Material Trade Co., Ltd. (incorporated by reference to Exhibit 10.16 to SB-2/A filed March 10, 2006).

10.17	Clean Coal Supply Contract - Handan Steel & Iron Joint-Stock Co., Ltd. (incorporated by reference to Exhibit 10.17 to SB-2/A filed March 10, 2006).

10.18	Clean Coal Supply Contract - Tangshan Steel & Iron Group Co., Ltd. (incorporated by reference to Exhibit 10.18 to SB-2/A filed March 10, 2006).

10.19	Clean Coal Supply Contract - Capital Steel & Iron Group Mineral Co. (incorporated by reference to Exhibit 10.19 to SB-2/A filed March 10, 2006).

10.20	Clean Coal Supply Letter of Intent - Shanxi Coal Import & Export Group Luliang Branch (incorporated by reference to Exhibit 10.20 to SB-2/A filed March 10, 2006).

10.21	Clean Coal Supply Letter of Intent - Sinochem Corporation (incorporated by reference to Exhibit 10.21 to SB-2/A filed March 10, 2006).

10.22	Clean Coal Supply Contract - Shanxi Changzhi Steel Group Raw Material Co. Ltd. (incorporated by reference to Exhibit 10.22 to SB-2/A filed March 10, 2006).

10.23	Clean Coal Supply Contract - Baotou Steel Group Resources Supplying Company (incorporated by reference to Exhibit 10.23 to SB-2/A filed March 10, 2006).

10.24	Clean Coal Supply Contract - Shandong Haihua Group (incorporated by reference to Exhibit 10.24 to SB-2/A , filed March 10, 2006).

10.25
Note & Indebtedness Subordination Agreement dated November 17, 2005 among Puda Coal, Inc., Shanxi Puda Coal Group Co., Ltd., Shanxi Puda Resources Group Limited, and Taiyuan Putai Business Consulting Co., Ltd. (now known as Shanxi Putai Resources Limited) (incorporated by reference to Exhibit 99.7 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.26
Agreement between Shanxi Puda Resources Group, Ltd. and Shanxi Puda Resources Co., Ltd. dated April 25, 2005  (incorporated by reference to Exhibit 10.26 to SB-2/A , File # 333-130380 filed on March 10, 2006).

10.27	Summary of Clean Coal Supply Arrangement - Liulin Coal Cleaning Plant (incorporated by reference to Exhibit 10.27 to SB-2 filed on May 31, 2006).

10.28
Asset Exchange Agreement, dated June 6, 2007, between the Shanxi Coal and Lingshi Coal & Chemical (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed June 12, 2007).

10.29	Director’s Contract, dated June 29, 2007, between the Company and Jianfei Ni (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed July 6, 2007).

10.30
Director’s Contract, dated August 3, 2007, between the Company and Lawrence S. Wizel (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed August 9, 2007).

10.31
Agreement, dated September 6, 2007, between the Shanxi Coal and Xin Kai Yuan Hotel and Restaurant Co. Limited (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed September 12, 2007).

10.32	Share Transfer Agreement, between Putai and Ming Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K on September 19, 2007).

10.33	Share Transfer Agreement, between Putai and Yao Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.2 to Current Report of the Company filed on Form 8-K filed September 19, 2007).

10.34
Agreement, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.3 to Current Report of the Company filed on Form 8-K filed September 19, 2007).

10.35	Director’s Contract, dated October 9, 2007, between the Company and C. Mark Tang (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 9, 2007).

16.1
Letter from Durland & Company, CPA’s, P.A. dated  July 19, 2005 regarding change in certifying accountant (incorporated by reference to Exhibit 16/1.7 to Current Report of the Company filed on Form 8-K filed July 22, 2005).

31.1 *	Certification of Mr. Ming Zhao pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Ms. Jin Xia pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PUDA COAL, INC.

Dated: April 10, 2008	By:	/s/ Ming Zhao
Ming Zhao, Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title

(i) Principal Executive Officer:

/s/ Ming Zhao
Ming Zhao	Chief Executive Officer (Principal Executive Offier)	Dated: April 10, 2008

(ii) Principal Financial and Accounting Officer:

/s/ Jin Xia
Jin Xia	Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: April 10, 2008

(iii) Directors:

/s/ Ming Zhao
Ming Zhao	President and Chairman of the Board	Dated: April 10, 2008

/s/ Jianfei Ni
Jianfei Ni	Director	Dated: April 10, 2008

/s/ C. Mark Tang
C. Mark Tang	Director	Dated: April 10, 2008

/s/ Lawrence Wizel
Lawrence Wizel	Director	Dated: April 10, 2008