Form 10-Q
period 2008-06-30
Puda Coal, Inc.
filed 2008-08-14
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, August 6, 2008: 107,310,238 shares of common stock.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2-3

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4-5

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	6

Notes to Unaudited Consolidated Financial Statements	7-30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38-39

Item 4T. Controls and Procedures	39-40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41-42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	42

Item 6. Exhibits	43

Signatures	44

Certifications

PUDA COAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

PUDA COAL, INC.
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2-3

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4-5

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	6

Notes to Unaudited Consolidated Financial Statements	7-30

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(In thousands of United States dollars)

	Note(s)	June 30, 2008	December 31, 2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	20	$27,198	$16,381
Restricted cash	3, 20	233	233
Accounts receivable, net	4	8,952	8,137
Other receivables
- Related parties	5	2	4
- Third parties		—	6
Advances to suppliers
- Related parties	5	729	685
- Third parties		12,801	1,363
Inventories	6	25,188	35,953

Total current assets		75,103	62,762

PROPERTY, PLANT AND EQUIPMENT, NET	7	14,205	15,018

INTANGIBLE ASSETS, NET	8	3,442	3,484

TOTAL ASSETS		$92,750	$81,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	5,9	$1,300	$1,300
Accounts payable
- Related parties	5	190	182
- Third parties		3,357	2,140
Other payables
- Related parties	1,5	1,914	1,851
- Third parties		2,994	2,916
Accrued expenses		1,601	1,350
Income taxes payable		1,226	2,223
VAT payable		1,804	1,379
Distribution payable		1,167	1,096
Convertible notes	10	2,084	1,841
Derivative conversion feature	10, 21	1,100	1,100
Penalty payable	10	2,104	1,725

Total current liabilities		20,841	19,103

LONG-TERM LIABILITIES
Long-term debt
- Related party	5, 9	8,450	9,100
Derivative warrants	10, 21	4,260	4,480

Total long-term liabilities		12,710	13,580

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
June 30, 2008 and December 31, 2007
(In thousands of United States dollars)

	Note(s)	June 30, 2008	December 31, 2007
		(Unaudited)
COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		—	—
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 105,252,176 (2007: 105,252,176)		105	105
Paid-in capital		28,304	28,304
Statutory surplus reserve fund		1,366	1,366
Retained earnings		21,965	14,807
Accumulated other comprehensive income		7,459	3,999

Total stockholders’ equity		59,199	48,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$92,750	$81,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007
(In thousands of United States dollars, except for per share data)

	Note(s)	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
NET REVENUE		$53,188	$38,097	$103,786	$75,512

COST OF REVENUE		(46,491)	(31,469)	(89,636)	(61,379)

GROSS PROFIT		6,697	6,628	14,150	14,133

OPERATING EXPENSES
Selling expenses		858	704	1,612	1,546
General and administrative expenses		626	640	1,103	992

TOTAL OPERATING EXPENSES		1,484	1,344	2,715	2,538

INCOME FROM OPERATIONS		5,213	5,284	11,435	11,595

INTEREST INCOME		26	15	53	40

INTEREST EXPENSE	12	(196)	(512)	(397)	(1,001)

DEBT FINANCING COSTS	13	(109)	(639)	(622)	(1,406)

DERIVATIVE UNREALIZED FAIR VALUE (LOSS)/GAIN	14	(144)	(2,716)	220	(1,848)

OTHER EXPENSE	15	(719)	—	(719)	—

INCOME BEFORE INCOME TAXES		4,071	1,432	9,970	7,380

INCOME TAXES	16	(1,208)	(2,102)	(2,812)	(4,203)

NET INCOME/(LOSS)		2,863	(670)	7,158	3,177

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		1,285	750	3,460	1,150

COMPREHENSIVE INCOME		$4,148	$80	$10,618	$4,327

NET INCOME/(LOSS)		2,863	(670)	7,158	3,177

LESS: DIVIDENDS
Option holder preference dividend		—	(2,717)	—	(2,717)
Common dividend		—	—	—	—

UNDISTRIBUTED EARNINGS		$2,863	$(3,387)	$7,158	$460

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the three and six months ended June 30, 2008 and 2007
(In thousands of United States dollars, except for per share data)

	Note(s)	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
BASIC EARNINGS/(LOSS) PER SHARE
- Option holder preference		$—	$0.04	$—	$0.04
- Other common holders		0.03	(0.05)	0.07	0.00
		$0.03	$(0.01)	$0.07	$0.04

DILUTED EARNINGS/(LOSS) PER SHARE
- Option holder preference		$—	$0.04	$—	$0.04
- Other common holders		0.03	(0.05)	0.07	0.00
		$0.03	$(0.01)	$0.07	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	17	105,252,176	96,711,763	105,252,176	95,405,732
-DILUTED	17	109,546,054	97,139,660	109,546,054	95,838,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(In thousands of United States dollars)

		Six months ended June 30,
	Notes	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$7,158	$3,177
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights		42	41
Depreciation		813	493
Allowance for doubtful debts		1	5
Amortization of debt issue costs		—	6
Amortization of discount on convertible notes and warrants		243	646
Derivative unrealized fair value (gain)/loss		(220)	1,848
Discount on converted shares and exercised warrants		—	508
Stock compensation		26	—
Changes in operating assets and liabilities:
Increase in accounts receivable		(280)	(1,528)
Decrease in other receivables		8	38
Increase in advances to suppliers		(11,030)	(744)
Increase in VAT recoverable		—	(627)
Decrease/(increase) in inventories		12,733	(14,916)
Increase in accounts payable		1,044	237
Increase/(decrease) in accrued expenses		144	(67)
(Decrease)/increase in other payables		(75)	707
Decrease in income tax payable		(1,110)	(428)
Increase/(decrease) in VAT payable		326	(1,220)
Increase in penalty payable		379	754

Net cash provided by/(used in) operating activities		10,202	(11,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		—	(5,977)

Net cash used in investing activities		—	(5,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		—	630
Repayment of long-term debt		(650)	(650)

Net cash used in financing activities		(650)	(20)

Effect of exchange rate changes on cash		1,265	469

Net increase/(decrease) in cash and cash equivalents		10,817	(16,598)
Cash and cash equivalents at beginning of period		16,381	24,943

Cash and cash equivalents at end of period		$27,198	$8,345

Supplementary cash flow information:	18

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to June 30, 2008.

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

Shanxi Coal was established on June 7, 1995. Shanxi Coal mainly processes and washes raw coal and sells from its subsidiaries in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Shanxi Coal were Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%). Ming Zhao is the chairman of Puda and was the President and chief executive officer of Puda until his resignation on June 25, 2008. Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Ming Zhao and Yao Zhao are brothers.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Operating Agreements”). Under the Operating Agreements, Putai agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai. Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal. The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000). Prior to the exercise of the Option, the Option purchase price which equals the registered capital of Shanxi Coal was recorded as temporary equity under the caption “Option to buy-out Shanxi Coal”. The exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” on the consolidated statements of operations for the three and six months ended June 30, 2007. Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owned none of the outstanding equity interests in Shanxi Coal, the Operating Agreements provided Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement as described above. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000). As of June 30, 2008, Putai paid $1,799,000 to Ming Zhao and Yao Zhao and the balance of the purchase price payable of $893,000 was included in other payables-related parties in the consolidated balance sheet as of June 30, 2008 (see Note 5). After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, were terminated.

As of June 30, 2008, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of June 30, 2008, the organizational structure of the Group is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Ming Zhao (8%) and Yao Zhao (2%)
| 100%		|
Shanxi Putai Resources Limited "Putai"	90%	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as the “Group”. Intercompany items have been eliminated.

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

The accompanying unaudited consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as reported in Form 10-K.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2008 and December 31, 2007, the Group did not have any cash equivalents.

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of June 30, 2008 and December 31, 2007.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(l) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007.

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

For certain financial instruments, including cash, accounts receivables, related party and other receivables, accounts payable, other payables and accrued expenses, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Group could borrow funds with similar remaining maturities.

(n) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive. Prior to the exercise of the Option by Putai (see Note 1), a method akin to the two-class method was presented to reflect the presumed exercise of the Option to buy-out Shanxi Coal for the three and six months ended June 30, 2007.

(o) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the periods presented from foreign currency translation adjustments.

3. Restricted Cash

Restricted cash of $233,000 is reserved for interest payments on convertible notes.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

	June 30, 2008	December 31, 2007
	$’000	$’000
Balance, beginning of period	$48	$44
Additions	4	4

Balance, end of period	$52	$48

The Group did not write off any bad debts in the three and six months ended June 30, 2008 and 2007.

5. Related Party Transactions

As of June 30, 2008 and December 31, 2007, the Group had the following amounts due from/to related parties:-

	June 30, 2008	December 31, 2007
	$’000	$’000
Other receivable from Ming Zhao, director and major shareholder of Puda	$2	$4

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$729	$685

Accounts payable to Jucai Coal	$190	$182

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$791	$743

Other payable to Yao Zhao, manager and shareholder of Puda	230	215

Other payable to Ming Zhao and Yao Zhao	893	893

	$1,914	$1,851

Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	8,450	9,100

	$9,750	$10,400

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions (continued)

The balance payable to Resources Group of $791,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $110,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

The amount payable to Ming Zhao and Yao Zhao of $893,000 represents the balance of the purchase price for the exercise of the Option (see Note 1).

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment. In the six months ended June 30, 2008 and 2007, rental expenses paid to Resources Group were $nil and $6,000, respectively.

In the three months ended June 30, 2008 and 2007, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $3,257,000 and $5,353,000, respectively. In the six months ended June 30, 2008 and 2007, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $6,474,000 and $9,310,000, respectively.

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

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing facilities, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County facility has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County facility has an annual clean coal washing capacity of 1.2 million metric tons. The Liulin County facility started formal production in December 2005. The Liulin County facility, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started formal production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly. In the three months ended June 30, 2008 and 2007, Shanxi Coal paid principal of $325,000 (2007: $325,000) and interest of $151,000 (2007: $171,000) to Resources Group. In the six months ended June 30, 2008 and 2007, Shanxi Coal paid principal of $650,000 (2007: $650,000) and interest of $307,000 (2007: $347,000) to Resources Group. Shanxi Coal pledged the land use rights, plant and equipment of the facilities to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. The conveyance loans financing the acquisitions are subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loans may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the convertible notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes. If Shanxi Coal fails to pay the principal or interest of the purchase price of the new facilities financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 7, 8 and 9).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories

As of June 30, 2008 and December 31, 2007, inventories consist of the following:

	June 30, 2008	December 31, 2007
	$’000	$’000
Raw materials	$14,977	$24,252
Finished goods	10,211	11,701

Total	$25,188	$35,953

There was no allowance for losses on inventories as of June 30, 2008 and December 31, 2007.

7. Property, Plant and Equipment, Net

As of June 30, 2008 and December 31, 2007, property, plant and equipment consist of following:

	June 30, 2008	December 31, 2007
	$’000	$’000
Cost:
Buildings and facilities	$3,344	$3,344
Machinery equipment	13,611	13,611
Motor vehicles	104	104
Office equipment and others	30	30

	17,089	17,089

Accumulated depreciation:
Buildings and facilities	340	255
Machinery equipment	2,535	1,814
Motor vehicles	7	2
Office equipment and others	2	-

	2,884	2,071
Carrying value:
Buildings and facilities	3,004	3,089
Machinery equipment	11,076	11,797
Motor vehicles	97	102
Office equipment and others	28	30

	$14,205	$15,018

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net (continued)

Shanxi Coal pledged the Liulin and Zhongyang coal washing plant and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal. If Shanxi Coal fails to pay the principal and interest of the purchase prices of the new facilities financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral are revertible to Resources Group (see Notes 5 and 9).

Depreciation expense for the three months ended June 30, 2008 and 2007 was approximately $412,000 and $248,000, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was approximately $813,000 and $493,000, respectively. In the six months ended June 30, 2008 and 2007, the amount included in cost of sales and general and administrative expenses was approximately $798,000 (2007: $480,000) and $15,000 (2007: $13,000), respectively.

8. Intangible Assets

	Land-use rights
	June 30, 2008	December 31, 2007
	$’000	$’000
Cost	$3,634	$3,634
Accumulated amortization	192	150

Carrying value	$3,442	$3,484

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

Amortization expense for the three months ended June 30, 2008 and 2007 was approximately $21,000 and $21,000, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was approximately $42,000 and $41,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2008, 2009, 2010, 2011 and 2012 amounts to approximately $84,000, $84,000, $84,000, $84,000 and $84,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

	June 30, 2008	December 31, 2007
	$’000	$’000
Conveyance loan	$9,750	$10,400
Less: current portion	(1,300)	(1,300)
Long-term portion	$8,450	$9,100

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the three months ended June 30, 2008 and 2007, Shanxi Coal paid principal of $325,000 (2007: $325,000) and interest of $151,000 (2007: $171,000) to Resources Group. In the six months ended June 30, 2008 and 2007, Shanxi Coal paid principal of $650,000 (2007: $650,000) and interest of $307,000 (2007: $347,000) to Resources Group. Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Notes 5, 7 and 8).

The future principal payments under the conveyance loan as of June 30, 2008 are as follows:

Year	June 30, 2008
$’000
2008	$1,300
2009	1,300
2010	1,300
2011	1,300
2012	1,300
Thereafter	3,250
$9,750

10. Convertible Notes and Related Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt. As of June 30, 2008, $10,260,000 was converted into 20,520,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. As of June 30, 2008, 9,100,000 warrants were exercised into 9,100,000 shares of common stock.

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

As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The amounts amortized in the three months ended June 30, 2008 and 2007 were $109,000 and $151,000, respectively. The amounts amortized in the six months ended June 30, 2008 and 2007 were $210,000 and $318,000, respectively. Upon conversion, the pro rata % of the amount actually converted in relation to the total convertible is multiplied by the remaining derivative liability, and transferred to equity. The amounts of derivative conversion feature transferred to equity in the three months ended June 30, 2008 and 2007 were $nil and $553,000, respectively. The amounts of derivative conversion feature transferred to equity in the six months ended June 30, 2008 and 2007 were $nil and $958,000, respectively. The portion of the discount related to the converted shares of $nil and $273,000 in the three months ended June 30, 2008 and 2007, respectively, was recorded in interest expense. The portion of the discount related to the converted shares of $nil and $504,000 in the six months ended June 30, 2008 and 2007, respectively, was recorded in interest expense. The unamortized amount of $156,000 as of June 30, 2008 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010, and the amount amortized in the three months ended June 30, 2008 and 2007 was $nil and $55,000, respectively. The amount amortized in the six months ended June 30, 2008 and 2007 was $33,000 and $167,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative warrants transferred to equity in the three months ended June 30, 2008 and 2007 was $nil and $216,000, respectively. The amount of derivative warrants transferred to equity in the six months ended June 30, 2008 and 2007 was $nil and $267,000, respectively. The portion of the discount of $nil and $3,000 related to the exercised warrants in the three months ended June 30, 2008 and 2007, respectively, was recorded in interest expense. The portion of the discount of $nil and $4,000 related to the exercised warrants in the six months ended June 30, 2008 and 2007, respectively, was recorded in interest expense.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method up to October 31, 2008 and the amounts amortized in the six months ended June 30, 2008 and 2007 were $nil and $6,000, respectively.

Interest expense on the convertible notes in the three months ended June 30, 2008 and 2007 amounted to $45,000 and $65,000, respectively. Interest expense on the convertible notes in the six months ended June 30, 2008 and 2007 amounted to $90,000 and $146,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

The registration statement regarding the convertible notes and related warrants was declared effective by the SEC on March 31, 2008. The relevant date of March 17, 2006 for having the registration statement declared effective pursuant to the subscription agreement for the convertible notes and warrants had passed. Therefore, Puda was required to pay the penalty to investors for the delay in getting the registration statement effective. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30-day period, or part thereof, after the relevant date. The penalty payable to the investors was $4,167 per day after the relevant date of March 17, 2006 and was in effect up to March 31, 2008. The penalty for the three months ended June 30, 2008 and 2007 was $nil and $379,000 respectively. The penalty for the six months ended June 30, 2008 and 2007 was $379,000 and $754,000 respectively. As of June 30, 2008, the accrued but unpaid penalty of $2,104,000 was recorded as a current liability and will be transferred to equity when the common shares are issued as penalty payment.

In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has been and is in compliance with the FSP in that the contingent obligation is recognized under SFAS No. 5 and FASB Interpretation No. 14 and financial instruments subject to registration payment arrangement are recognized and measured in accordance with other applicable accounting principles.

(b) In conjunction with the issuance of the notes, the placement agent was issued with five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $0.60 not in cash, but by reducing the number of common share issued to them. These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the three months ended June 30, 2008 and 2007 was $nil and $54,000, respectively. The amount amortized in the six months ended June 30, 2008 and 2007 was $nil and $161,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative placement agent warrants transferred to equity in the three and six months ended June 30, 2008 and 2007 was $nil and $687,000, respectively. As of June 30, 2008, these warrants were valued at $.28 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $220,000 was included in the unaudited consolidated statements of operations. As of June 30, 2008, 1,742,040 placement agent warrants were exercised in a cashless method and resulted in the issuance of 1,293,055 common shares.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

(c) As of June 30, 2008 and December 31, 2007, convertible notes and related warrants include the following:

	June 30, 2008	December 31, 2007
	$000	$000
Convertible notes:
Gross amount issued	$12,500	$12,500
Less: amount converted in 2005	(850)	(850)
Less: amount converted in 2006	(6,750)	(6,750)
Less: amount converted in 2007	(2,660)	(2,660)
Less: unamortized discount on conversion feature	(156)	(366)
Less: unamortized discount on note warrants	-	(33)
	$2,084	$1,841

Derivative conversion feature:
Amount allocated to conversion feature	$6,137	$6,137
Less: amount transferred to equity upon conversion in 2005	(417)	(417)
Less: amount transferred to equity upon conversion in 2006	(3,314)	(3,314)
Less: amount transferred to equity upon conversion in 2007	(1,306)	(1,306)
	$1,100	$1,100

Derivative warrants:
Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrantsin 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(220)	-
	$4,260	$4,480

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

On September 6, 2007, Shanxi Coal entered into an agreement with an unrelated party, pursuant to which, Shanxi Coal will purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China. As consideration, Shanxi Coal will pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash. Under the agreement, Shanxi Coal will pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report. Shanxi Coal will pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit. Shanxi Coal plans to finance the purchase through a debt facility which it is currently negotiating. If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement. As of the date of purchase, the coal mine is not operating and Shanxi Coal will construct the coal mine after the commencement permit has been obtained. As of August 7, 2008, the seller has not obtained the mining permit and Shanxi Coal has not made the first installment.

As of June 30, 2008, the Group did not have any contingent liabilities.

12. Interest Expense

Interest expense for the three months ended June 30, 2008 includes a $45,000 (2007: $65,000) interest payment for the 8% convertible notes, a $151,000 (2007: $171,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang facilities, and $nil (2007: $276,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. Interest expense for the six months ended June 30, 2008 includes a $90,000 (2007: $146,000) interest payment for the 8% convertible notes, a $307,000 (2007: $347,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang facilities, and $nil (2007: $508,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants.

13. Debt Financing Costs

Debt financing costs for the three months ended June 30, 2008 include amortization of discount on convertible notes and warrants of $109,000 (2007: $260,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $nil (2007: $379,000). Debt financing costs for the six months ended June 30, 2008 include amortization of debt issue costs of $nil (2007: $6,000), amortization of discount on convertible notes and warrants of $243,000 (2007: $646,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000 (2007: $754,000) (See Note 10).

14. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value loss of $144,000 in the three months ended June 30, 2008 (2007: $2,716,000) and derivative unrealized fair value gain of $220,000 in the six months ended June 30, 2008 (2007: derivative unrealized fair value loss of $1,848,000) represented the change in fair value of the derivative warrants (see Note 10).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other Expense

Other expense of $719,000 in the three and six months ended June 30, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC.

16. Income Taxes

No provision for taxation has been made for Puda, BVI and Putai for the three and six months ended June 30, 2008 and 2007, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25% for the three and six months ended June 30, 2008. Effective from January 1, 2008, the income tax rate was reduced to 25% from 33%.

Details of income taxes in the statements of operations are as follows:-

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	$’000	$’000	$’000	$’000
Current period provision	$1,208	$2,102	$2,812	$4,203

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	$’000	$’000	$’000	$’000
Income before income taxes	$4,071	$1,432	$9,970	$7,380

Income tax on pretax income at statutory rate	1,384	487	3,390	2,509
Tax effect of expenses that are not deductible in determining taxable profits	137	1,518	233	1,599
Effect of different tax rates of subsidiary operating in other jurisdictions	(419)	(54)	(981)	(117)
Valuation allowance	106	151	170	212

Income tax at effective rate	$1,208	$2,102	$2,812	$4,203

As at June 30, 2008 and December 31, 2007, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $5,146,000 and $4,646,000, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2008 and December 31, 2007. The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024, 2025, 2026, 2027 and 2028 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000 and $500,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (continued)

At June 30, 2008 and December 31, 2007, deferred tax assets consist of:

	June 30, 2008	December 31, 2007
	$’000	$’000
Net operating loss carryforwards	$1,750	$1,580
Less: Valuation allowance	(1,750)	(1,580)

Net	$-	$-

17.  Basic and Diluted Weighted Average Number of Shares

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Basic weighted average number of shares	105,252,176	96,711,763	105,252,176	95,405,732
Options outstanding, after adjusting for 10 to 1 reverse split	-	-	-	4,915
Issuance of penalty shares	4,293,878	427,897	4,293,878	427,897

Diluted weighted average number of shares	109,546,054	97,139,660	109,546,054	95,838,544

The convertible notes and warrants have no dilutive effect on the basic income per share in the three and six months ended June 30, 2008 and 2007, but these items could potentially dilute earnings per share in the future. If the conversion of notes and exercise of warrants had not been anti-dilutive, the number of shares that would have been issued for the three and six months ended June 31, 2008 and 2007 were 216,457 and 17,487,676, respectively.

18. Supplementary Cash Flow Information

	Six months ended June 30,
	2008	2007
	$’000	$’000
Cash paid during the period for:
Interest	$397	$493
Income taxes	$3,929	$4,631

Major non-cash transactions:
Notes converted into common shares	$-	$1,950

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Stock Compensation

As at June 30, 2008, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
150,000	15,000 (i)	$ 1	October 20, 2008	0

(i)	granted in 2003 to former directors/officers in consideration of services rendered.

The following summarizes the share option transactions during the period:

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2007 (after adjusting for the 10 to 1 reverse stock split)	15,000	$1
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at June 30, 2008	15,000	$1

On June 29, 2007, Puda entered into a contract with a director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 10,000 shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $2.50 per share. As of June 30, 2008, the warrants have not been issued. The stock compensation cost was $1,000 for the six months ended June 30, 2008.

On August 3, 2007, Puda entered into a contract with another director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 12,500 shares of common stock of the Company. As of June 30, 2008, the shares of common stock have not been issued. The stock compensation cost was $12,000 for the six months ended June 30, 2008.

On October 9, 2007, Puda entered into a contract with another director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on October 9, 2007, he will receive an annual fee of $40,000 in cash and 13,021 shares of common stock of the Company. As of June 30, 2008, the shares of common stock have not been issued. The stock compensation cost was $13,000 for the six months ended June 30, 2008.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At June 30, 2008 and December 31, 2007, the Group has a credit risk exposure of uninsured cash in banks of approximately $27,431,000 and $16,614,000, respectively. The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

		Three months ended June 30, 2008			Three months ended June 30, 2007			Six months ended June 30, 2008			Six months ended June 30, 2007
Customers	$	’000%		$	’000%		$	’000%		$	’000%

Customer A		$-	-		$4,990	13		$-	-		$11,900	16
Customer B		$-	-		$3,838	10		$-	-		$7,554	10

The following customers had balances greater than 10% of the total accounts receivable as of June 30, 2008 and December 31, 2007, respectively:

Customers	June 30, 2008		December 31, 2007
	$’000%		$’000%
Customer A	$956	11	$961	12
Customer B	$989	11	$-	-
Customer C	$-	-	$878	11
Customer D	$-	-	$865	11
Customer E	$-	-	$849	10

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2008
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000
Derivative conversion feature	$1,100	$-	$1,100	$-
Derivative warrants	4,260	-	4,260	-

Total	$5,360	$-	$5,360	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at June 30, 2008 and the statement of operations and cash flows for the six months ended June 30, 2008.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)

June 30, 2008
ASSETS
CURRENT ASSETS
Restricted cash	$233

Total current assets	233

INVESTMENTS IN SUBSIDIARIES	59,168

TOTAL ASSETS	$59,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdrafts	$24
Other payables	2,251
Accrued expenses	149
Convertible notes	2,084
Derivative conversion feature	1,100
Penalty payable	2,104

Total current liabilities	7,712

LONG-TERM LIABILITIES
Derivative warrants	4,260

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 105,252,176 shares	105
Paid-in capital	73,379
Accumulated deficit	(26,055)

Total stockholders’ equity	47,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,401

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

Six months ended June 30, 2008

Revenue:

Share of earnings from investment in subsidiaries	$11,546

Total revenue	11,546

General and administrative expenses	(436)

Income from operations	11,110

Interest expense	(90)

Debt financing costs	(622)

Derivative unrealized fair value gain	220

Net income	$10,618

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

Six months ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,618
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(11,546)
Amortization of discount on convertible notes and warrants	243
Derivative unrealized fair value gain	(220)
Stock compensation expense	26
Changes in operating assets and liabilities:
Advance from subsidiary	130
Increase in other payable	365
Decrease in accrued expenses	(73)
Increase in penalty payable	379

Net cash used in operating activities	(78)

Net decrease in cash and cash equivalents	(78)
Cash and cash equivalents at beginning of period	54

Cash and cash equivalents-bank overdrafts at end of period	$(24)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements that involve substantial risks and uncertainties. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda Coal” or the “Company”) and its subsidiaries, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda Coal’s equity and debt securities and expectation of management of strong continued economic growth in China and strong demand for steel and high grade metallurgical coking coal. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that have been and may be further identified; and (d) other risks that are discussed in our Form 10-K filed on April 10, 2008, as updated by subsequent Forms 10-Q, and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Revenue. Net revenue was $53,188,000 for the three months ended June 30, 2008, compared to $38,097,000 for the three months ended June 30, 2007, an increase of $15,091,000, or 40%. The tonnage sales of cleaned coal increased approximately 123,000 MT, or 26%, from approximately 469,000 MT for the three months ended June 30, 2007 to approximately 592,000 MT for the three months ended June 30, 2008. The increase in the tonnage sales of cleaned coal was the primary reason for the increase in our net revenue. Increase in tonnage sales accounted for approximately 26% of the total 40% increase in net revenue and the remaining 14% was attributable to exchange rate differences and the slight increase in selling price. Increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers for the three months ended June 30, 2008 as a result of the increase in the general demand for high-grade coking coal in China, which was largely driven by the economic growth that China continued to experience for the three months ended June 30, 2008. Steel is a key component of rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly causes the increased demand for the cleaned high-grade metallurgical coking coal, which we sell. The average selling price was approximately $90 and $89 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended June 30, 2008 and 2007, respectively.

In response to this increase in general demand, we have significantly expanded our capacity to 3.5 million MT per year through the purchase of three new coal washing facilities in November 2005 and June 2007. The Liulin County plant (annual clean coal washing capacity of 1.1 million MT) became operational in December 2005, the Zhongyang County plant (annual clean coal washing capacity of 1.2 million MT) became operational by the end of March 2006 and the Lingshi County Chongjie plant (annual clean coal washing capacity of 1.2 million MT) became operational in August 2007. In June 2007, the Company exchanged all assets of its 400,000 MT Liulin Dongqiang coal washing plant for all assets of the Lingshi County Chongjie plant. Management anticipates that China's strong economic growth will continue in 2008 and believes that this will drive the demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average selling price per ton is not expected to increase significantly.

Cost of Revenue. Cost of revenue was $46,491,000 for the three months ended June 30, 2008, compared to $31,469,000 for the three months ended June 30, 2007, an increase of $15,022,000, or 48%. This was primarily due to an increase in the average purchase price of raw coal from approximately $55 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended June 30, 2007 to approximately $57 per ton for the three months ended June 30, 2008.

Gross Profit. Gross profit was $6,697,000 for the three months ended June 30, 2008, compared to $6,628,000 for the three months ended June 30, 2007, an increase of $69,000, or 1%. Gross profit margins for the three months ended June 30, 2008 and 2007 were 13% and 17%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the three months ended June 30, 2008.

Selling Expenses. Selling expenses were $858,000 for the three months ended June 30, 2008, compared to $704,000 for the three months ended June 30, 2007. This represents an increase of $154,000, or 22%, primarily due to the increase in net revenue in the three months ended June 30, 2008

General and Administrative Expenses. General and administrative expenses were $626,000 for the three months ended June 30, 2008, compared to $640,000 for the three months ended June 30, 2007. This represents a decrease of $14,000, or 2%, primarily due to a decrease in legal and professional fees and investor relation expenses, which was offset by an increase in insurance expenses.

Income from Operations. Income from operations was $5,213,000 for the three months ended June 30, 2008, compared to $5,284,000 for the three months ended June 30, 2007. The decrease of $71,000, or 1%, was primarily the result of an increase in operating expenses of $140,000, which was offset by an increase in gross profit of $69,000.

Interest Expense. Interest expense was $196,000 for the three months ended June 30, 2008, compared to $512,000 for the three months ended June 30, 2007. This represents a decrease of $316,000, or 62%, and such decrease was primarily due to a decrease of $276,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants, a decrease in interest payments of $20,000 for the 8% convertible notes, and a decrease in interest payments of $20,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang facilities.

Debt Financing Costs. Debt financing costs were $109,000 for the three months ended June 30, 2008, compared to $639,000 for the three months ended June 30, 2007. This represents a decrease of $530,000, or 83%, primarily due to a decrease in penalty payment of $379,000 for not having the registration statement effective by March 17, 2006, and a decrease in amortization of discount on convertible notes and warrants of $151,000.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $144,000 and $2,716,000 for the three months ended June 30, 2008 and 2007, respectively represented a change in fair value of the warrants issued to the placement agent.

Other Expense. Other expense of $719,000 in the three months ended June 30, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC.

Income Before Income Taxes. Income before income taxes was $4,071,000 for the three months ended June 30, 2008, compared to $1,432,000 for the three months ended June 30, 2007. The increase of $2,639,000, or 184%, was primarily the result of a decrease in derivative unrealized fair value loss of $2,572,000, a decrease in debt financing costs of $530,000, and a decrease in interest expenses of $316,000, which was offset by an increase in other expense of $719,000, and a decrease in operating profit of $71,000 in the three months ended June 30, 2008.

Income Taxes. Income taxes were $1,208,000 for the three months ended June 30, 2008, compared to $2,102,000 for the three months ended June 30, 2007, a decrease of $894,000, or 43%. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules. The decrease was primarily the result of the reduction in the income tax rate from 33% to 25%, effective since January 1, 2008.

Net Income. Net income was $2,863,000 for the three months ended June 30, 2008, compared to net loss of $670,000 for the three months ended June 30, 2007, an increase of $3,533,000, or 527%, mainly due to a decrease in derivative unrealized fair value loss of $2,572,000, a decrease in income taxes of $894,000, a decrease in debt financing costs of $530,000, and a decrease in interest expenses of $316,000, which was offset by an increase in other expense of $719,000, and a decrease in income from operations of $71,000 in the three months ended June 30, 2008.

Inflation had no significant impact on the Company’s results of operations for the three months ended June 30, 2008 and 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Revenue. Net revenue was $103,786,000 for the six months ended June 30, 2008, compared to $75,512,000 for the six months ended June 30, 2007, an increase of $28,274,000, or 37%. The tonnage sales of cleaned coal increased approximately 232,000 MT, or 25%, from approximately 936,000 MT for the six months ended June 30, 2007 to approximately 1,168,000 MT for the six months ended June 30, 2008. The increase in the tonnage sales of cleaned coal was the primary reason for the increase in our net revenue. The increase in tonnage sales accounted for approximately 25% of the total 37% increase in net revenue and the remaining 12% was attributable to exchange rate differences and the slight increase in selling price. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers for the six months ended June 30, 2008 as a result of the increase in the general demand for high-grade coking coal in China, which was largely driven by the economic growth that China continued to experience for the six months ended June 30, 2008. Steel is a key component of rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly causes the increased demand for the cleaned high-grade metallurgical coking coal, which we sell. The average selling price was approximately $89 and $88 (after adjusting for RMB appreciation against USD over this period) per ton for the six months ended June 30, 2008 and 2007, respectively.

In response to this increase in general demand, we have significantly expanded our capacity to 3.5 million MT per year through the purchase of three new coal washing facilities in November 2005 and June 2007. The Liulin County plant (annual clean coal washing capacity of 1.1 million MT) became operational in December 2005, the Zhongyang County plant (annual clean coal washing capacity of 1.2 million MT) became operational by the end of March 2006 and the Lingshi County Chongjie plant (annual clean coal washing capacity of 1.2 million MT) became operational in August 2007. In June 2007, the Company exchanged all assets of its 400,000 MT Liulin Dongqiang coal washing plant for all assets of the Lingshi County Chongjie plant. Management anticipates that China's strong economic growth will continue in 2008 and believes that this will drive the demand for steel and high-grade metallurgical coking coal. However, in response to this strong demand in the market, it is expected that there will be more supply in the market from competitors and due to increased supply, and notwithstanding the expected strong demand, our average selling price per ton is not expected to increase significantly.

Cost of Revenue. Cost of revenue was $89,636,000 for the six months ended June 30, 2008, compared to $61,379,000 for the six months ended June 30, 2007, an increase of $28,257,000, or 46%. This was primarily due to an increase in the average purchase price of raw coal from approximately $53 (after adjusting for RMB appreciation against USD over this period) per ton for the six months ended June 30, 2007 to approximately $57 per ton for the six months ended June 30, 2008.

Gross Profit. Gross profit was $14,150,000 for the six months ended June 30, 2008, compared to $14,133,000 for the six months ended June 30, 2007, an increase of $17,000. Gross profit margins for the six months ended June 30, 2008 and 2007 were 14% and 19%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the six months ended June 30, 2008.

Selling Expenses. Selling expenses were $1,612,000 for the six months ended June 30, 2008, compared to $1,546,000 for the six months ended June 30, 2007. This represents an increase of $66,000, or 4%, primarily due to the increase in net revenue, which was offset by a decrease in shipping charges because of decreased tonnage sales to customers outside Shanxi Province in the six months ended June 30, 2008.

General and Administrative Expenses. General and administrative expenses were $1,103,000 for the six months ended June 30, 2008, compared to $992,000 for the six months ended June 30, 2007. This represents a decrease of $111,000, or 11%, primarily due to an increase in insurance expenses.

Income from Operations. Income from operations was $11,435,000 for the six months ended June 30, 2008, compared to $11,595,000 for the six months ended June 30, 2007. The decrease of $160,000, or 1%, was primarily the result of an increase in operating expenses of $177,000, which was offset by an increase in gross profit of $17,000.

Interest Expense. Interest expense was $397,000 for the six months ended June 30, 2008, compared to $1,001,000 for the six months ended June 30, 2007. This represents a decrease of $604,000, or 60%, and such decrease was primarily due to a decrease of $508,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants, a decrease in interest payments of $56,000 for the 8% convertible notes, and a decrease in interest payments of $40,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang facilities.

Debt Financing Costs. Debt financing costs were $622,000 for the six months ended June 30, 2008, compared to $1,406,000 for the six months ended June 30, 2007. This represents a decrease of $784,000, or 56%, primarily due to a decrease in amortization of discount on convertible notes and warrants of $403,000, a decrease in penalty payment of $375,000 for not having the registration statement effective by March 17, 2006, and a decrease in amortization of debt issue costs of $6,000 in the six months ended June 30, 2008.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $220,000 and derivative unrealized fair value loss of $1,848,000 for the six months ended June 30, 2008 and 2007, respectively represented a change in fair value of the warrants issued to the placement agent.

Other Expense. Other expense of $719,000 in the six months ended June 30, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC.

Income Before Income Taxes. Income before income taxes was $9,970,000 for the six months ended June 30, 2008, compared to $7,380,000 for the six months ended June 30, 2007. The increase of $2,590,000, or 35%, was primarily the result of an increase in derivative unrealized fair value gain of $2,068,000, a decrease in debt financing costs of $784,000, and a decrease in interest expenses of $604,000, which was offset by an increase in other expense of $719,000, and a decrease in operating profit of $160,000 in the six months ended June 30, 2008.

Income Taxes. Income taxes were $2,812,000 for the six months ended June 30, 2008, compared to $4,203,000 for the six months ended June 30, 2007, a decrease of $1,391,000, or 33%. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules. The decrease was primarily the result of the reduction in the income tax rate from 33% to 25%, effective since January 1, 2008.

Net Income. Net income was $7,158,000 for the six months ended June 30, 2008, compared to $3,177,000 for the six months ended June 30, 2007, an increase of $3,981,000, or 125%, mainly due to an increase in derivative unrealized fair value gain of $2,068,000, a decrease in income taxes of $1,391,000, a decrease in debt financing costs of $784,000, and a decrease in interest expenses of $604,000, which was offset by an increase in other expense of $719,000, and a decrease in income from operations of $160,000 in the six months ended June 30, 2008.

Inflation had significant impact on the Company’s results of operations for the six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,202,000 for the six months ended June 30, 2008, compared to net cash used in operating activities of $11,070,000 for the six months ended March 31, 2007, an increase of $21,272,000. This was primarily due to a decrease in working capital needs resulting from decreased inventory.

Net cash used in investing activities of $5,977,000 for the six months ended June 30, 2007 was to acquire a new coal washing facility in June 2007. There were no investing activities for the six months ended June 30, 2008.

Net cash used in financing activities of $650,000 for the six months ended June 30, 2008 was for the repayment of long-term debt. Net cash used in financing activities of $20,000 for the six months ended June 30, 2007 was for the repayment of long-term debt of $650,000, which was offset by cash received from the exercise of warrants of $630,000.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group, pursuant to which Shanxi Coal acquired two new coal washing facilities, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant with an annual clean coal washing capacity of 1.1 million MT started full production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant with an annual clean coal washing capacity of 1.2 million MT started full production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased from a related person for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group ($13,000,000), which is controlled by our controlling shareholders, will be amortized over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly. On June 6, 2007, Shanxi Coal entered into an Asset Exchange Agreement with Lingshi Jinliao Coal & Chemical Co. Ltd. Pursuant to the Asset Exchange Agreement, Shanxi Coal agreed to exchange all assets of its 400,000 MT Liulin Dongqiang coal washing plant, with a book value of RMB11.5 million ($1,511,000), plus RMB45.5 million ($5,977,000) in cash, for all assets of Lingshi County Chongjie coal washing plant, with a book value of RMB57 million ($7,488,000).  The Lingshi County Chongjie plant with an annual clean coal washing capacity of 1.2 million MT started formal production in August 2007.

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

As of August 7, 2008, Xin Kai Yuan Hotel and Restaurant Co. Ltd., has not obtained the mining permit for the benefit of us. According to the agreement, we have the right to unilaterally terminate the agreement, and our management has not decided whether to terminate the agreement. If our management decides not to terminate the agreement but to proceed with the acquisition once the mining permit is obtained by the seller, the large cash payment for the coal mine will have a material impact on the liquidity. If we do not obtain sufficient external financing, our cash at hand and internally generated cash will not be sufficient to fund the acquisition. If we are not able to timely obtain external financing on acceptable terms, we may decide not to proceed with the acquisition. If we obtain the outside financing, the funds generated from the Company's operations may not be sufficient to pay for the interest and principal on the financing.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans to an entity controlled by our controlling shareholders, with the outstanding balance of $9,750,000 as of June 30, 2008, for the acquisition of the new Liulin County plant and the new Zhongyang County plant. We must also pay interest on the notes issued in our November 18, 2005 private placement which have an aggregate principal amount of $2,240,000, an interest rate of 8% per annum and a maturity date of October 31, 2008. Interest is payable quarterly and the principal amount is payable at the maturity date. These notes may be converted into our common stock at the conversion price of $.50 per share. The price of our stock is likely to impact our liquidity needs for payment of these notes on both a long-term and short-term basis. We believe that if our stock becomes sufficiently valuable, the note holders will be more likely to convert their notes into common stock, and we would not be required to pay the interest any longer or the principal at all, decreasing our need for cash. We believe our internally generated cash should be sufficient to pay off the outstanding principal balance at the maturity date.

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

In addition, while the Chinese steel industry has been expanding, over-supply could have the effect of depressing steel prices, reducing our net revenueand making the collection of our accounts receivable more difficult.

Our cash balance was $27,198,000 as of June 30, 2008. We believe that our cash will be adequate to satisfy our anticipated cash requirements for fiscal 2008, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for our long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it. Our biggest capital project on hand is the purchase of the coal mining right of $60.7 million (as mentioned in previous paragraphs). If we decide not to terminate the contract, we must obtain large external financing which will have a negative impact on our liquidity. Our opinion concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

Putai, a wholly-owned indirect subsidiary of Puda, had an Option to purchase Shanxi Coal under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Zhao Ming and Zhao Yao, who are also the two principal shareholders of Puda. On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Zhao Ming and Zhao Yao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Zhao Ming at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Zhao Yao at a purchase price of RMB4,050,000 (approximately $538,000). As of June 30, 2008, Putai paid $1,799,000 to Zhao Ming and Zhao Yao and the balance of the purchase price of $893,000 will be paid around end of August 2008. Putai may pay the remaining Option price through existing cash resources or other internally generated funds or through proceeds of thirty party equity or debt financing. The closing of the acquisition occurred on November 8, 2007, the date a Chinese government approval with respect to the acquisition was received. After the acquisition, Putai became a 90% owner of Shanxi Coal. The Operating Agreements between Shanxi Coal and Putai were terminated upon the closing of the acquisition.

The acquisition of Shanxi Coal was recommended by our audit committee, composed solely of independent directors, and was approved by all independent members of our board of directors. The Zhao brothers did not participate in or vote on the decision to acquire Shanxi Coal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, securities market risk, commodity price risk, and other relevant market rate or price risks. The Company does not have any significant risks related to equity investments, securities markets or derivative financial instruments as the Company does not have equity investments in privately held companies other than its subsidiaries, securities markets or derivative financial instruments. Nor does the company have any significant interest rate risk, as the Company does not have bank loans, and its promissory notes and loans to related parties have fixed interest rates. The Company is exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Foreign Currency Exchange Rate Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 99% of our costs and expenses for the three months ended June 30, 2008 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.8% of our assets were denominated in RMB as of June 30, 2008. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Risk Factors.” During the second fiscal quarter of 2008, the foreign currency translation adjustment to our comprehensive income was $1.285 million, primarily as a result of the RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our net income by approximately $0.16 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2008. As of June 30, 2008, our accumulated other comprehensive income was $7.459 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customer under these provisions, many agreements permit the customer to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal increased steadily from approximately RMB383 per ton in the second quarter of 2007 to approximately RMB400 per ton in the second quarter of 2008. Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank, and contract receivables. At June 30, 2008 and December 31, 2007, we had a credit risk exposure of cash at bank of approximately $27,431,000 and $16,614,000, respectively. The credit risk on cash at bank is limited because the counterparts are recognized financial institutions. We do not require collateral or other securities to support financial instrument that are subject to credit risk. We grant credit to our customers in China. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, an evaluation was performed by of our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.

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

Management identified and has commenced the process of implementing the following procedures to remediate these material weaknesses, with the oversight of our audit committee: (i) meeting quarterly with our audit committee and independent auditors to discuss our accounting policies, (ii) improving communication and disclosure procedures by expanding our internal review of our financial statements, filings with the SEC and information disclosure to the public, including press releases, by our audit committee, and (iii) reviewing our external accounting consultant’s work by our Chief Financial Officer. Our management is also considering other remedial measures as disclosed in our Annual Report on Form 10-K for fiscal year 2007. We have also added new accounting personnel, including a new chief financial officer, Quiong (Laby) Wu, who was appointed to be our chief financial officer on July 23, 2008 and is working on establishing our internal audit organization, enhancing our accounting policies and improving our internal control policies and procedures. However, the material weaknesses that existed at December 31, 2007, as described above and disclosed in Item 9A (T) of our Annual Report for fiscal year 2007 have not been fully remediated as of the end of the period covered by this Quarterly Report. As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that, our disclosure controls and procedures were not effective as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

Except for the actions we are taking to remediate the material weaknesses in our internal control over financial reporting, as discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our Annual Report on Form 10-K for fiscal year 2007, as updated by subsequent Form 10-Q. for additional information concerning these and other uncertainties that could negatively impact us. The risks described in below and in our Annual Report on Form 10-K as updated by subsequent Form 10-Q are not the only risks facing us, Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be able to manage our expanding operations effectively, which could harm our business.

We have expanded rapidly by acquiring coal washing facilities in Liulin County, Zhongyang County and Lingshi County, which have become operational and have a total annual coal washing capacity of approximately 3.5 million MT. We anticipate continuous expansion in our business, both through further acquisitions and internal growth. The new facility acquisitions and the overall internal growth require significant management resources that our smaller-size competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and mange our growing employee base. Further, our management will be required to maintain and expand our relationship with more suppliers and customers. Our current and planned personnel, systems, procedures and controls may not be adequate to support our further operations. If we were not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our common stock has been and may continue to be subject to considerable daily fluctuations. During the three months ended June 30, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.33 to $0.68 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of material customer agreements or acquisition, the operating and stock price performance of other companies that investors may deem comparable, new government restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related companies have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

We may be subject to regulatory scrutiny and sustain a loss of public confidence if we are unable to satisfy regulatory requirements relating to our internal controls over financial reporting and/or we have material internal control weaknesses which may result in material financial reporting errors.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting beginning with our Annual Report filed for a fiscal year ending on or after December 15, 2007 and have our independent registered public accounting firm attest to such evaluation for fiscal years ending on or after December 15, 2009. Compliance with these requirements can be expensive and time-consuming. While we believe that we met and will continue to be able to meet the applicable deadlines, no assurance can be given that we will meet the required deadlines in future years. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation when we are required to have such attestation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

We have failed to maintain an effective system of internal control over financial reporting and we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As reported in Item 4 “Controls and Procedures” of this Quarterly Report, our management has determined that as of June 30, 2008, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Purchases of Equity Securities by Issuer

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

31.1*	Certification of Mr. Liping Zhu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ms. Qiong Wu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

Date: August 15, 2008	By:	/s/ Liping Zhu
Liping Zhu
President and Chief Executive Officer