Form 10-Q
period 2008-09-30
Puda Coal, Inc.
filed 2008-11-13
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, November 7, 2008, 107,335,759 shares of common stock.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	5-6

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	7

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	8

Notes to Unaudited Consolidated Financial Statements	9–32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33–35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4T. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43–44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	47

Signatures	48

Certifications	49-53

PUDA COAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

PUDA COAL, INC.
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	5-6

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	7

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	8

Notes to Unaudited Consolidated Financial Statements	9-32

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(In thousands of United States dollars)

	Note(s)	September 30, 2008	December 31, 2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	21	$39,429	$16,381
Restricted cash	3, 21	233	233
Accounts receivable, net	4	10,677	8,137
Other receivables
- Related parties	5	2	4
- Third parties		-	6
Advances to suppliers
- Related parties	5	795	685
- Third parties		7,597	1,363
Inventories	6	25,357	35,953

Total current assets		84,090	62,762

PROPERTY, PLANT AND EQUIPMENT, NET	7	13,776	15,018

INTANGIBLE ASSETS, NET	8	3,419	3,484

TOTAL ASSETS		$101,285	$81,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	5,9	$1,300	$1,300
Accounts payable
- Related parties	5	-	182
- Third parties		4,642	2,140
Other payables
- Related parties	5	1,032	1,851
- Third parties		3,432	2,916
Accrued expenses		1,645	1,350
Income taxes payable		2,305	2,223
VAT payable		1,808	1,379
Distribution payable		1,297	1,096
Convertible notes	10	2,202	1,841
Derivative conversion feature	10, 22	1,100	1,100
Penalty payable	10	-	1,725

Total current liabilities		20,763	19,103

LONG-TERM LIABILITIES
Long-term debt
- Related party	5, 9	8,125	9,100
Derivative warrants	10, 22	4,139	4,480

Total long-term liabilities		12,264	13,580

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
September 30, 2008 and December 31, 2007
(In thousands of United States dollars)

	Note(s)	September 30, 2008	December 31, 2007
		(Unaudited)

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 107,335,759 (2007: 105,252,176)	12	107	105
Paid-in capital	12	30,455	28,304
Statutory surplus reserve fund		1,366	1,366
Retained earnings		28,388	14,807
Accumulated other comprehensive income		7,942	3,999

Total stockholders’ equity		68,258	48,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$101,285	$81,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2008 and 2007
(In thousands of United States dollars, except for per share data)

		Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	Note(s)

NET REVENUE		$74,051	$40,536	$177,837	$116,048

COST OF REVENUE		63,861	33,881	153,497	95,260

GROSS PROFIT		10,190	6,655	24,340	20,788

OPERATING EXPENSES
Selling expenses		783	694	2,395	2,240
General and administrative expenses		422	452	1,525	1,444

TOTAL OPERATING EXPENSES		1,205	1,146	3,920	3,684

INCOME FROM OPERATIONS		8,985	5,509	20,420	17,104

INTEREST INCOME		31	18	84	58

INTEREST EXPENSE	13	(191)	(345)	(588)	(1,346)

DEBT FINANCING COSTS	14	(118)	(515)	(740)	(1,921)

DERIVATIVE UNREALIZED FAIR VALUE GAIN/(LOSS)	15	121	588	341	(1,260)

OTHER EXPENSE	16	-	-	(719)	-

INCOME BEFORE INCOME TAXES		8,828	5,255	18,798	12,635

INCOME TAXES	17	(2,289)	(1,890)	(5,101)	(6,093)

NET INCOME		6,539	3,365	13,697	6,542

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		483	654	3,943	1,804

COMPREHENSIVE INCOME		$7,022	$4,019	$17,640	$8,346

EARNINGS PER SHARE
- BASIC		$0.06	$0.03	$0.13	$0.07
- DILUTED		$0.06	$0.03	$0.13	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC	18	107,291,751	100,188,544	105,936,997	97,017,522
- DILUTED	18	107,291,751	116,548,514	105,936,997	97,023,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(In thousands of United States dollars)

		Nine months ended September 30,
	Notes	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$13,697	$6,542
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights		65	59
Depreciation		1,244	872
Allowance for doubtful debts		6	1
Amortization of debt issue costs		-	6
Amortization of discount on convertible notes and warrants		361	777
Derivative unrealized fair value (gain)/loss		(341)	1,260
Discount on converted shares and exercised warrants		-	638
Stock compensation expense		29	-
Changes in operating assets and liabilities:
Increase in accounts receivable		(1,895)	(265)
Decrease in other receivables		8	38
Increase in advances to suppliers		(6,081)	(602)
Increase in VAT recoverable		-	(938)
Decrease/(increase) in inventories		13,088	(26,007)
Increase in accounts payable		2,107	51
Increase in accrued expenses		221	34
(Decrease)/increase in other payables		(562)	877
Decrease in income tax payable		(85)	(673)
Increase/(decrease) in VAT payable		318	(1,228)
Increase in penalty payable		379	1,138

Net cash provided by/(used in) operating activities		22,559	(17,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(2)	(5,977)

Net cash used in investing activities		(2)	(5,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		-	1,110
Repayment of long-term debt		(975)	(975)

Net cash (used in)/provided by financing activities		(975)	135

Effect of exchange rate changes on cash		1,466	136

Net increase/(decrease) in cash and cash equivalents		23,048	(23,126)
Cash and cash equivalents at beginning of period		16,381	24,943

Cash and cash equivalents at end of period		$39,429	$1,817

Supplementary cash flow information:	19

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000. BVI did not have any operating activities from August 19, 2004 (inception) to September 30, 2008.

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

Shanxi Coal was established on June 7, 1995. Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up. The owners of Shanxi Coal were Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%). Ming Zhao is the chairman and was the president and chief executive officer of Puda until his resignation on June 25, 2008. Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Ming Zhao and Yao Zhao are brothers.

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

On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement as described above. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000). The acquisition price of $2,692,000 was fully paid as of September 30, 2008. After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, were terminated.

As of September 30, 2008, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in Puda (registrant and legal parent), BVI, Putai and Shanxi Coal (collectively referred to as the “Group”) are as follows:

•	Puda Coal, Inc.: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held directly.

•	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda.

•	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (8%); Mr. Yao Zhao (2%) held directly, Mr. Ming Zhao (approximately 44%); Mr. Yao Zhao (approximately 11%) held indirectly through Puda, BVI and Putai.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of September 30, 2008, the organizational structure of the Group is as follows:

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The unaudited consolidated financial statements include—“the Group” Intercompany items have been eliminated.

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

The accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as reported in Form 10-K.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2008 and December 31, 2007, the Group did not have any cash equivalents.

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of September 30, 2008 and December 31, 2007.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(l) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar. Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007.

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

For certain financial instruments, including cash, accounts receivable, related party and other receivables, accounts payable, other payables and accrued expenses, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Group could borrow funds with similar remaining maturities.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:~~-~~

	September 30, 2008	December 31, 2007
	$’000	$’000

Balance, beginning of period	$48	$44
Additions	10	4

Balance, end of period	$58	$48

The Group did not write off any bad debts in the three and nine months ended September 30, 2008 and 2007.

5. Related Party Transactions

As of September 30, 2008 and December 31, 2007, the Group had the following amounts due from/to related parties:~~-~~

	September 30, 2008	December 31, 2007
	$’000	$’000
Other receivable from Ming Zhao, director and major shareholder of Puda	$2	$4
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$795	$685

Accounts payable to Jucai Coal	$-	$182
Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$800	$743

Other payable to Yao Zhao, manager and shareholder of Puda	232	215

Other payable to Ming Zhao and Yao Zhao	-	893

	$1,032	$1,851
Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	8,125	9,100

	$9,425	$10,400

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions (continued)

The balance payable to Resources Group of $800,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $101,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment. In the nine months ended September 30, 2008 and 2007, rental expenses paid to Resources Group were $7,000 and $6,000, respectively.

In the three months ended September 30, 2008 and 2007, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $5,236,000 and $5,107,000, respectively. In the nine months ended September 30, 2008 and 2007, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $11,710,000 and $14,417,000, respectively.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal, pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers. Under the terms of the agreement, Shanxi Coal receives a discount of approximately $4 to $6 per metric ton of coal from the price Jucai Coal charges its other customers.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group. The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons. The Liulin County plant started formal production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant started formal production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly. In the three months ended September 30, 2008 and 2007, Shanxi Coal paid principal of $325,000 (2007: $325,000) and interest of $146,000 (2007: $166,000) to Resources Group. In the nine months ended September 30, 2008 and 2007, Shanxi Coal paid principal of $975,000 (2007: $975,000) and interest of $453,000 (2007: $513,000) to Resources Group. Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. The conveyance loans financing the acquisitions are subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loans may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the convertible notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 7, 8 and 9).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories

As of September 30, 2008 and December 31, 2007, inventories consist of the following:

	September 30, 2008	December 31, 2007
	$’000	$’000

Raw materials	$12,341	$24,252
Finished goods	13,016	11,701

Total	$25,357	$35,953

There was no allowance for losses on inventories as of September 30, 2008 and December 31, 2007.

7. Property, Plant and Equipment, Net

As of September 30, 2008 and December 31, 2007, property, plant and equipment consist of following:

	September 30, 2008	December 31, 2007
	$’000	$’000
Cost:

Buildings and facilities	$3,344	$3,344
Machinery equipment	13,611	13,611
Motor vehicles	104	104
Office equipment and others	32	30

	17,091	17,089

Accumulated depreciation:

Buildings and facilities	385	255
Machinery equipment	2,918	1,814
Motor vehicles	10	2
Office equipment and others	2	-

	3,315	2,071
Carrying value:

Buildings and facilities	2,959	3,089
Machinery equipment	10,693	11,797
Motor vehicles	94	102
Office equipment and others	30	30

	$13,776	$15,018

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

Depreciation expense for the three months ended September 30, 2008 and 2007 was approximately $431,000 and $379,000, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was approximately $1,244,000 and $872,000, respectively. In the nine months ended September 30, 2008 and 2007, the amount included in cost of sales and general and administrative expenses was approximately $1,220,000 (2007: $859,000) and $24,000 (2007: $13,000), respectively.

8. Intangible Assets

	Land-use rights
	September 30, 2008	December 31, 2007
	$’000	$’000

Cost	$3,634	$3,634

Accumulated amortization	215	150

Carrying value	$3,419	$3,484

Land-use rights of $2,242,000 in Liulin County purchased from Resources Group are related to the land located in Shanxi Province and are amortized over fifty years up to August 4, 2055. Land-use rights of $1,392,000 in Zhongyang County purchased from Resources Group are related to the land located in Shanxi Province and are amortized over fifty years up to May 20, 2055. Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 5 and 9).

Amortization expense for the three months ended September 30, 2008 and 2007 was approximately $23,000 and $18,000, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $65,000 and $59,000, respectively. The estimated aggregate amortization expense for the five years ending December 31, 2008, 2009, 2010, 2011 and 2012 amounts to approximately $88,000, $92,000, $92,000, $92,000 and $92,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

	September 30, 2008	December 31, 2007
	$’000	$’000

Conveyance loan	$9,425	$10,400
Less: current portion	(1,300)	(1,300)
Long-term portion	$8,125	$9,100

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly. In the three months ended September 30, 2008 and 2007, Shanxi Coal paid principal of $325,000 (2007: $325,000) and interest of $146,000 (2007: $166,000) to Resources Group. In the nine months ended September 30, 2008 and 2007, Shanxi Coal paid principal of $975,000 (2007: $975,000) and interest of $453,000 (2007: $513,000) to Resources Group. Shanxi Coal pledged the land-use rights and plant and equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The conveyance loan is subordinated to the convertible notes. Payments by Shanxi Coal to Resources Group under the conveyance loan may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes (see Notes 5, 7 and 8).

The future principal payments under the conveyance loan as of September 30, 2008 are as follows:

September 30, 2008
Year	$’000

2008	$325
2009	1,300
2010	1,300
2011	1,300
2012	1,300
Thereafter	3,900
$9,425

10. Convertible Notes and Related Warrants

(a) On November 18, 2005, the Company issued unsecured convertible notes in an aggregate principal amount of $12,500,000, with an annual interest rate of 8%, due October 31, 2008 and related warrants to purchase shares of common stock of the Company. The notes are convertible into common stock at $.50 per share over the term of the debt. As of September 30, 2008, $10,260,000 was converted into 20,520,000 shares of common stock. The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance. As of September 30, 2008, 9,100,000 warrants were exercised into 9,100,000 shares of common stock. On October 31, 2008, the outstanding convertible notes with an aggregate principal amount of $2,240,000 and interest of $14,933 matured. The Company plans to pay off the outstanding principal upon the surrender of the notes by the note holders (as required in the notes) as well as the interest.

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

As these values are greater than the debt of $12,500,000, the total issue was discounted. The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000. The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and is being amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008. The amounts amortized in the three months ended September 30, 2008 and 2007 were $118,000 and $100,000, respectively. The amounts amortized in the nine months ended September 30, 2008 and 2007 were $328,000 and $418,000, respectively. Upon conversion, the pro rata % of the amount actually converted in relation to the total convertible is multiplied by the remaining derivative liability, and transferred to equity. The amounts of derivative conversion feature transferred to equity in the three months ended September 30, 2008 and 2007 were $nil and $299,000, respectively. The amounts of derivative conversion feature transferred to equity in the nine months ended September 30, 2008 and 2007 were $nil and $1,257,000, respectively. The portion of the discount related to the converted shares of $nil and $128,000 in the three months ended September 30, 2008 and 2007, respectively, was recorded in interest expense. The portion of the discount related to the converted shares of $nil and $632,000 in the nine months ended September 30, 2008 and 2007, respectively, was recorded in interest expense. The unamortized amount of $38,000 as of September 30, 2008 was offset against convertible notes. The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above. Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010, and the amount amortized in the three months ended September 30, 2008 and 2007 was $nil and $26,000, respectively. The amount amortized in the nine months ended September 30, 2008 and 2007 was $33,000 and $193,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative warrants transferred to equity in the three months ended September 30, 2008 and 2007 was $nil and $204,000, respectively. The amount of derivative warrants transferred to equity in the nine months ended September 30, 2008 and 2007 was $nil and $471,000, respectively. The portion of the discount of $nil and $2,000 related to the exercised warrants in the three months ended September 30, 2008 and 2007, respectively, was recorded in interest expense. The portion of the discount of $nil and $6,000 related to the exercised warrants in the nine months ended September 30, 2008 and 2007, respectively, was recorded in interest expense.

Debt issue costs of $1,583,000 are being amortized over the life of the debt of three years using the effective interest method up to October 31, 2008 and the amounts amortized in the nine months ended September 30, 2008 and 2007 were $nil and $6,000, respectively.

Interest expense on the convertible notes in the three months ended September 30, 2008 and 2007 amounted to $45,000 and $49,000, respectively. Interest expense on the convertible notes in the nine months ended September 30, 2008 and 2007 amounted to $135,000 and $195,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

The registration statement regarding the convertible notes and related warrants was declared effective by the SEC on March 31, 2008. The relevant date of March 17, 2006 for having the registration statement declared effective pursuant to the subscription agreement for the convertible notes and warrants had passed. Therefore, Puda was required to pay the penalty to investors for the delay in getting the registration statement effective. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30-day period, or part thereof, after the relevant date. The penalty payable to the investors was $4,167 per day after the relevant date of March 17, 2006 and was in effect up to March 31, 2008. The penalty for the three months ended September 30, 2008 and 2007 was $nil and $383,000 respectively. The penalty for the nine months ended September 30, 2008 and 2007 was $379,000 and $1,137,000 respectively. In July 2008, the Company issued 2,058,062 shares of common stock in settlement of the total outstanding penalty of $2,104,000.

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

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share. The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $0.60 not in cash, but by reducing the number of common share issued to them. These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors. These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010. The amount amortized in the three months ended September 30, 2008 and 2007 was $nil and $5,000, respectively. The amount amortized in the nine months ended September 30, 2008 and 2007 was $nil and $166,000, respectively. Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity. The amount of derivative placement agent warrants transferred to equity in the three months ended September 30, 2008 and 2007 was $nil and $2,029,000, respectively The amount of derivative placement agent warrants transferred to equity in the nine months ended September 30, 2008 and 2007 was $nil and $2,716,000, respectively. As of September 30, 2008, these warrants were valued at $.12 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $341,000 was included in the unaudited consolidated statements of operations. As of September 30, 2008, 1,742,040 placement agent warrants were exercised in a cashless method and resulted in the issuance of 1,293,055 common shares.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

(c) As of September 30, 2008 and December 31, 2007, convertible notes and related warrants include the following:

	September 30, 2008	December 31, 2007
	$000	$000
Convertible notes:
Gross amount issued	$12,500	$12,500
Less: amount converted in 2005	(850)	(850)
Less: amount converted in 2006	(6,750)	(6,750)
Less: amount converted in 2007	(2,660)	(2,660)
Less: unamortized discount on conversion feature	(38)	(366)
Less: unamortized discount on note warrants	-	(33)
	$2,202	$1,841

Derivative conversion feature:
Amount allocated to conversion feature	$6,137	$6,137
Less: amount transferred to equity upon conversion in 2005	(417)	(417)
Less: amount transferred to equity upon conversion in 2006	(3,314)	(3,314)
Less: amount transferred to equity upon conversion in 2007	(1,306)	(1,306)
	$1,100	$1,100

Derivative warrants:
Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(341)	-
	$4,139	$4,480

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

On September 6, 2007, Shanxi Coal entered into an agreement with an unrelated party, pursuant to which, Shanxi Coal will purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China. As consideration, Shanxi Coal will pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash. Under the agreement, Shanxi Coal will pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report. Shanxi Coal will pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit. If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement. As the mining permit has not been obtained by the seller, Shanxi Coal is now in the process of terminating the agreement.

As of September 30, 2008, the Group did not have any contingent liabilities.

12. Common Stock and Paid-in Capital

	Common Stock		Paid-in Capital
	No. of shares	$000	$000

Balance, January 1, 2008	105,252,176	$105	$28,304
Issue of penalty shares	2,058,062	2	2,102
Issue of directors shares	25,521	-	49

Balance, September 30, 2008	107,335,759	$107	$30,455

13. Interest Expense

Interest expense for the three months ended September 30, 2008 includes a $45,000 (2007: $49,000) interest payment for the 8% convertible notes, a $146,000 (2007: $166,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $nil (2007: $130,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants. Interest expense for the nine months ended September 30, 2008 includes a $135,000 (2007: $195,000) interest payment for the 8% convertible notes, a $453,000 (2007: $513,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $nil (2007: $638,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants.

14. Debt Financing Costs

Debt financing costs for the three months ended September 30, 2008 include amortization of discount on convertible notes and warrants of $118,000 (2007: $132,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $nil (2007: $383,000). Debt financing costs for the nine months ended September 30, 2008 include amortization of debt issue costs of $nil (2007: $6,000), amortization of discount on convertible notes and warrants of $361,000 (2007: $778,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000 (2007: $1,137,000) (see Note 10).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value gain of $121,000 in the three months ended September 30, 2008 (2007: $588,000) and derivative unrealized fair value gain of $341,000 in the nine months ended September 30, 2008 (2007: derivative unrealized fair value loss of $1,260,000) represent the change in fair value of the derivative warrants (see Note 10).

16. Other Expense

Other expense of $719,000 in the nine months ended September 30, 2008 represents the donation for earthquake rescue efforts in Sichuan Province, PRC.

17. Income Taxes

No provision for taxation has been made for Puda, BVI and Putai for the three and nine months ended September 30, 2008 and 2007, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25% for the three and nine months ended September 30, 2008. Effective from January 1, 2008, the income tax rate was reduced to 25% from 33%.

Details of income taxes in the statements of operations are as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	$’000	$’000	$’000	$’000

Current period provision	$2,289	$1,890	$5,101	$6,093

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	$’000	$’000	$’000	$’000

Income before income taxes	$8,828	$5,255	$18,798	$12,635

Income tax on pretax income at statutory rate	3,001	1,787	6,391	4,296
Tax effect of expenses that are not deductible in determining taxable profits	(8)	82	226	1,681
Effect of different tax rates of subsidiary operating in other jurisdictions	(827)	(56)	(1,808)	(173)
Valuation allowance	123	77	292	289

Income tax at effective rate	$2,289	$1,890	$5,101	$6,093

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (continued)

As at September 30, 2008 and December 31, 2007, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $5,507,000 and $4,646,000, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2008 and December 31, 2007. The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024, 2025, 2026, 2027 and 2028 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000 and $861,000, respectively.

At September 30, 2008 and December 31, 2007, deferred tax assets consist of:

	September 30, 2008	December 31, 2007
	$’000	$’000

Net operating loss carryforwards	$1,872	$1,580
Less: Valuation allowance	(1,872)	(1,580)

Net	$-	$-

18.  Basic and Diluted Weighted Average Number of Shares

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Basic weighted average number of shares	107,291,751	100,188,544	105,936,997	97,017,522
Options outstanding, after adjusting for 10 to 1reverse split	-	5,758	-	5,758
Assumed conversion of notes	-	3,238,294	-	-
Assumed exercise of warrants	-	13,115,918	-	-

Diluted weighted average number of shares	107,291,751	116,548,514	105,936,997	97,023,280

The conversion of notes and exercise of the warrants were not assumed for the three and nine months ended September 30, 2008 as they were out-of-the-money, but this item could potentially dilute earnings per share in the future.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplementary Cash Flow Information

	Nine months ended September 30,
	2008	2007
	$’000	$’000

Cash paid during the period for:
Interest	$588	$708
Income taxes	$5,228	$6,769

Major non-cash transactions:
Issue of penalty shares	$2,104	$-
Issue of directors’ shares	$49	$-
Dividend declared	$116	$-
Notes converted into common shares	$-	$2,560

20. Stock Compensation

As at September 30, 2008, Puda has outstanding options as follows:

Number of options granted	After adjusting for the 10 to 1 reverse stock split	Exercise price	Expiry date	Estimated Fair value
				$’000
150,000	15,000 (i)	$ 1	October 20, 2008	0

(i)	granted in 2003 to former directors/officers in consideration of services rendered.

The following summarizes the share option transactions during the period:

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2007 (after adjusting for the 10 to 1 reverse stock split)	15,000	$1
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Options outstanding at September 30, 2008	15,000	$1

On June 29, 2007, Puda entered into a director contract with Jianfei Ni. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 10,000 shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $2.50 per share. As of September 30, 2008, the warrants have not been issued. The stock compensation cost was $1,000 for the nine months ended September 30, 2008.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Stock Compensation (continued)

On August 3, 2007, Puda entered into a director contract with Larry Wizel. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 12,500 shares of common stock of the Company. In September, 2008, 12,500 shares of common stock were issued. The stock compensation cost was $15,000 for the nine months ended September 30, 2008.

On October 9, 2007, Puda entered into a director contract with C. Mark Tang. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on October 9, 2007, he will receive an annual fee of $40,000 in cash and 13,021 shares of common stock of the Company. In September 2008, 13,021 shares of common stock were issued. The stock compensation cost was $13,000 for the nine months ended September 30, 2008.

21. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At September 30, 2008 and December 31, 2007, the Group has a credit risk exposure of uninsured cash in banks of approximately $39,662,000 and $16,614,000, respectively. The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

	Three months ended September 30, 2008			Three months ended September 30, 2007			Nine months ended September 30, 2008			Nine months ended September 30, 2007
Customers
	$	’000%		$	’000%		$	’000%		$	’000%

Customer A		$-	-		$4,752	12		$-	-		$16,652	14

The following customers had balances greater than 10% of the total accounts receivable as of September 30, 2008 and December 31, 2007, respectively:

Customers	September 30, 2008		December 31, 2007
	$’000%		$’000%

Customer A	$1,236	12	$961	12
Customer B	$1,104	10	$-	-
Customer C	$-	-	$878	11
Customer D	$-	-	$865	11
Customer E	$-	-	$849	10

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Fair Value Measurement

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

The Company utilizes the income approach to measure fair value for its financial assets and liabilities. The income approach includes option pricing models, such as Black-Scholes. (see Note 10)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2008
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000

Derivative conversion feature	$1,100	$-	$1,100	$-
Derivative warrants	4,139	-	4, 139	-

Total	$5,239	$-	$5,239	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at September 30, 2008 and the statements of operations and cash flows for the nine months ended September 30, 2008.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)

September 30, 2008
ASSETS

CURRENT ASSETS
Restricted cash	$233

Total current assets	233

INVESTMENTS IN SUBSIDIARIES	66,433

TOTAL ASSETS	$66,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdrafts	$48
Other payables	1,773
Accrued expenses	25
Convertible notes	2,202
Derivative conversion feature	1,100

Total current liabilities	5,148

LONG-TERM LIABILITIES
Derivative warrants	4,139

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 107,335,759 shares	107
Paid-in capital	83,688
Accumulated deficit	(26,416)

Total stockholders’ equity	57,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,666

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

Nine months ended September 30, 2008

Revenue:

Share of earnings from investment in subsidiaries	$18,811

Total revenue	18,811

General and administrative expenses	(755)

Income from operations	18,056

Interest expense	(135)

Debt financing costs	(740)

Derivative unrealized fair value gain	341

Net income	$17,522

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

Nine months ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,522
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(18,811)
Amortization of discount on convertible notes and warrants	361
Derivative unrealized fair value gain	(341)
Stock compensation expense	29
Changes in operating assets and liabilities:
Advance from subsidiary	130
Increase in other payable	780
Decrease in accrued expenses	(151)
Increase in penalty payable	379

Net cash used in operating activities	(102)

Net decrease in cash and cash equivalents	(102)
Cash and cash equivalents at beginning of period	54

Cash and cash equivalents/(bank overdrafts) at end of period	$(48)

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenue. Net revenue was $74,051,000 for the three months ended September 30, 2008, compared to $40,536,000 for the three months ended September 30, 2007, an increase of $33,515,000, or 83%. The tonnage sales of cleaned coal increased approximately 111,000 MT, or 23%, from approximately 492,000 MT for the three months ended September 30, 2007 to approximately 603,000 MT for the three months ended September 30, 2008. The selling price of cleaned coal increased approximately $32 or 35%, from approximately $91 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended September 30, 2007 to approximately $123 per ton for the three months ended September 30, 2008. The increase in the tonnage sales and selling price of cleaned coal were the primary reasons for the increase in our net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers for the three months ended September 30, 2008 as a result of the increase in the general demand for high-grade coking coal in China, which was largely driven by the demand of steel production, which is a key component of rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly causes the increased demand for the cleaned high-grade metallurgical coking coal, which we sell. There was a significant surge in the price of raw coal and cleaned coal in the third quarter of 2008 due to increase in demand.

In response to this increase in general demand, we have significantly expanded our capacity to 3.5 million MT per year through the purchase of three coal washing facilities in November 2005 and June 2007. The Liulin County plant (annual clean coal washing capacity of 1.1 million MT) became operational in December 2005, the Zhongyang County plant (annual clean coal washing capacity of 1.2 million MT) became operational by the end of March 2006 and the Lingshi County Chongjie plant (annual clean coal washing capacity of 1.2 million MT) became operational in August 2007. In June 2007, the Company exchanged all assets of its 400,000 MT Liulin Dongqiang coal washing plant for all assets of the Lingshi County Chongjie plant.

Cost of Revenue. Cost of revenue was $63,861,000 for the three months ended September 30, 2008, compared to $33,881,000 for the three months ended September 30, 2007, an increase of $29,980,000, or 88%. This was primarily due to an increase in the tonnage sales of cleaned coal. The average purchase price of raw coal increased $34 or 61%, from approximately $56 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended September 30, 2007 to approximately $90 per ton for the three months ended September 30, 2008.

Gross Profit. Gross profit was $10,190,000 for the three months ended September 30, 2008, compared to $6,655,000 for the three months ended September 30, 2007, an increase of $3,535,000, or 53%. Gross profit margins for the three months ended September 30, 2008 and 2007 were 14% and 16%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the three months ended September 30, 2008, which was not entirely offset by the increase in cleaned coal price during this period.

Selling Expenses. Selling expenses were $783,000 for the three months ended September 30, 2008, compared to $694,000 for the three months ended September 30, 2007. This represents an increase of $89,000, or 13%, primarily due to the increase in sales volume in the three months ended September 30, 2008.

General and Administrative Expenses. General and administrative expenses were $422,000 for the three months ended September 30, 2008, compared to $452,000 for the three months ended September 30, 2007. This represents a decrease of $30,000, or 7%, primarily due to a reversal of overaccrued estimated administrative expenses from a previous period.

Income from Operations. Income from operations was $8,985,000 for the three months ended September 30, 2008, compared to $5,509,000 for the three months ended September 30, 2007. The increase of $3,476,000, or 63%, was primarily the result of an increase in gross profit of $3,535,000, which was offset by an increase in operating expenses of $59,000.

Interest Expense. Interest expense was $191,000 for the three months ended September 30, 2008, compared to $345,000 for the three months ended September 30, 2007. This represents a decrease of $154,000, or 45%, and such decrease was primarily due to a decrease of $130,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants, a decrease in interest payments of $20,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and a decrease in interest payments of $4,000 for the 8% convertible notes.

Debt Financing Costs. Debt financing costs were $118,000 for the three months ended September 30, 2008, compared to $515,000 for the three months ended September 30, 2007. This represents a decrease of $397,000, or 77%, primarily due to a decrease in penalty payment of $383,000 for not having the registration statement effective by March 17, 2006, and a decrease in amortization of discount on convertible notes and warrants of $14,000.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $121,000 and $588,000 for the three months ended September 30, 2008 and 2007, respectively represented a change in fair value of the warrants issued to the placement agent.

Income Before Income Taxes. Income before income taxes was $8,828,000 for the three months ended September 30, 2008, compared to $5,255,000 for the three months ended September 30, 2007. The increase of $3,573,000, or 68%, was primarily the result of an increase in operating profit of $3,476,000, a decrease in debt financing costs of $397,000, and a decrease in interest expense of $154,000, which was offset by a decrease in derivative unrealized fair value gain of $467,000 in the three months ended September 30, 2008.

Income Taxes. Income taxes were $2,289,000 for the three months ended September 30, 2008, compared to $1,890,000 for the three months ended September 30, 2007, an increase of $399,000, or 21%. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules. The increase was the result of the increase in operating profit of Shanxi Coal from $5,537,000 in the three months ended September 30, 2007 to $9,189,000 in the three months ended September 30, 2008, which was partially offset by the reduction in the income tax rate from 33% to 25%, effective since January 1, 2008.

Net Income. Net income was $6,539,000 for the three months ended September 30, 2008, compared to $3,365,000 for the three months ended September 30, 2007, an increase of $3,174,000, or 94%, mainly due to an increase in operating profit of $3,476,000, a decrease in debt financing costs of $397,000, and a decrease in interest expense of $154,000, which was offset by a decrease in derivative unrealized fair value gain of $467,000, an increase in income taxes of $399,000 in the three months ended September 30, 2008.

Inflation had no significant impact on the Company’s results of operations for the three months ended September 30, 2008 and 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Revenue. Net revenue was $177,837,000 for the nine months ended September 30, 2008, compared to $116,048,000 for the nine months ended September 30, 2007, an increase of $61,789,000, or 53%. The tonnage sales of cleaned coal increased approximately 343,000 MT, or 24%, from approximately 1,428,000 MT for the nine months ended September 30, 2007 to approximately 1,771,000 MT for the nine months ended September 30, 2008. The selling price of cleaned coal increased approximately $11 or 12%, from approximately $90 (after adjusting for RMB appreciation against USD over this period) per ton for the nine months ended September 30, 2007 to approximately $101 per ton for the nine months ended September 30, 2008. The increase in the tonnage sales and selling price of cleaned coal were the primary reason for the increase in our net revenue. The increase in tonnage sales was primarily due to increased orders of cleaned coal from existing and new customers for the nine months ended September 30, 2008 as a result of the increase in the general demand for high-grade coking coal in China, which was largely driven by the economic growth that China continued to experience for the nine months ended September 30, 2008. Steel is a key component of rail systems, bridges, ports, airports, construction projects and car production spearheading China's economic growth and the increased demand for steel directly causes the increased demand for the cleaned high-grade metallurgical coking coal, which we sell. There was a significant surge in the price of raw coal and cleaned coal in the third quarter of 2008 due to increase in demand.

In response to this increase in general demand, we have significantly expanded our capacity to 3.5 million MT per year through the purchase of three coal washing facilities in November 2005 and June 2007. The Liulin County plant (annual clean coal washing capacity of 1.1 million MT) became operational in December 2005, the Zhongyang County plant (annual clean coal washing capacity of 1.2 million MT) became operational by the end of March 2006 and the Lingshi County Chongjie plant (annual clean coal washing capacity of 1.2 million MT) became operational in August 2007. In June 2007, the Company exchanged all assets of its 400,000 MT Liulin Dongqiang coal washing plant for all assets of the Lingshi County Chongjie plant. Management anticipates that China's strong economic growth will continue in 2008 and believes that this will drive the demand for steel and high-grade metallurgical coking coal.

Cost of Revenue. Cost of revenue was $153,497,000 for the nine months ended September 30, 2008, compared to $95,260,000 for the nine months ended September 30, 2007, an increase of $58,237,000, or 61%. This was primarily due to an increase in the tonnage sales of cleaned coal. The average purchase price of raw coal increased $13 or 24%, from approximately $55 (after adjusting for RMB appreciation against USD over this period) per ton for the nine months ended September 30, 2007 to approximately $68 per ton for the nine months ended September 30, 2008.

Gross Profit. Gross profit was $24,340,000 for the nine months ended September 30, 2008, compared to $20,788,000 for the nine months ended September 30, 2007, an increase of $3,552,000, or 17%. Gross profit margins for the nine months ended September 30, 2008 and 2007 were 14% and 18%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the three months ended September 30, 2008, which was not entirely offset by the increase in cleaned coal price during this period.

Selling Expenses. Selling expenses were $2,395,000 for the nine months ended September 30, 2008, compared to $2,240,000 for the nine months ended September 30, 2007. This represents an increase of $155,000, or 7%, primarily due to the increase in sales volume in the nine months ended September 30, 2008.

General and Administrative Expenses. General and administrative expenses were $1,525,000 for the nine months ended September 30, 2008, compared to $1,444,000 for the nine months ended September 30, 2007. This represents a decrease of $81,000, or 6%, primarily due to an increase in insurance expenses.

Income from Operations. Income from operations was $20,420,000 for the nine months ended September 30, 2008, compared to $17,104,000 for the nine months ended September 30, 2007. The increase of $3,316,000, or 19%, was primarily the result of an increase in gross profit of $3,552,000, which was offset by an increase in operating expenses of $236,000.

Interest Expense. Interest expense was $588,000 for the nine months ended September 30, 2008, compared to $1,346,000 for the nine months ended September 30, 2007. This represents a decrease of $758,000, or 56%, and such decrease was primarily due to a decrease of $638,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants, a decrease in interest payments of $60,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and a decrease in interest payments of $60,000 for the 8% convertible notes.

Debt Financing Costs. Debt financing costs were $740,000 for the nine months ended September 30, 2008, compared to $1,921,000 for the nine months ended September 30, 2007. This represents a decrease of $1,181,000, or 61%, primarily due to a decrease in penalty payment of $758,000 for not having the registration statement effective by March 17, 2006, and a decrease in amortization of discount on convertible notes and warrants of $417,000, and a decrease in amortization of debt issue costs of $6,000.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $341,000 and derivative unrealized fair value loss of $1,260,000 for the nine months ended September 30, 2008 and 2007, respectively represented a change in fair value of the warrants issued to the placement agent.

Other Expense. Other expense of $719,000 in the nine months ended September 30, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC.

Income Before Income Taxes. Income before income taxes was $18,798,000 for the nine months ended September 30, 2008, compared to $12,635,000 for the nine months ended September 30, 2007. The increase of $6,163,000, or 49%, was primarily the result of an increase in operating profit of $3,316,000, an increase in derivative unrealized fair value gain of $1,601,000, a decrease in debt financing costs of $1,181,000, and a decrease in interest expense of $758,000, which was partially offset by an increase in other expense of $719,000 in the nine months ended September 30, 2008.

Income Taxes. Income taxes were $5,101,000 for the nine months ended September 30, 2008, compared to $6,093,000 for the nine months ended September 30, 2007, a decrease of $992,000, or 16%. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules. The decrease was primarily the result of the reduction in the income tax rate from 33% to 25%, effective since January 1, 2008, which was offset by an increase in operating profit of Shanxi Coal from $17,303,000 in the nine months ended September 30, 2007 to $20,086,000 in the nine months ended September 30, 2008.

Net Income. Net income was $13,697,000 for the nine months ended September 30, 2008, compared to $6,542,000 for the nine months ended September 30, 2007, an increase of $7,155,000, or 109%, mainly due to an increase in operating profit of $3,316,000, an increase in derivative unrealized fair value gain of $1,601,000, a decrease in debt financing costs of $1,181,000, a decrease in income taxes of $992,000, and a decrease in interest expense of $758,000, which was offset by an increase in other expense of $719,000 in the nine months ended September 30, 2008.

Inflation had no significant impact on the Company’s results of operations for the nine months ended September 30, 2008 and 2007.

Business Outlook

Due to high prices for raw materials used in steel making and other economic factors, China’s steel industry is currently experiencing slower production, which the Company believes will have a slight impact on our tonnage sales in the next two quarters or during a longer period of time.

In the longer term, the Company believes the outlook for its coal washing operations remains attractive, as the Company has maintained a stable increased customer base and supply channels, and the demand for high-grade coking coal will continue to increase due to the development programs of China’s western regions, which is expected to drive demand for steel in the longer term, and the ongoing need for steel in China’s long-term economic development will continue to drive the demand for steel. This provides significant opportunities for suppliers of cleaned coking coal like Puda Coal.

It should be noted that, however, the financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world. Many of our customers and suppliers may encounter much uncertainty and risks due to the weakening business environment and credit availability. As a result, these customers and suppliers may be unable to satisfy their contract obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance. See discussions under “Item 1A Risk Factors” of this report.

The Company is currently operating at approximately 69% utilization and has the capacity to meet the increases in future demand. In addition, the Company intends to execute its strategy of entering the coal mining business to increase profitability. However, if the Company is unable to obtain or manage new coal mines successfully, it will not be able to grow its business in the way that it currently expects. Also, in order to pursue such acquisition opportunities, the Company may need significant additional financing, which may not be available to it on favorable terms, if at all. The availability of such financing is further limited by the recent tightening of the global credit markets and the lack of investors confidence in the equity markets. See discussions under “Item 1A. Risk Factors” of this report.

Liquidity and Capital Resources

Net cash provided by operating activities was $22,559,000 for the nine months ended September 30, 2008, compared to net cash used in operating activities of $17,420,000 for the nine months ended September 30, 2007, an increase of $39,979,000. This was primarily due to a decrease in working capital needs resulting from decreased inventory.

Net cash used in investing activities was $2,000 for the nine months ended September 30, 2008, compared to $5,977,000 for the nine months ended September 30, 2007 which was related to the cash paid to acquire a new coal washing facility in June 2007.

Net cash used in financing activities of $975,000 for the nine months ended September 30, 2008 was for the repayment of long-term debt. Net cash provided by financing activities of $135,000 for the nine months ended September 30, 2007 was cash received from the exercise of warrants of $1,110,000, which was offset by the repayment of long-term debt of $975,000.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group (a related person controlled by our controlling shareholders), pursuant to which Shanxi Coal acquired two coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant with an annual clean coal washing capacity of 1.1 million MT started full production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant with an annual clean coal washing capacity of 1.2 million MT started full production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, is amortized over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly. On June 6, 2007, Shanxi Coal entered into an Asset Exchange Agreement with Lingshi Jinliao Coal & Chemical Co. Ltd. Pursuant to the Asset Exchange Agreement, Shanxi Coal agreed to exchange all assets of its 400,000 MT Liulin Dongqiang coal washing plant, with a book value of RMB11.5 million ($1,511,000), plus RMB45.5 million ($5,977,000) in cash, for all assets of Lingshi County Chongjie coal washing plant, with a book value of RMB57 million ($7,488,000).  The Lingshi County Chongjie plant with an annual clean coal washing capacity of 1.2 million MT started formal production in August 2007.

On September 6, 2007, Shanxi Coal entered into an agreement with Xin Kai Yuan Hotel and Restaurant Co. Limited, pursuant to which, Shanxi Coal agreed to purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China. As consideration, Shanxi Coal agreed to pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash. Under the agreement, Shanxi Coal agreed to pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit by the seller and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report by the seller. Shanxi Coal agreed to pay the remaining purchase price, RMB110 million ($14.6 million) within three months after the receipt of the mining commencement permit. If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal has the right to unilaterally terminate the agreement. As the seller fails to obtain the mining permit, our management has decided to terminate the agreement and is now in the process of terminating the agreement with the seller.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans to Resources Group, with the outstanding balance of $9,425,000 as of September 30, 2008, for the acquisition of the new Liulin County plant and the new Zhongyang County plant. On October 31, 2008, the convertible notes with an aggregate principal amount of $2,240,000 and interest rate of 8% per annum, which were issued during our 2005 private placement, matured. The Company plans to pay off the outstanding principal from its cash on hand and internally generated cash upon the surrender of the notes by the note holders as well as the interest.

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

Our cash balance was $39,429,000 as of September 30, 2008. We believe that our cash will be adequate to satisfy our anticipated cash requirements for fiscal 2008, including payment of the principal and interest on the notes, requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for our long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it. Our opinion concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

Putai, a wholly-owned indirect subsidiary of Puda, had an Option to purchase Shanxi Coal under an Exclusive Option Agreement dated June 24, 2005 among Putai, Shanxi Coal, and the two shareholders of Shanxi Coal, Zhao Ming and Zhao Yao, who are also the two principal shareholders of Puda. On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement. Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Zhao Ming and Zhao Yao, respectively. Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Zhao Ming at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total registered capital of Shanxi Coal from Zhao Yao at a purchase price of RMB4,050,000 (approximately $538,000). As of September 30, 2008, the acquisition price of $2,692,000 to Zhao Ming and Zhao Yao were fully paid. The closing of the acquisition occurred on November 8, 2007, the date a Chinese government approval with respect to the acquisition was received. After the acquisition, Putai became a 90% owner of Shanxi Coal. The Operating Agreements between Shanxi Coal and Putai were terminated upon the closing of the acquisition.

The acquisition of Shanxi Coal was recommended by our audit committee, composed solely of independent directors, and was approved by all independent members of our board of directors. The Zhao brothers did not participate in or vote on the decision to acquire Shanxi Coal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, securities market risk, commodity price risk, and other relevant market rate or price risks. The Company does not have any significant risks related to equity investments, securities markets or derivative financial instruments as the Company does not have equity investments in privately held companies other than its subsidiaries, securities markets or derivative financial instruments. Nor does the company have any significant interest rate risk, as the Company does not have bank loans and its promissory notes and loans to related parties have fixed interest rates. The Company is exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Foreign Currency Exchange Rate Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 99% of our costs and expenses for the three months ended September 30, 2008 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.8% of our assets were denominated in RMB as of September 30, 2008. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Risk Factors.” During the third fiscal quarter of 2008, the foreign currency translation adjustment to our comprehensive income was $0.5 million, primarily as a result of the RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would increase (decrease) our net income by approximately $0.06 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2008. As of September 30, 2008, our accumulated other comprehensive income was $7.942 million.

Commodity Price Risk

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

Credit Risk

We are exposed to credit risk from our cash at bank, and contract receivables. At September 30, 2008 and December 31, 2007, we had a credit risk exposure of cash at bank of approximately $39,662,000 and $16,614,000, respectively. The credit risk on cash at bank is limited because our banks are recognized financial institutions~~.~~ We do not require collateral or other securities to support financial instrument that are subject to credit risk. We grant credit to our customers in China. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, an evaluation was performed by of our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.

As previously disclosed under Item 9A (T) “Controls and Procedures” in our Annual Report on Form 10~~-~~-K for fiscal year 2007, our management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of certain material weaknesses in our internal control over financial reporting, including the lack of (i) an effective control environment, (ii) effective monitoring controls, (iii) effective controls over certain period-end financial close and reporting process, (iv) effective control over post-closing adjustments, (v) effective risk assessment and management mechanisms and (vi) fully effective controls over the complete and accurate recording and monitoring of intercompany accounts.

Management identified and has commenced the process of implementing the following procedures to remediate these material weaknesses, with the oversight of our audit committee: (i) meeting quarterly with our audit committee and independent auditors to discuss our accounting policies, (ii) improving communication and disclosure procedures by expanding our internal review of our financial statements, filings with the SEC and information disclosure to the public, including press releases, by our audit committee, and (iii) reviewing our external accounting consultant’s work by our Chief Financial Officer. Our management is also adopting other remedial measures as disclosed in our Annual Report on Form 10-K for fiscal year 2007. We have also added new accounting personnel, including a new chief financial officer, Quiong (Laby) Wu, who was appointed to be our chief financial officer on July 23, 2008 and is working on establishing our internal audit organization, enhancing our accounting policies and improving our internal control policies and procedures. However, the material weaknesses that existed at December 31, 2007, as described above and disclosed in Item 9A (T) of our Annual Report for fiscal year 2007 have not been fully remediated as of the end of the period covered by this Quarterly Report. As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that, our disclosure controls and procedures were not effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

Except for the actions we are taking to remediate the material weaknesses in our internal control over financial reporting, as discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our Annual Report on Form 10-K for fiscal year 2007, as updated by subsequent Forms 10-Q, for additional information concerning these and other uncertainties that could negatively impact us. The risks described in below and in our Annual Report on Form 10-K as updated by subsequent Forms 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

If we do not successfully execute our strategy of growth through coal mine acquisitions, our future performance, particularly our profit margins, could be adversely affected.

We plan to grow through external growth opportunities, including acquisitions of coal mines. If we are unable to obtain or manage these external growth opportunities successfully, we will not be able to grow our business in the way that we currently expect. The availability of high quality coal mines is limited and we are not certain that we will be able to identify suitable candidates or complete transactions on terms that are acceptable to us. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is further limited by the recent tightening of the global credit markets, and the lack of investors confidence in the equity markets. In addition, even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. If we are unsuccessful in our external growth strategy, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

The current credit and financial market conditions have a negative impact on global business environment and may exacerbate certain risks affecting our business.

The financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world. Many of our customers and suppliers may encounter much uncertainty and risks due to the weakening business environment and credit availability. As a result, these customers and suppliers may be unable to satisfy their contract obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance.

Our stock price has been extremely volatile and may continue to fluctuate significantly, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our common stock has been and may continue to be subject to significant daily fluctuations. During the three months ended September 30, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.25 to $0.51 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of material customer agreements or acquisition, the operating and stock price performance of other companies that investors may deem comparable, new government restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related companies recently have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

As reported in Item 4 “Controls and Procedures” of this Quarterly Report, our management has determined that as of September 30, 2008, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2008, we issued and delivered 2,058,062 shares of common stock of Puda Coal to the investors in the November 2005 private placement as penalty shares due on November 13, 2006 through March 6, 2008 for our failure to make the resale registration statement on Form SB-2/S-1 effective according to the time frame agreed upon with the investors in the Subscription Agreement. The investors acquired the convertible notes and warrants in our private placement. which closed in November 2005. The followings are the breakdown of the penalty shares:

Name of Shareholder	# of Penalty Shares
Silver Rock I, Ltd.	28,040
Alpha Capital AG	20,826
Anasazi Partners III Offshore, Ltd.	33,026
Anasazi Partners III, LLC	58,676
Anima S.G.R.p.A. RUBRICA ANIMA EMERGING MARKETS	51,300
Anima S.G.R.p.A. RUBRICA ANIMA FONDO TRADING	141,074
Baker, Adrienne	2,804
Baker, Christopher	39,308
Banca Gesfid	69,582
Banca Gesfid	3,550
Barish, Michael	25,650
Barletta, Joseph & Karen JTWROS	6,412
Baum, David	15,023
Beeman Insurance Agency Inc.	5,132
Brahmbhatt, Bimalkumar P.	955
Carter, Janet	497
Chilcott John	5,608
Chelverton Dividend Income Fund Limited	70,182
CIM Special Situations Limited	9,038
Cimarolo Partners, LLC	13,958
Conn, Michael	2,574
Crestview Capital	233,121
Datsopoulos, Milton	25,650
Pablo Felipe Serna Cardenas	6,084
Pablo Felipe Serna Cardenas	6,084
DiPietro, Robert	6,412
Double U Master Fund L.P.	25,650
Dowling, Victor & Jody JTWROS	2,979
Erigero, Greg	2,804
F. Berdon Co. L.P.	10,818
Flynn, Jason	6,412

French, David	993
Fuller, James W.	6,412
Gerdz Investments Limited Partnership, RLLLP	6,412
Gibson Living Trust	2,804
Grose, D. Austin	10,932
H.L. Severance Inc., Pension Plan & Trust	12,446
H.L. Severance Inc., Profit Sharing Plan & Trust	18,215
Hodel, Ann	2,804
Hollman, Mark & Stacia (Tenants by Entirety)	5,655
Hollman, Scott	12,825
Jayhawk China Fund (Cayman) Ltd	25,552
Johnson, Bruce	19,237
Kahn, Sheldon & Liron, Sarah (Community Property)	23,384
Katz, Michael	7,388
Lapidus, Robert & Donna JTWROS	2,565
Lemak, John S.	1,986
Levy, Peter	12,825
Masters, Paul IRA	1,911
Micek II, John Revocable Trust Dated 03/27/03	19,237
Micek III, John	25,650
Micek, Maurice & Jennifer JTWROS	19,237
Micek, Maurice Custodian for Andrew Micek	6,412
Micek, Maurice Custodian for Benjamin Micek	6,412
Murphy, Brian	6,412
Nite Capital LP	17,062
Ossellos of Butte Profit Sharing Trust FBO Guy J. Ossello ttee	497
Parsley, Rod	6,412
Wachovia FBO PerInvest Special Situations	9,133
Peterson, Jerry	5,608
Petrino, William	497
Philadelphia Health & Education Corporation	955
Professional Traders Fund, LLC	1,986
Purvis, Steve	12,825
Rock Associates	3,097
Sage Capital Investments Limited	6,412
Samuels, Leonard & Kaplan-Samuels, Leah JTWROS	19,237
Sandor Capital Master Fund, L. P.	26,841
Severance, H. Leigh	19,234
Silicon Prairie Partners, L. P.	35,104
Simgest (Italy)	256,499
Southridge Partners, LP	27,551
Stowell, Kurt	3,998
Thompson, Jack	19,237

Ungar, Jonathan	11,216
Vicis Capital Master Fund	128,249
Vision Opportunity	159,344
Weissenberger, Erich	24,685
Whalehaven Capital Fund Limited	35,239
White Sand Investors	12,825
Wrolstad, Christopher	4,573
Zelinger, Steven & Gordon, Lisa (Community Property)	6,412
Whitehorse Capital	11,071
JP Carey	5,328
Total	2,058,062

The penalty shares were acquired and fully paid for only to accredited investors in the United States and to persons who are not “U.S. persons” as defined in Regulation S under the Securities Act. The penalty shares were issued in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act. We did not engage in any public advertising or general solicitation in connection with the issuance of the securities.

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

PUDA COAL, INC.

	By:	/s/ Liping Zhu
Liping Zhu
President and Chief Executive Officer

Date: November 13, 2008