Form 10-K
period 2008-12-31
Puda Coal, Inc.
filed 2009-03-31
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“EXCHANGE ACT”)

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $20,876,971.  Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act.

The total number of shares of common stock of the registrant that were outstanding on the latest practicable date, March 6, 2009, was 107,335,759 shares.

TABLE OF CONTENTS

Forward-Looking Statements

This Annual Report on Form 10-K of Puda Coal, Inc. (“Puda” or the “Company”) contains certain forward-looking statements. These statements include the plans and objectives of management for the future growth of the Company and its subsidiaries, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda. Although Puda believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, the inclusion of such information should not be regarded as a representation by Puda or any other person that the objectives and plans of Puda will be achieved.

The words “we,” “us”, “our” and “Puda” refer to Puda Coal, Inc. and its subsidiaries. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our ability to eliminate or otherwise mitigate any material weakness in internal control over financial reporting or significant deficiencies that have been and may be further identified; and (d) other risks that are discussed in this Form 10-K and incorporated herein by reference or included in our previous filings with the SEC.

PART I

Item 1. Business

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

We clean raw coking coal sourced from third-party coal mines primarily located in Liulin County, Shanxi Province, and market the cleaned, high quality coking coal to coke and steel makers in our geographic market. Our current primary geographic markets include:

•	Shanxi Province

•	Inner Mongolia Autonomous Region

•	Hebei Province

•	Beijing

•	Tianjin

We focus on value-added coal washing processes and specialize in providing the high quality, cleaned coking coal, which is the quality level required to produce steel. The demand for the form of high quality coking which we produce is primarily driven by China’s industrial expansion and advancement, which depends on the availability of large amounts of steel for building infrastructure.  We are not a coal mining operation and do not own any coal mines as of the date of this report.  We currently purchase raw coal from a diversified pool of local coal mines in Shanxi Province.

The central area of Shanxi Province, where our three coal washing plants are located, is known for its high quality coking coal reserves.  We are strategically located in proximity to some of the highest quality coking coal reserves suitable for steel making. Our three coal washing plants are located in Liulin County, Zhongyang County and Linshi County, all of which are within approximately 150 miles of our executive offices in Taiyuan City.  Our accumulated coal washing capacity is about 3.5 million MT per year. As a large-volume supplier, we expect to continue to enjoy certain advantages as we believe that our primary customers will continue to focus on suppliers that can deliver large volume, consistently high-quality coking coal. We also expect to be well positioned to serve the demand for steel production in China - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities. These customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by railroad which is the most cost effective method for coal transport.

We have three coal washing plants:  Shanxi Liulin Jucai Plant, located in Liulin County, about 2 miles away from Jucai Coal, has an annual cleaning capacity of 1.1 million MT; Shanxi Zhongyang Ruixu Plant, located in Zhongyang County, has an annual clean coal washing capacity of 1.2 million MT; Linshi Dongqiang Plant, located in Linshi County, has an annual coal washing capacity of 1.2 million MT. In year 2008, we produced about 2.3 million MT cleaned coal, which is 66% of the 3.5 million MT annual production capacity.

To diversify our source of revenue and increase our gross margin, we set forth the business strategy to enter into coal mining business, which can be operated separately from, or synergistically with our coal washing business. We plan to take advantage of the policy initiatives of the Chinese government and have begun working on finding suitable coal mines to acquire. As of the date of this report, we have not entered into any definitive coal mine acquisition agreements.

Our principal executive office is located at 426 Xuefu Street, Taiyuan City, Shanxi Province, China. Our telephone number is +86 (351) 2281302 and our facsimile number is +86 (351) 7034404.

History and Background of the Company

Puda Coal, Inc. (formerly Purezza Group, Inc.) (the “Company” or “Puda”), a public reporting company traded on the OTC Bulletin Board, was incorporated in Florida on August 9, 2001 under Florida Law.

On July 15, 2005, through a reverse merger, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”), an International Business Company organized in the British Virgin Islands with registered capital of $50,000, and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI Members (Ming Zhao, Yao Zhao and Worldwide Gateway Co. Ltd.)  1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1-for-10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”). The share data has been retroactively adjusted for the Reverse Split.

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

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”). Putai was incorporated on November 5, 2004 and has a registered capital of $20,000. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain Operating Agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.) (“Shanxi Coal”), a company with limited liability established under the laws of the PRC. The Operating Agreements provided Putai control over Shanxi Coal, and the risks and rewards associated with equity ownership.

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

On September 13, 2007, pursuant to an Exclusive Option Agreement between Putai and Shanxi Coal, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000). Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively. The acquisition price of $2,692,000 was fully paid as of December 31, 2008.  After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, were terminated.

As of December 31, 2008, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

●	Puda Coal, Inc.: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held directly.

●	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda.

●	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda and BVI.

●	Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (8%); Mr. Yao Zhao (2%) held directly, Mr. Ming Zhao (approximately 44%); Mr. Yao Zhao (approximately 11%) held indirectly through Puda, BVI and Putai.

Corporate Structure

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Florida corporation which owns Puda Investment Holding Limited or BVI, an International Business Company incorporated in the British Virgin Islands; BVI owns Putai, a wholly foreign-owned enterprise established under the laws of the PRC. Our operations are conducted exclusively through our 90% subsidiary Shanxi Coal, a PRC limited liability company.

After the above reorganization and as of December 31, 2008, the organizational structure of the Group is as follows:

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

Coal Washing Industry in China

Coal plays a fundamental role in the global economy. China is both one of the largest consumers and producers of coal in the world. Based on China’s official statistics, in 2008, the raw coal production was 2.62 billion MT, a 12.5% increase over 2007, when the raw coal production was 2.32 billion MT.  Coal, in its raw or processed forms, is mainly used in four major industries:

•	Coal-fired power plants

•	Steel manufacturing

•	Metallurgy of non-ferrous metals

•	Cement production

Steel production is highly dependent on high quality coking coal feedstock. Based on the statistics of International Iron and Steel Institute, China was the largest steel producer in the world, who produced about 500 million MT and 489 million MT raw steel in 2008 and 2007 respectively, representing 38% and 36% of the world’s total steel production in 2008 and 2007. Large Chinese steel industry led China's coking coal industry, which stimulates cleaned coal industry.

However, in recent years, as China’s demand for steel grows, government authorities have taken the initial steps to modernize the coal, coking and steel making industries. On September 2, 2008, the Shanxi government issued an implementation opinion on accelerating mergers and acquisitions of the coal mining enterprises. Pursuant to the opinion, through different alternative ways such as merger, transfer, joint restructuring and equity investing, large coal production enterprises are encouraged to merge with or acquire small coal mines, and restructuring within large coal enterprises is also encouraged.

By acquiring modern cleaning facilities and adhering to Shanxi Province’s emissions standards, we believe we have adopted a business strategy that should fit the industry’s development path. Because of our long-standing relations with our customers - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities - we may in the future increase our market share of cleaned coking coal sold in Shanxi Province.

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

Although there are many coal cleaning plants located in the northeast China, the lower quality of the raw coal in that region makes these plants less competitive in the cleaned coal market, especially in the coking coal market which serves the steel making industry and coal-fired electric utilities. Lower quality coal markets include metallurgy of non-ferrous metals and cement production - neither of which are attractive market segments for us.

Raw Coal Supply

One of our competitive advantages is our access to the high-quality raw coking coal in Liulin County, Shanxi Province - an area known as China’s “King of Coal”, which has the highest processing yield and the lowest processing cost of any coking coal in China. As of the date of this report, we are not a coal mining operation and do not own any coal mines. However, our coal cleaning facilities are located in Liulin County, Shanxi Province, where high quality of coking coal reserves exists. Proximity to this high quality raw coking coal is critical to us for many reasons, including:

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

We are supplied raw coking coal by 19 coal mines, of which 14 mines are located in Liuling County in Shanxi Province. The high-quality raw coking coal we need to source and process to meet the quality level required by steel makers is more difficult to access in China than medium and low quality raw coal, which is a commodity and more readily available.

One of our supplier of high quality raw coking coal is Jucai Coal, a coal mine that is owned 75% by Yao Zhao, a manager at the coal washing plants of Shanxi Coal and brother of our Chairman, Ming Zhao, and a 12.37% (10.68% after the Conversion) stockholder of Puda. In addition to us, Jucai Coal also supplies high grade coal to other unrelated parties. Jucai Coal sold us 343,758MT and 218,329MT in 2007 and 2008, respectively. We currently have a preferred supply arrangement with Jucai Coal. This agreement gives us priority over its other customers and subject to its output capacity, has agreed to supply us with our entire high quality raw coking coal requirements pursuant to a coal supply agreement. We receive favorable pricing terms which are at a RMB30 to RMB50 discount per MT from the price Jucai Coal sells to its other customers. Payment terms are based on industry standards of 75% of the total purchase price is paid to Jucai Coal at delivery with the balance due within 30 days after delivery. Furthermore, Jucai Coal is required to maintain the quality of the coking coal at high quality which requires that such coking coal shall have a maximum 4% internal ash content, maximum 0.6% sulfur content, and external ash content of less than 10%. This preferred supply agreement expires by its terms on November 17, 2015 and may be terminated sooner if both parties agree to do so.

We are supplied and have access to lower quality coking coal from a number of other coal mines in Shanxi Province which produce raw coking coal with an internal ash content in excess of 7%. Sources of lower quality coking coal are plentiful around our cleaning facilities, and this lower quality coking coal typically sells at a discount to the prevailing high quality raw coking coal.

By the end of fiscal year 2008, we had 19 suppliers, with no one supplier who supplied more than 10% of our total raw coal purchase for year 2008.  In 2007, we had 16 raw coal suppliers, of which Jucai Coal supplied 10.9% of total raw coal we purchased.

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

We also source raw coking coal from two major coal mines located in Liulin County near our cleaning facilities. These mines produce quality coking coal, although not at the quality level which Jucai Coal produces. These suppliers provide raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content. These suppliers are:

•	Liujiazhuang Coal Mine - Shanxi Coal purchased about $6,270,458, $8,065,596 and $12,152,000 of raw coal from this mine in 2006, 2007 and 2008, respectively.

•	Liulin Dadongzhuang Coal Mine - Shanxi Coal purchased about $5,995,774, $7,880,949 and $12,839,000 of raw coal from this mine in 2006, 2007and 2008, respectively.

Operations

We have three coal washing plants, of which two are located in Liulin County and one is located in Lingshi County. In 2008, we produced about 2.3 million MT, which is 66% of the total 3.5 million MT annual production capacity. The details about the three plants are as follows:

•
Shanxi Liulin Jucai Plant - located in Liulin County about 2 miles away from Jucai Coal, has an annual cleaning capacity of 1.1 million MT. Shanxi Coal purchased facility from Resources Group, a related party, at cost for approximately $5,800,000, of which $900,000 is for the 50-year land use rights, $1,000,000 is for the plant and $3,900,000 is for the equipment. Shanxi Coal purchases the plant under financial lease agreement with Resources Group. The financial lease loan due to Resources Group is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly.

•
Shanxi Zhongyang Ruixu Plant - located in Zhongyang County, started production in April of 2006. It has an annual clean coal washing capacity of 1.2 million MT. This plant plus land-use right is acquired by Shanxi Coal at a price of $7.2 million. Shanxi Coal purchases the plant under financial lease agreement with Resources Group. The financial lease loan due to Resources Group is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly.

•
Linshi Dongqiang Plant - This facility, which is located in Linshi County, has an annual coal washing capacity of 1.2 million MT. We purchased this facility through an asset exchange with Linshi Jinliao Coal & Chemical Co. on June 22, 2007.

Shanxi Coal, our operating company, has over 10 years of experience in sourcing and mixing different quality of raw coals. Since 1995, Shanxi Coal began the business of processing different quality raw coals, and we believe that long-term experience should allow us to produce the optimum raw coking coal mix which typically results in lower effective cost per MT of raw coking coal blended input. An optimum raw coal blended input also is a primary determinate in achieving high processing yield.

As substantially all of our business operations are conducted in China, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China, currency fluctuations and other risks relating to doing business in China. For a detailed description of these risks, see risk factors sections under the sub-heading “Risks Relating to Doing Business in China”, starting from page 15.

Strategic Expansion

By significant expansion of coking coal cleaning capacity, over the years, Puda’s coal washing business has grown steadily and it has become a mature and sustainable business, generating sufficient cash flows for daily operations. We believe that we should be well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries. To achieve higher margin and continue to enhancing shareholder value, we plan to make a strategic move to enter the coal mining segment, which should enable the Company to enhance overall profit margins and solidify its position in the coal processing value chain.

On September 2, 2008, the Shanxi government issued an implementation opinion on accelerating the coal mining enterprises mergers and acquisitions. Pursuant to the opinion, through different alternative ways such as merger, transfer, joint restructuring and equity investing, large coal production enterprises are encouraged to merge with or acquire small coal mines, and restructuring within large coal enterprises is also encouraged. Electric power, metallurgy and chemical engineering enterprises, which are related to the coal industry, are encouraged to participate in, by investing as minority shareholders, mergers and acquisitions of coal mines in order to realize the holding of specialized management, coal and related industrial integration management.  We plan to take advantage of the policy initiatives of the Chinese government and we are actively evaluating coal mine acquisition candidates. As of the date of this report, we have not entered into any definitive material coal mine acquisition agreements.

Customers

Most of our current customers are China coke producers (who then sell their coke to major steel makers) and steel mills that have their own coking facilities. In 2007, we sold 2,012,701 MT of cleaned coking coal to 18 different customers. In 2008, we sold 2,342,059 MT of cleaned coking coal to 20 different customers. This represents an increase of 16% from 2007, due primarily to increased demand from existing and new customers, and increased production capacity.

In each of 2008 and 2007, we had 20 and 18 customers, respectively. In 2007, one customer Baotou Steel Group counted for more than 10% of our annual sales (13.1%). In 2008, no customer counted for more than 10% of our annual sales.

With railway access to Shanxi Province, Inner Mongolia Antonomous Region, Hebei Province, Beijing and Tianjin, we can readily service the growing appetite for steel production among our long-standing coke producing and steel mill customers. Our current primary geographic markets include:

•	Shanxi Province

•	Inner Mongolia Autonomous Region

•	Hebei Province

•	Beijing

•	Tianjin

In Shanxi Province alone, the independent coke producers supply 50% of China’s coke and 80% of China’s exported coke. We believe that much of the demand for coking coal is currently satisfied by off-specification grade coking coal of a lower quality, in which case, the gap between market demand for and supply of premium cleaned coal presents an opportunity for us. This is the market which we intend to continue to pursue aggressively as we believe steel makers will continue to focus on suppliers that can deliver large volume, consistent quality, and specification grade coking coal at competitive prices.

As a response to the global economic crisis, on November 11, 2008 the Chinese government announced a RMB 4 trillion yuan economic stimulus plan, pursuant to which the government will invest RMB 4 trillion yuan by the end of 2010 to stimulate Chinese economy. Under the stimulus plan, 280 billion yuan will be invested in low income housing and related projects , approximately 370 billion yuan will be invested in rural livelihood and rural infrastructure projects and railways, and 1.8 trillion yuan will be invested in highways, airports, urban and rural power grids.  China Steel Association released a research report, which states that the 4 trillion yuan investment in different industries will stimulate the revitalization of the top ten industries including steel industry and drive domestic steel consumption to 430 million tons in 2009.  Without the economic stimulus, it was expected that in 2009 China's steel consumption would drop to around 390 million tons. This means that the country's policy to revive the economy is expected to cause a total of 40,000,000 tons of steel consumption increase.

Employees

We had approximately 328 employees as of December 31, 2008 as compared to 245 employees as of December 31, 2007.  All of our employees are full-time employees. The following table shows the breakdown of the number of employees by department.

Department	Job Title / Responsibility	Number of Employees
Corporate	President, Vice Presidents, Managers	8
Finance	Finance and Accounting	5

Supply; Marketing and Sales	Purchase raw coal and maintain relationship with suppliers; Sell cleaned coal, maintain relationship with customers, and acquire new customers	22
Transportation	Short-range truck drivers (within plant)	21
Production	Produce cleaned coal	226
Quality Control	Quality check on input (raw coal) and output (cleaned coal)	21
Reception and Security	Administrative matters on reception and security	25
Total		328

Distribution

We sell our clean coking coal through a direct sales force of approximately 16 full-time employees who market directly to our customers, who are mostly coking companies that supply steel mills and steel mills with their own coking facilities. We do not have any agreements with any third-party distributors or wholesalers. While individual sales might be made to a customer who is not subject to a supply agreement if requested and we had adequate capacity at the time, most of our sales are pursuant to agreements which are signed for one-year terms, with annual renewals. Our customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines, which is the most cost effective method for coal transport.

Intellectual Property

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China’s steel making industry.

We have no patents, trademarks, other licenses, franchises, concessions or royalty agreements. In 2008, 2007 and 2006, we did not incur any expenditure on research and development activities.

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

Our future operating results have been and may continue to be affected by fluctuations in raw material prices. We may not be able to pass on cost increases to customers.

Our operating profits have been and may continue to be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and have purchased and may continue to have to purchase  raw coking coal at higher prices. In the past, we were unable to pass the cost increase of raw coal on to customers and may not be able to do so in the future either. This has adversely affected and may continue to adversely affect our gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customer under these provisions, many agreements permit customers to terminate the contract or refuse to buy all of the quantities contracted for. Market prices for raw coking coal fluctuate in most regions in China. From the beginning of 2008 the price of raw coking coal rose significantly and the price arrived to highest level in October 2008, and then significantly decreased afterwards. We were not able to fully pass these cost increases on to our customers and may not be able to do so with any future increases in the cost of raw materials. Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products.

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

We have not timely renew our property insurance, we may incur significant loss if there is any unexpected damage to our property.

In  2007, Shanxi Coal maintained property insurances coverage in the amount of $32,474,213 (RMB246,200,000) through The People’s Insurance Company of China.  The insurances expired on September 26, 2008 and October 6, 2008 respectively. As of the date of this report, we had not renewed the property insurances.  As the risks of our business operations are currently not covered by insurance, any loss or damage to our properties or other assets, or personal injuries arising from our business operations may have a material adverse effect on our financial condition and operations.  We are in the process of renewing our insurance policies as soon as we can to bring the insurance coverage to the level that the management believes will be reasonable and appropriate.

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

We depend on key persons and the loss of any key person could adversely affect our operations.

We and our operating company, Shanxi Coal are highly dependent on the marketing ability and credit of Ming Zhao, our Chairman, and the loss of his service and support would have a material and adverse impact on our operations. We are also dependent upon our relationship with Ming Zhao and his brother, Yao Zhao’s other controlled businesses. None of our companies have applied for key-man life insurance on the lives of our executives. If we were to lose the services of Ming Zhao, our ability to operate would be impaired.

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

Since the Zhaos are equity owners of Resources Group they may have a conflict of interest with the Company. If the lien is enforced after a default, the secured assets would be transferred to an entity which is owned by them. Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. As the equity owners of 10% of the registered capital of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos and their family. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (currently 49.47% and 12.37% of our outstanding common stock), they can control the actions which we take. Ming Zhao is our Chairman of the board of directors. In addition, the Zhao brothers also control the mine, Jucai, of which is one of our suppliers. By limiting or eliminating our supply, they could adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. See also the risk below, “Our principal stockholders have significant control over the company and may have conflicts of interest with the company.”

Because we are expanding, we may have to make sales to customers with inadequate or unknown creditworthiness. We may not be able to collect receivables which are incurred by these customers.

Our ability to receive payment for cleaned coal depends on the continued creditworthiness of our customers. In order to pay our expansion costs, we may have to make sales to customers who are less creditworthy than our historical customers. Our customer base may change if our sales increase because of our added cleaning capacity. If we are not able to collect our receivables, our profitability will be negatively affected.

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

We may have to incur unanticipated costs because of the unpredictability of the Chinese legal system.

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

Although Circular No. 75 has removed the requirement for MOFCOM approval, and Puda’s Chinese shareholders have complied with Circular No. 75 requirements, the burdens that may arise under the SAFE registration process in the future may still restrict our ability to control and manage Shanxi Coal and could adversely affect our business and prospects.

We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of December 31, 2008, the last trading day in 2008, Renminbi appreciated to approximately 6.8225 Renminbi per U.S. Dollar.  It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results. Results of Shanxi Coal’s operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

The trading price of our common stock has been and may continue to be subject to significant daily fluctuations.  During the three months ended December 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.17 to $0.37 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of material customer agreements or acquisition, the operating and stock price performance of other companies that investors may deem comparable, new government restrictions or regulations and news reports relating to trends in our markets.  In addition, the stock market in general, and the market prices for China-related companies recently have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Our stock prices could decrease if a substantial number of shares are sold under Rule 144.

A substantial majority of Puda’s outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a our outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. The SEC amended Rule 144 and, effective February 15, 2008, non-affiliates may sell restricted securities without volume limitations or other requirements after having held the securities for six months. If a substantial number of shares of our stock are sold under the amended Rule 144 or other exemption, it could cause the price our stock to go down.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

As of December 31, 2008, Ming Zhao and Yao Zhao own in total approximately 61.84% of the Company’s outstanding shares,  and upon the conversion of all of the outstanding convertible notes and the exercise of all of the outstanding warrants the underlying stock of which is being registered in this offering (“Conversion”), they will own in total approximately 53.39% of our outstanding stock and, acting together, will be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. In addition, Florida corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained by consent action, without any meeting of stockholders, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, the Zhao brothers could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of the Zhao brothers may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, the Zhao brothers may be influenced by interests that conflict with yours. You should not buy our common stock unless you are willing to entrust all aspects of operational control to Puda’s current management team.

Our principal stockholders have significant control over the company and may have conflicts of interest with the company.

Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. First, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (61.84%, and 53.39% after the Conversion), they can control the actions which we take. Ming Zhao is our Chairman of the board of directors. Second, the Zhao brothers control the mine which is one of our raw coal suppliers. We currently secure raw coal from local Liulin County coal mines, including Jucai Coal, a coal mine that is 75% owned by Yao Zhao, Mr. Ming Zhao’s brother and a manager of the coal washing plants of Shanxi Coal. By limiting or eliminating our supply, the Zhao brothers, who control our coal mine supplies, could adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. In addition, the Zhao Brothers may declare dividends out of Shanxi Coal, in which they own 10% of the direct equity interest even though it would be in the interests of Puda for Shanxi Coal, to reinvest its profits into the business.

The conversion of outstanding derivative securities could cause your ownership in the company to be diluted and may decrease the value of your investment.

Outstanding derivative securities and current and future obligations to issue Puda’s securities to various parties may dilute the value of your investment. In November 2005, we issued warrants with 5 years term to certain investors.  For as long as the warrants are outstanding, the holders thereof will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such derivative securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with Puda’s common stock.

We do not intend to pay dividends in the foreseeable future.

In 2005, Shanxi Coal, our 90% subsidiary, declared dividends of $1,756,470, payable to Ming Zhao (80%) and Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid in October 17, 2008. In September 2008, Shanxi Coal declared RMB 8 million ($1,170,754) dividend to its shareholders, which has not been paid as of the date of this report.  No dividend was declared in 2006, 2007 and 2008 by Puda Coal, the OTC listed company. Puda Coal does not intend to pay any dividends in the foreseeable future. We do not plan on making any cash contributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any. See “Dividend” on page 26.

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

As reported in Item 9A(T) “Control and Procedures” of this report, our management has determined that as of December 31, 2008, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see Item 9A(T) – “Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

The two new plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group on November 17, 2005, which is controlled by Ming Zhao (80%) and by Yao Zhao (10%). The New Shanxi Liulin County Plant, which is located in Liulin County, Shanxi province, started production in December of 2005. The New Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million. The New Zhongyang County Plant, which is located in Zhongyang County, Shanxi province, started production in April of 2006. The New Zhongyang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly. The loan is secured by the New Shanxi Liulin Jucai Plant and the New Zhongyang Plant. Shanxi Coal pledged the Liulin and Zhongyang coal washing plants and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The annual purchase price payment made by Shanxi Coal to Resources Group in 2007 and 2008 were $1,300,000.

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

Shanxi Coal entered into agreements with Resources Group in 2001 to lease an office as headquarters office of Shanxi Coal, which is in Taiyuan, Shanxi, and certain equipment (“the office lease agreement”). The rent is RMB50,000 per year with the lease term of 8 years ended December 31, 2008 . On January 10, 2009, the office lease agreement was renewed with rent of RMB90,000 per year and lease term of 5 years ending December 31, 2013.

We do not own or lease any undeveloped property, and all the above facilities are currently in good working condition. We do not have any plan for property improvement or development in the foreseeable future.

In  2007, Shanxi Coal maintained property insurances coverage in the amount of $32,474,213 (RMB246,200,000) through The People’s Insurance Company of China.  The insurances have expired on September 26, 2008 and October 6, 2008 respectively. As of the date of this report, we have not renewed the property insurance.   We are in the process of renewing our insurance policies as soon as we can to bring the insurance coverage to the level that our management believes will be reasonable and appropriate.

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

	High*	Low*
2007
March 31, 2007	1.340	0.770
June 30, 2007	2.59	0.83
September 30, 2007	2.36	1.24
December 31, 2007	2.11	0.78

2008
March 31, 2008	0.29	0.27
June 30, 2008	0.54	0.49
September 30, 2008	0.29	0.25
December 31, 2008	0.21	0.18

*	Source: Yahoo! Finance

Holders

As of December 31, 2008 there were 107,335,759 shares outstanding and approximately 158 holders of record of our common stock. See “Security Ownership of Certain Beneficial Owners and Management.”

Dividend

In 2005, Shanxi Coal declared dividends, adjusted at exchange rate, equals to $1,756,470, payable to Ming Zhao (80%) and Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid in October 17, 2008. In September 2008, Shanxi Coal declared dividends equal to $1,170,754 to its shareholders as follows:  $1,053,678 to Putai, a 90% equity owner; $93,661 to Mr. Ming Zhao, an 8% owner, and $23,415 to Mr. Yao Zhao, a 2% owner. As of the date of this report, the declared dividend has not been paid.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, information with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Puda Coal, Inc. 2008 Equity Incentive Plan	10,000	$2.5	4,772,976	(1)
Equity compensation plans not approved by security holders:	None	N/A	N/A

(1)
This number represents the number of securities available for future issuance under the Plan, excluding the shares that the Company is obligated to issue to the directors under the directors contracts and the shares issuable upon the exercise of the 10,000 warrants.

Sales of Unregistered Securities

In July 2008, we issued and delivered 2,058,062 shares of common stock of Puda Coal to the investors in the November 2005 private placement as penalty shares due on November 13, 2006 through March 6, 2008 for our failure to make the resale registration statement effective according to the time frame agreed upon with the investors in the Subscription Agreement.  The penalty shares were issued only to accredited investors in the United States and to persons who are not “U.S. persons” as defined in Regulation S under the Securities Act. The penalty shares were issued in reliance on the exemptions from registration afforded under Rule 506 of Regulation D and Regulation S under the Securities Act. We did not engage in any public advertising or general solicitation in connection with the issuance of the penalty shares.

Purchases of Equity Securities by Issuer

            We did not purchase any of our equity securities in 2008.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2008 are derived from the audited consolidated financial statements of Puda Coal, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended December 31,

	2008	2007	2006	2005	2004
OPERATIONS DATA	$’000	$’000	$’000	$’000	$’000

Revenues	$242,338	$165,267	$137,771	$51,710	$19,735

Net income	17,061	10,874	1,354	965	3,693

Option holder preference dividend	-	-	(2,717)	(2,717)	—
Income/(loss) applicable to common Shares	$17,061	$10,874	$(1,363)	$(1,752)	$3,693

Income/(loss) per common share - basic and diluted	$0.16	$0.11	$(0.02)	$(0.03)	$0.05

Cash dividends declared per common Share	$0.00	$—	$—	$0.02	$0.03

BALANCE SHEET DATA
Total assets	$98,632	$81,264	$62,984	$46,701	$11,344
Convertible notes and warrants	$4,086	$7,421	$13,894	$18,925	$—
Other Long-term debt	$7,800	$9,100	$10,400	$11,700	$—
Shareholders' equity	$72,277	$48,581	$23,037	$6,082	$7,149

QUARTERLY FINANCIAL DATA

Unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, related notes and other financial information and the Company's quarterly reports on Form 10-Q for the fiscal years 2008 and 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
YEAR ENDED December 31, 2008
Revenues	$50,598	53,188	74,051	$64,501	$242,338
Gross profit	$7,453	6,697	10,190	$5,996	$30,336
Net income	$4,295	2,863	6,539	$3,364	$17,061
Option holder preference dividend	$—	—	—	$—	$—
Income applicable to common shares	$4,295	2,863	6,539	$3,364	$17,061
Income per common share - basic and diluted	$0.04	0.03	0.06	$0.03	$0.16

YEAR ENDED December 31, 2007
Revenues	$37,415	38,097	40,536	$49,219	$165,267
Gross profit	$7,505	6,628	6,655	$7,827	$28,615
Net income/(loss)	$3,847	(670)	3,365	$4,332	$10,874
Option holder preference dividend	$—	—	—	$—	$—
Income/(loss) applicable to common shares	$3,847	(670)	3,365	$4,332	$10,874
Income/(loss) per common share - basic and diluted	$0.04	(0.00)	0.03	$0.04	$0.11

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenue. Net revenue was $242,338,000 for the year ended December 31, 2008, compared to $165,267,000 for the year ended December 31, 2007, an increase of $77,071,000, or 47%. The tonnage sales of cleaned coal increased approximately 329,000 MT, or 16%, from approximately 2,013,000 MT for the year ended December 31, 2007 to approximately 2,342,000 MT for the year ended December 31, 2008. The selling price of cleaned coal increased approximately $14 or 16%, from approximately $89 (after adjusting for RMB appreciation against USD over this period) per ton for the year ended December 31, 2007 to approximately $103 per ton for the year ended December 31, 2008.  The increase in the tonnage sales and average selling price of cleaned coal were the primary reasons for the increase in our net revenue. The increase in tonnage sale and selling price were primarily due to increased orders of cleaned coal from existing and new customers for the year ended December 31, 2008.

Cost of Revenue. Cost of revenue was $212,002,000 for the year ended December 31, 2008, compared to $136,652,000 for the year ended December 31, 2007, an increase of $75,350,000, or 55%. This was primarily due to an increase in the tonnage sales of cleaned coal.  The average purchase price of raw coal increased $14 or 26%, from approximately $54 (after adjusting for RMB appreciation against USD over this period) per ton for the year ended December 31, 2007 to approximately $68 per ton for the year ended December 31, 2008.

Gross Profit. Gross profit was $30,336,000 for the year ended December 31, 2008, compared to $28,615,000 for the year ended December 31, 2007, an increase of $1,721,000, or 6%. Gross profit margins for the year ended December 31, 2008 and 2007 were 13% and 17%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the year ended December 31, 2008.

Selling Expenses. Selling expenses were $3,191,000 for the year ended December 31, 2008, compared to $2,975,000 for the year ended December 31, 2007. This represents an increase of $216,000, or 7%, primarily due to the increase in sales volume in the year ended December 31, 2008.

General and Administrative Expenses. General and administrative expenses were $2,207,000 for the year ended December 31, 2008, compared to $2,215,000 for the year ended December 31, 2007. This represents a decrease of $8,000, which was a result of cost saving policies implemented in the fourth quarter of 2008.

Income from Operations. Income from operations was $24,938,000 for the year ended December 31, 2008, compared to $23,425,000 for the year ended December 31, 2007. The increase of $1,513,000, or 6%, was primarily the result of an increase in gross profit of $1,721,000, which was offset by an increase in operating expenses of $208,000.

Interest Income.  Interest income was $406,000 for the year ended December 31, 2008, compared to $83,000 for the year ended December 31, 2007.  This represents an increase of $323,000, or 389%.  The increase is primarily due to an increase in interest income from a short-term loan to an unrelated party.

Interest Expense. Interest expense was $763,000 for the year ended December 31, 2008, compared to $1,577,000 for the year ended December 31, 2007.  This represents a decrease of $814,000, or 52%, and such decrease was primarily due to a decrease of $663,000 for the expensed portion of the discount on the conversion feature and warrants related to converted notes and exercised warrants, a decrease in interest payments of $80,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and a decrease in interest payments of $71,000 for the 8% convertible notes.

Debt Financing Costs. Debt financing costs were $778,000 for the year ended December 31, 2008, compared to $2,422,000 for the year ended December 31, 2007.  This represents a decrease of $1,644,000, or 68%, primarily due to a decrease in penalty payment of $1,142,000 for not having the registration statement effective by March 17, 2006, a decrease in amortization of discount on convertible notes and warrants of $496,000, and a decrease in amortization of debt issue cost of $6,000.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $394,000 for the year ended December 31, 2008 and derivative unrealized fair value loss of $343,000 for the year ended December 31, 2008 and 2007, respectively represented a change in fair value of the warrants issued to the placement agent.

Other Expense. Other expense of $719,000 in the year ended December 31, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC.

Income Before Income Taxes. Income before income taxes was $23,478,000 for the year ended December 31, 2008, compared to $19,166,000 for the year ended December 31, 2007. The increase of $4,312,000, or 22%, was primarily the result of a decrease in debt financing costs of $1,644,000, an increase in operating profit of $1,513,000, a decrease in interest expense of $814,000, an increase in derivative unrealized fair value gain of $737,000, and an increase in interest income of $323,000, which was offset by an increase in other expense of $719,000 in the year ended December 31, 2008.

Income Taxes. Income taxes were $6,417,000 for the year ended December 31, 2008, compared to $8,292,000 for the year ended December 31, 2007, a decrease of $1,875,000, or 23%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The decrease was primarily the result of reduction in the income tax rate from 33% to 25%, effective since January 1, 2008, which was offset by an increase in operating profit of Shanxi Coal from $23,980,000 in the year ended December 31, 2007 to $25,160,000 in the year ended December 31, 2008.

Net Income. Net income was $17,061,000 for the year ended December 31, 2008, compared to $10,874,000 for the year ended December 31, 2007, an increase of $6,187,000, or 57%, mainly due to, a decrease in income taxes of $1,875,000, a decrease in debt financing costs of $1,644,000, an increase in operating profit of $1,513,000, a decrease in interest expense of $814,000, an increase in derivative unrealized fair value gain of $737,000, and an increase in interest income of $323,000, which was offset by an increase in other expense of $719,000 in the year ended December 31, 2008.

Inflation had no significant impact on the Company’s results of operations for the years ended December 31, 2008 and 2007.

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

Gross Profit. Gross profit was $28,615,000 for the year ended December 31, 2007, compared to $28,390,000 for the year ended December 31, 2006, an increase of $225,000, or 1%, due to an increase in sales volume. Gross profit margins for the years ended December 31, 2007 and 2006 were 17% and 21%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal during the fiscal year ended December 31, 2007 that exceeded the increase in the average selling price of raw coal in this year..

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

Income Taxes. Income taxes were $8,292,000 for the year ended December 31, 2007, compared to $7,604,000 for the year ended December 31, 2006, an increase of $688,000, or 9%, due to an increase in the operating profit of Shanxi Coal from $23,402,000 for the year ended December 31, 2006 to $23,980,000 for the year ended December 31, 2007. Income tax is imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules The income tax rate was 33% for the years ended December 31, 2007 and 2006 and was reduced to 25% effective on January 1, 2008.

Net Income. Net income was $10,874,000 for the year ended December 31, 2007, compared to $1,354,000 for the year ended December 31, 2006, an increase of $9,520,000, or 703%, mainly due to a decrease in debt financing costs of $8,247,000, a decrease in interest expenses of $2,864,000,and  an increase in operating profit of $653,000, which was offset by an increase in derivative unrealized fair value loss of $1,580,000, and an increase in income taxes of $688,000 for the year ended December 31, 2007.

Inflation had no significant impact on our results of operations for the years ended December 31, 2007 and 2006.

Business Outlook

Due to high prices for raw materials used in steel making and the global economic crisis, China’s steel industry is currently experiencing slower production, which the Company believes will impact on our tonnage sales in the next two quarters or during a longer period of time.

In the longer term, the management believes the outlook for its coal washing operations remains attractive, as the Company has maintained a stable increased customer base and supply tunnels. We believe that the outlook for China’s steel making industry also remains promising due to China’s 4 trillion yuan economic stimulus package, which encourages infrastructure development projects such as the construction of railway and motor vehicle manufacturing as well as real estate projects, which will drive the demand for steel.  This provides significant opportunities for suppliers of cleaned coking coal like Puda Coal.

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

The Company is currently operating at approximately 66% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand.  In addition, the Company intends to execute its strategy of entering the coal mining business to increase profitability.  However, if the Company is unable to obtain or manage new coal mines successfully, it will not be able to grow its business in the way that it currently expects.  Also, in order to pursue such acquisition opportunities, the Company may need significant additional financing, which may not be available to it on favorable terms, if at all.  The availability of such financing is further limited by the recent tightening of the global credit markets and the lack of investors confidence in the equity markets. See discussions under “Item 1A. Risk Factors” of this report.

Liquidity and Capital Resources

Net cash provided by operating activities was $26,280,000 for the year ended December 31, 2008, compared to net cash used in operating activities of $4,013,000 for the year ended December 31, 2007, an increase of $30,293,000. This was primarily due to a decrease in working capital needs resulting from decreased inventory and an increase in net income.

Net cash used in investing activities was $895,000 for the year ended December 31, 2008 was related to the payment of $893,000 to Ming Zhao and Yao Zhao for the purchase of equity interest in Shanxi Coal, and the cash paid to acquire fixed assets of $2,000.  Net cash used in investing activities of $7,910,000 for the year ended December 31, 2007 was related to the payment of $1,799,000 to Ming Zhao and Yao Zhao for the purchase of equity interest in Shanxi Coal, the cash paid to acquire a new coal washing facility of $5,977,000 in June 2007, and the cash paid to acquire fixed assets of $134,000 in October 2007.

Net cash used in financing activities of $4,487,000 for the year ended December 31, 2008 was for the repayment of convertible notes upon maturity of $2,015,000, the repayment of long-term debt of $1,300,000, and the payment of 2005 dividends to owners of a subsidiary of $1,172,000.  Net cash provided by financing activities of $2,300,000 for the year ended December 31, 2007 was related to cash received from the exercise of warrants of $3,600,000, which was offset by the repayment of long-term debt of $1,300,000.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group (a related person controlled by our controlling shareholders), pursuant to which Shanxi Coal acquired two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province. The Liulin County plant with an annual clean coal washing capacity of 1.1 million MT started full production in December 2005. The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000. The Zhongyang County plant with an annual clean coal washing capacity of 1.2 million MT started full production at the end of March 2006. The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000. Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, is amortized over 10 years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  On June 6, 2007, Shanxi Coal entered into an Asset Exchange Agreement with Lingshi Jinliao Coal & Chemical Co. Ltd.   Pursuant to the Asset Exchange Agreement, Shanxi Coal agreed to exchange all assets of its 400,000 MT Liulin Dongqiang coal washing plant, with a book value of RMB11.5 million ($1,511,000), plus RMB45.5 million ($5,977,000) in cash, for all assets of Lingshi County Chongjie coal washing plant, with a book value of RMB57 million ($7,488,000).   The Lingshi County Chongjie plant with an annual clean coal washing capacity of 1.2 million MT started formal production in August 2007.

On September 6, 2007, Shanxi Coal entered into an agreement with Xin Kai Yuan Hotel and Restaurant Co. Limited, pursuant to which, Shanxi Coal agreed to purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China.  As consideration, Shanxi Coal agreed to pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash.  Under the agreement, Shanxi Coal agreed to pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit by the seller and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report by the seller.  Shanxi Coal agreed to pay the remaining purchase price, RMB110 million ($14.6 million) within three months after the receipt of the mining commencement permit.  If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal has the right to unilaterally terminate the agreement.  As the seller failed to obtain the mining permit, our management has decided to terminate the agreement. As of the date of this report, the termination is in progress.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans to Resources Group, with the outstanding balance of $9,100,000 as of December 31, 2008, for the acquisition of the new Liulin County plant and the new Zhongyang County plant.

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

Our cash balance was $39,108,000 as of December 31, 2008.  We believe that our cash will be adequate to satisfy our anticipated cash requirements for fiscal 2009, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for our long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it.  Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

Recently, the general economic, global capital and credit market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. However, we continue to believe that our available cash and cash flow from operations and other currently available financing, will be adequate to meet our operating needs, and generally satisfy our investing needs in the following 6 to 9 months  We currently do not rely on short-term borrowing to fund our operations and, as a result, we do not believe that existing global capital and credit market conditions will have a significant impact on our near-term liquidity. We are closely monitoring our liquidity as well as the condition of these markets. If these conditions continue or become worse, our future cost of debt and equity capital and our future access to capital markets could be adversely affected. We cannot guarantee that we will be able to obtain any additional financing in the future or extend any existing financing arrangements on favorable terms, or at all.

CRITICAL ACCOUNTING ESTIMATES

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

Allowance for doubtful accounts

Puda must make estimates of the collectability of accounts receivable. Puda analyzes historical write-offs, changes in its internal credit policies and customer concentrations when evaluating the adequacy of its allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if Puda makes different judgments or uses difference estimates.

Impairment of long-lived assets

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if  impairment indicators are present, Puda must assess whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, including its use and eventual disposition, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

Fair value measures

Puda adopted Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.  . The Company utilizes the income approach to measure fair value for its financial assets and liabilities. Our major category of financial assets and liabilities required to be measured at fair value is derivatives.   The income approach includes option pricing models, such as Black-Scholes.  The option-pricing model is affected by our stock price as well as assumptions regarding a number of variables, including the expected stock price volatility over the term of the warrants (from which the derivatives arise),  risk-free interest rate and expected dividends.

Share-based compensation

Share-based compensation expenses are recognized in accordance with SFAS No. 123(R) which requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue from sales of processed coal is generally recognized when the coal is delivered, title passes to the customer and collectibility is reasonably assured.  We assess collectibility based primarily on the creditworthiness of the customer and customer’s payment history

Foreign currency translation

Shanxi Coal’s functional currency is China’s Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Shanxi Coal’s results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gains and losses are not material to the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.  On December 31, 2008, 2007 and 2006, the exchange rates per US$1.00 were RMB 6.82, RMB 7.30 and RMB 7.81, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on Puda because it has not previously engaged in any significant transactions that are subject to the restrictions.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized for purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The adoption of SFAS 141R is expected to have no material impact on the Group’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51(“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements for fiscal years beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS 160 is expected to have no material impact on the Group’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS No. 161 on January 1, 2009 is expected to have no material impact on the Group’s consolidated financial statements.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2008.

(In thousand dollars)

Obligations	Total Ending Balance	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$9,100	$1,300	2,600	2,600	2,600
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$65	$13	26	26	-
Purchase Obligations	-	-	-	-	-
Repayment Obligations under Line of Credit	-	-	-	-
Total	$9,165	$1,313	2,626	2,626	2,600

On September 6, 2007, Shanxi Coal entered into an agreement with Xin Kai Yuan Hotel and Restaurant Co. Limited (“Xin Kai Yuan agreement”), pursuant to which, Shanxi Coal will purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China.  As consideration, Shanxi Coal will pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash.  Under the agreement, Shanxi Coal will pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit by the seller and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report by the seller.  Shanxi Coal will pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit.  Shanxi Coal plans to finance the purchase through a debt facility which it is currently negotiating.  If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement.  As of the date of purchase, the coal mine was not operating and Shanxi Coal will construct the coal mine after the commencement permit has been obtained.  Shanxi Coal has to get external financing to facilitate the acquisition.  As of April 3, 2008, Xin Kai Yuan Hotel & Restaurant Co. Limited had not obtained a mining permit. Shanxi Coal has decided to terminate the agreement and is now in the process of terminating this agreement.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 99% of our costs and expenses for the year ended December 31, 2008 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99% of our assets were denominated in RMB as of December 31, 2008. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1A of the annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Risk Factors.” During the year 2008, the foreign currency translation adjustment to our comprehensive income was $3.498 million, primarily as a result of the RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 6% could increase (decrease) our net income by $1.0 million for the year 2008. As of December 31, 2008, our accumulated other comprehensive income was $7.497 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal increased steadily from approximately RMB377 per ton in 2007 to approximately RMB 475 per ton in 2008. Top quality raw coking coal is critical for us to maintain our operating efficiencies and deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $10.0 million for the year 2008. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At December 31, 2008, we had a credit risk exposure of cash at bank of approximately $39,108,000. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers in China. Accounts receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. Our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

Item 8. Financial Statements and Supplementary Data

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
Together With Report Of
Independent Registered Public Accounting Firm

PUDA COAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations	5-6

Consolidated Statements of Changes in Stockholders’ Equity	7-8

Consolidated Statements of Cash Flows	9-10

Notes to Consolidated Financial Statements	11-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Puda Coal, Inc.

We have audited the accompanying consolidated balance sheets of Puda Coal, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puda Coal, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens

Certified Public Accountants
Hong Kong

March 6, 2009

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands of United States dollars)

	Note(s)	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	22	$39,108	$16,381
Restricted cash	3, 22	-	233
Accounts receivable, net	4	14,645	8,137
Other receivables
- Related parties	5	-	4
-Third parties		7	6
Advances to suppliers
- Related parties	5	879	685
- Third parties		5,635	1,363
Inventories	6	21,589	35,953

Total current assets		81,863	62,762

PROPERTY, PLANT AND EQUIPMENT, NET	7	13,370	15,018

INTANGIBLE ASSETS, NET	8	3,399	3,484

TOTAL ASSETS		$98,632	$81,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	5,9	$1,300	$1,300
Accounts payable
- Related parties	5	-	182
- Third parties		4,272	2,140
Other payables
- Related parties	5	1,030	1,851
- Third parties		2,714	2,916
Accrued expenses		1,991	1,350
Income taxes payable		1,319	2,223
VAT payable		1,726	1,379
Distribution payable	5	117	1,096
Convertible notes	10	-	1,841
Derivative conversion feature	10	-	1,100
Penalty payable	10	-	1,725

Total current liabilities		14,469	19,103

LONG-TERM LIABILITIES
Long-term debt
- Related party	5, 9	7,800	9,100
Derivative warrants	10, 25	4,086	4,480

Total long-term liabilities		11,886	13,580

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2008 and 2007
(In thousands of United States dollars)

	Note(s)	December 31, 2008	December 31, 2007

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 107,335,759 (2007: 105,252,176)		107	105
Paid-in capital		31,555	28,304
Statutory surplus reserve fund		1,366	1,366
Retained earnings		31,752	14,807
Accumulated other comprehensive income		7,497	3,999

Total stockholders’ equity		72,277	48,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$98,632	$81,264

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2008	2007	2006

NET REVENUE		$242,338	$165,267	$137,771

COST OF REVENUE		212,002	136,652	109,381

GROSS PROFIT		30,336	28,615	28,390

OPERATING EXPENSES
Selling expenses		3,191	2,975	3,231
General and administrative expenses		2,207	2,215	2,387

TOTAL OPERATING EXPENSES		5,398	5,190	5,618

INCOME FROM OPERATIONS		24,938	23,425	22,772

INTEREST INCOME		406	83	59

INTEREST EXPENSE	13	(763)	(1,577)	(4,441)

DEBT FINANCING COSTS	14	(778)	(2,422)	(10,669)

DERIVATIVE UNREALIZED FAIR VALUE GAIN/(LOSS)	10(c), 15	394	(343)	1,237

OTHER EXPENSE	16	(719)	-	-

INCOME BEFORE INCOME TAXES		23,478	19,166	8,958

INCOME TAXES	17	(6,417)	(8,292)	(7,604)

NET INCOME		17,061	10,874	1,354

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		3,498	2,860	985

COMPREHENSIVE INCOME		$20,559	$13,734	$2,339

NET INCOME		17,061	10,874	1,354

LESS: DIVIDENDS
Option holder preference dividend	1, 2(n)	-	-	(2,717)
Common dividend		(116)	-	-

UNDISTRIBUTED EARNINGS		$16,945	$10,874	$(1,363)

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the years ended December 31, 2008, 2007 and 2006
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2008	2007	2006

BASIC EARNINGS/(LOSS) PER SHARE
- Option holder preference		$-	$-	$0.04
- Other common holders		0.16	0.11	(0.02)
		$0.16	$0.11	$0.02

DILUTED EARNINGS/(LOSS) PER SHARE
- Option holder preference		$-	$-	$0.04
- Other common holders		0.16	0.11	(0.02)
		$0.16	$0.11	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	18	106,288,598	98,404,914	80,167,110
-DILUTED	18	106,602,646	100,591,136	80,329,032

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares	Par Value

Balance, January 1, 2006	75,450,000	$75	$1,908	$1,366	$2,579	$154	$6,082

Notes converted to common stock, at $0.50 per share (Note 10(c)	13,500,000	14	6,736	-	-	-	6,750
Exercise of warrants, at $0.60 per share (Note 10(a)	3,100,000	3	1,857	-	-	-	1,860
Cashless exercise of placement agent warrants (Note 10(b)	242,180	-	-	-	-	-	-
Derivative conversion feature transferred to equity upon conversion (Note 10(c)	-	-	3,314	-	-	-	3,314
Derivative note warrants transferred to equity upon exercise (Note 10(c)	-	-	789	-	-	-	789
Derivative placement agent warrants transferred to equity upon exercise (Note 10(c)	-	-	882	-	-	-	882
Issue of common stock for services	10,000	-	21	-	-	-	21
Issue of common stock for fractional shares and round lot holders	487	-	-	-	-	-	-
Issue of penalty shares (Note 10(a)	578,634	1	999	-	-	-	1,000
Net income	-	-	-	-	1,354	-	1,354
Foreign currency translation adjustment	-	-	-	-	-	985	985

Balance, December 31, 2006	92,881,301	$93	$16,506	$1,366	$3,933	$1,139	$23,037

Notes converted to common stock, at $0.50 per share (Note 10(c)	5,320,000	5	2,655	-	-	-	2,660
Exercise of warrants, at $0.60 per share (Note 10(a)	6,000,000	6	3,594	-	-	-	3,600
Cashless exercise of placement agent warrants (Note 10(b)	1,050,875	1	-	-	-	-	1
Derivative conversion feature transferred to equity upon conversion (Note 10(c)	-	-	1,306	-	-	-	1,306
Derivative note warrants transferred to equity upon exercise (Note 10(c)	-	-	1,527	-	-	-	1,527
Derivative placement agent warrants transferred to equity upon exercise (Note 10(c)	-	-	2,716	-	-	-	2,716
Net income	-	-	-	-	10,874	-	10,874
Foreign currency translation adjustment	-	-	-	-	-	2,860	2,860

Balance, December 31, 2007	105,252,176	$105	$28,304	$1,366	$14,807	$3,999	$48,581

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
For the years ended December 31, 2008, 2007 and 2006
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY

Derivative conversion feature transferred to equity upon maturity (Note 10(c)	-	-	1,100	-	-	-	1,100
Issue of penalty shares (Note 10(a)	2,058,062	2	2,102	-	-	-	2,104
Issue of directors shares (Note 21)	25,521	-	49	-	-	-	49
Dividend distribution					(116)	-	(116)
Net income	-	-	-	-	17,061	-	17,061
Foreign currency translation adjustment	-	-	-	-	-	3,498	3,498

Balance, December 31, 2008	107,335,759	$107	$31,555	$1,366	$31,752	$7,497	$72,277

The accompanying notes are an integral part of these consolidated financial statements.

  PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
(In thousands of United States dollars)

		Years ended December 31,
	Notes	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$17,061	$10,874	$1,354
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights		85	78	78
Depreciation		1,650	1,252	953
Provision for doubtful debts		17	1	10
Amortization of debt issue costs		-	6	838
Amortization of discount on convertible notes and warrants		399	895	8,627
Derivative unrealized fair value (gain)/loss		(394)	343	(1,237)
Discount on converted shares and exercised warrants		-	663	2,898
Stock compensation expense		74	46	-
Issue of common stock for services		-	-	21
Issue of common stock for penalty		379	-	1,000
Changes in operating assets and liabilities:
Increase in accounts receivable		(5,844)	(444)	(2,972)
Decrease in other receivables		4	41	4
(Increase)/decrease in advances to suppliers		(4,243)	(799)	1,819
Decrease/(increase) in inventories		16,600	(18,518)	(8,104)
Increase/(decrease) in accounts payable		1,754	(596)	1,426
Increase in accrued expenses		526	289	588
(Decrease)/increase in other payables		(991)	660	1,432
(Decrease)/increase in income tax payable		(1,042)	(415)	1,088
Increase in VAT payable		245	90	887
Increase in penalty payable		-	1,521	204
Decrease in restricted cash		233	-	382

Net cash provided by/(used in) operating activities		26,513	(4,013)	11,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(2)	(6,111)	-
Payment for the purchase of equity interest in Shanxi Coal		(893)	(1,799)	-

Net cash used in investing activities		(895)	(7,910)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants		-	3,600	1,860
Repayment of long-term debt		(1,300)	(1,300)	(1,300)
Repayment of convertible notes		(2,015)	-	-
Distribution paid to owners of a subsidiary		(1,172)	-	-

Net cash (used in)/provided by financing activities		(4,487)	2,300	560

Effect of exchange rate changes on cash		1,596	1,061	1,020

  PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the years ended December 31, 2008, 2007 and 2006
(In thousands of United States dollars)

		Years ended December 31,
	Notes	2008	2007	2006

Net increase/(decrease) in cash and cash equivalents		22,727	(8,562)	12,876
Cash and cash equivalents at beginning of year		16,381	24,943	12,067

Cash and cash equivalents at end of year		$39,108	$16,381	$24,943

Supplementary cash flow information:	19

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI did not have any operating activities from August 19, 2004 (inception) to December 31, 2008.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

On June 24, 2005, Putai and Shanxi Coal entered into an Exclusive Consulting Agreement, an Operating Agreement, and a Technology License Agreement (collectively, these agreements are referred to herein as the “Operating Agreements”).  Under the Operating Agreements, Putai agreed to advise, consult, manage and operate Shanxi Coal’s business, to provide certain financial accommodations to Shanxi Coal, and to license certain technology to Shanxi Coal for use in its business, in exchange for Shanxi Coal’s payment of all of its operating cash flow to Putai.   Under the Exclusive Option Agreement dated June 24, 2005, each of the holders of the registered capital of Shanxi Coal granted Putai the exclusive right and option (the “Option”) to acquire all of their registered capital of Shanxi Coal at Putai’s sole and absolute discretion for a purchase price equal to the actual capital contributions paid in by the holders of the registered capital of Shanxi Coal for their respective purchase of the shares at the time of original issuance of the registered capital by Shanxi Coal.  The amount of the registered capital of Shanxi Coal as of the date of the Exclusive Option Agreement totaled RMB22,500,000 ($2,717,000).    The exercise of the Option is analogous to creating a second class of common stock, which is referred to as “Option holder preference” on the consolidated statements of operations for the year ended December 31, 2006.   Putai was further authorized to exercise the voting rights of the holders of the registered capital of Shanxi Coal and to act as the representative for such holders in all matters respecting Shanxi Coal’s registered capital. Although Puda owned none of the outstanding equity interests in Shanxi Coal, the Operating Agreements provided Puda control over Shanxi Coal, and the risks and rewards associated with equity ownership.

On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement as described above.  Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively.  Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total  registered capital of Shanxi Coal from Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000).  The acquisition price of $2,692,000 was fully paid as of December 31, 2008.  After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, were terminated.

As of December 31, 2008, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

●	Puda Coal, Inc.: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held directly.

●	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda.

●	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 49%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda and BVI.

●	Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (8%); Mr. Yao Zhao (2%) held directly, Mr. Ming Zhao (approximately 44%); Mr. Yao Zhao (approximately 11%) held indirectly through Puda, BVI and Putai.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of December 31, 2008, the organizational structure of the Group is as follows:

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated balance sheets as of December 31, 2008 and 2007 include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. The consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 include Puda, BVI, Putai and Shanxi Coal for the full year.  Intercompany items have been eliminated.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008 and 2007, the Group did not have any cash equivalents.

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

 (h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized (see Notes 7 and 8).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(i) Derivative Financial Instruments

Derivative financial instruments are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS No. 133).  Under SFAS No. 133, all derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair value.  Changes in the fair value of derivative instruments are recorded in current earnings.

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under United States generally accepted accounting principles (“US GAAP”), and no material differences were found, thus, there were no deferred tax assets or liabilities as of December 31, 2008 and 2007.

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

(l) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.

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

 (n) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock equivalents, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive.  Prior to the exercise of the Option by Putai (see Note 1), a method akin to the two-class method was presented to reflect the presumed exercise of the Option to buy-out Shanxi Coal for the year ended December 31, 2006.

(o) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the years presented from foreign currency translation adjustments.

p) Share-Based Compensation Expense

SFAS No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

(q) New Accounting Pronouncements

SFAS No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized for purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The adoption of SFAS No. 141R will have an impact on the Group’s consolidated financial statements for any future acquisitions.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(q) New Accounting Pronouncements (continued)

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements for fiscal years beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The adoption of SFAS No. 160 is expected to have no material impact on the Group’s consolidated financial statements.

SFAS No. 161

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS No. 161 on January 1, 2009 is expected to have no material impact on the Group’s consolidated financial statements.

(r) Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

3. Restricted Cash

Restricted cash of $233,000 as of December 31, 2007 was reserved for interest payments on convertible notes.    As the convertible notes expired and the principal was redeemed and outstanding interest was paid by the end of December 31, 2008, the reserve was no longer required at that date.

4. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-
	December 31, 2008	December 31, 2007
	$’000	$’000

Balance, beginning of year	$48	$44
Additions	22	4

Balance, end of year	$70	$48
The Group did not write off any bad debts in the years ended December 31, 2008, 2007 and 2006.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Related Party Transactions

As of December 31, 2008 and 2007, the Group had the following amounts due from/to related parties:-

	December 31, 2008	December 31, 2007
	$’000	$’000
Other receivable from Ming Zhao, director and major shareholder of Puda	$-	$4
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$879	$685

Accounts payable to Jucai Coal	$-	$182
Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$796	$743

Other payable to Yao Zhao, manager and shareholder of Puda	234	215

Other payable to Ming Zhao and Yao Zhao	-	893

	$1,030	$1,851
Distribution payable to Ming Zhao and Yao Zhao	$117	$1,096

Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	7,800	9,100

	$9,100	$10,400

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $796,000 includes $901,000 of professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company, netted against other receivables of $105,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

The Group paid $893,000 in 2008 to Ming Zhao and Yao Zhao for the balance of the purchase price for the exercise of the Option (see Note 1).

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the years ended December 31, 2008, 2007 and 2006, rental expenses paid to Resources Group were $7,000, $6,000 and $6,000, respectively (see Note 11).

In the years ended December 31, 2008, 2007 and 2006, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $16,083,000, $18,320,000 and $17,329,000, respectively.

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

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the year ended December 31, 2008, Shanxi Coal paid principal of $1,300,000 (2007: $1,300,000, 2006: $1,300,000) and interest of $594,000 (2007: $674,000, 2006: $750,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 7, 8 and 9).

6. Inventories

As of December 31, 2008 and 2007, inventories consist of the following:

	December 31, 2008	December 31, 2007
	$’000	$’000

Raw materials	$7,816	$24,252
Finished goods	13,773	11,701

Total	$21,589	$35,953

There was no allowance for losses on inventories as of December 31, 2008 and 2007.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net

As of December 31, 2008 and 2007, property, plant and equipment consists of following:

	December 31, 2008	December 31, 2007
	$’000	$’000
Cost:
Buildings and facilities	$3,344	$3,344
Machinery equipment	13,611	13,611
Motor vehicles	104	104
Office equipment and others	32	30

	17,091	17,089

Accumulated depreciation:
Buildings and facilities	427	255
Machinery equipment	3,278	1,814
Motor vehicles	13	2
Office equipment and others	3	-

	3,721	2,071
Carrying value:
Buildings and facilities	2,917	3,089
Machinery equipment	10,333	11,797
Motor vehicles	91	102
Office equipment and others	29	30

	$13,370	$15,018

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

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,650,000, $1,252,000 and $953,000, respectively.  In the year ended December 31, 2008, the amount included in cost of sales and general and administrative expenses was approximately $1,618,000 (2007: $1,238,000, 2006: $927,000) and $32,000 (2007: $14,000, 2006: $26,000), respectively.

There was no impairment in the value of property, plant and equipment for the years ended December 31, 2008, 2007 and 2006.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets

	Land-use rights
	December 31, 2008	December 31, 2007
	$’000	$’000

Cost	$3,634	$3,634

Accumulated amortization	235	150

Carrying value	$3,399	$3,484

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

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $85,000, $78,000, and 78,000 respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2009, 2010, 2011, 2012 and 2013 amounts to approximately $85,000, $85,000, $85,000, $85,000 and $85,000, respectively.

There was no impairment in the value of intangible assets for the years ended December 31, 2008, 2007 and 2006.

9. Long-term Debt

	December 31, 2008	December 31, 2007
	$’000	$’000

Conveyance loan	$9,100	$10,400
Less: current portion	(1,300)	(1,300)
Long-term portion	$7,800	$9,100

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the year ended December 31, 2008, Shanxi Coal paid principal of $1,300,000 (2007: $1,300,000, 2006: $1,300,000) and interest of $594,000 (2007: $674,000, 2006: $750,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 5, 7 and 8).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (continued)

The future principal payments under the conveyance loan as of December 31, 2008 are as follows:

December 31, 2008
Year	$’000

2009	$1,300
2010	1,300
2011	1,300
2012	1,300
2013	1,300
Thereafter	2,600
$9,100

10. Convertible Notes and Related Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes are convertible into common stock at $.50 per share over the term of the debt.  As of December 31, 2008, $10,260,000 was converted into 20,520,000 shares of common stock, $2,015,000 was redeemed upon maturity, and the remaining $225,000 will be paid off upon the receipt of the original notes from the investors.  The balance of $225,000 is included in other payables in the consolidated balance sheet as of December 31, 2008.   The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance.  As of December 31, 2008, 9,100,000 warrants were exercised into 9,100,000 shares of common stock.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

Investors were given "full ratchet" anti-dilution protection under the notes and the warrants, meaning that the conversion price under the notes and the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda's common stock should such per share price be lower than the conversion price of the notes or the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the conversion of the notes or exercise of the warrants, (ii) the issuance of shares of common stock for the payment of the penalties under the notes, or (iii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda's stockholders. The conversion price of the notes and the exercise price of the warrants are also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, and rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of (i) the common stock into which the notes may be converted, and (ii) the common stock underlying the warrants, on a registration statement to be filed with the Securities and Exchange Commission (“SEC”). Such registration statement was required to be filed within 30 days following the date of closing of the offer and sale of the units, which occurred on November 18, 2005, and declared effective within 120 days from that date, or Puda would be subject to pay a penalty to investors of an amount equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock for every 30 day period, or part thereof, after the relevant date. Puda was required to pay the costs associated with the registration statement (see Note 14).  Puda was also required to pay investors an amount equal to 1% of the purchase price of each unit held by investors for every 30 day period that Puda becomes deficient in its periodic reporting requirements with the SEC under the Securities Exchange Act of 1934, as amended until all the securities have been sold by the investors.  This late filing penalty was in addition to any other penalties and was payable in shares of Puda’s common stock.  Puda may redeem all, but not less than all, of the warrants at $0.001 per share subject to 30 business days’ prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an adjusted basis for at least 20 consecutive trading days and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period.

The convertible notes and warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities.  The warrants are freestanding derivative financial instruments.  The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to account for the conversion feature and warrants as derivatives.  Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined not to be clearly and closely related to the debt host.  In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion features and warrants as liabilities.  The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.   The balance of the derivative conversion feature of $1,100,000 was transferred to equity upon maturity at October 31, 2008.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

Based on a Black-Scholes pricing model as of the date the convertible notes and related warrants were issued, the warrants, which are exercisable at $.60 per share, had a value of $2.25 per share, or $56,250,000, and the conversion feature had a value of $2.17 per share, or $54,250,000.  The parameters used in the model include the stock market price on the issuance date of $2.46, exercise price of warrants of $0.60, (conversion price of note of $0.50), contractual term of five years (three years for conversion feature), risk-free interest rate for treasury bills of 3.89% and historical volatility of 110% based on the previous twelve months stock price.

As these values were greater than the debt of $12,500,000, the total issue was discounted.  The discount was allocated between the warrants and conversion feature based on their relative fair values, resulting in the warrants being valued at $6,363,000 and the conversion feature at $6,137,000.  The conversion feature was recorded as a derivative liability as the contract does not contain an explicit limit on the number of shares to be delivered in a share settlement, and has been amortized over the life of the debt of three years using the effective interest method, up to October 31, 2008.   The amount amortized in the years ended December 31, 2008, 2007 and 2006 were $366,000, $524,000 and $1,263,000, respectively.  Upon conversion, the pro rata % of the amount actually converted in relation to the total convertible is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative conversion feature transferred to equity upon conversion in the years ended December 31, 2008, 2007 and 2006 were $nil, $1,306,000 and $3,314,000, respectively.  Upon maturity at October 31, 2008, the balance of derivative conversion feature of $1,100,000 was transferred to equity.  The portion of the discount related to the converted shares of $nil, $648,000 and $2,689,000 in the years ended December 31, 2008, 2007 and 2006, respectively, was recorded in interest expense.  The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010, and the amount amortized in the years ended December 31, 2008, 2007 and 2006 was $33,000, $205,000 and $3,908,000, respectively.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative warrants transferred to equity in the years ended December 31, 2008, 2007 and 2006 was $nil, $1,527,000 and $789,000, respectively.  The portion of the discount of $nil, $15,000 and $80,000 related to the exercised warrants in the years ended December 31, 2008, 2007 and 2006, respectively, was recorded in interest expense.

Debt issue costs of $1,583,000 has been amortized over the life of the debt of three years using the effective interest method up to October 31, 2008 and the amounts amortized in the years ended December 31, 2008, 2007 and 2006 were $nil and $6,000 and $838,000, respectively.

Interest expense on the convertible notes in the years ended December 31, 2008, 2007 and 2006 amounted to $169,000, $240,000 and $793,000, respectively.

The registration statement regarding the convertible notes and related warrants was declared effective by the SEC on March 31, 2008.  The relevant date of March 17, 2006 for having the registration statement declared effective pursuant to the subscription agreement for the convertible notes and warrants had passed.  Therefore, Puda was required to pay the penalty to investors for the delay in getting the registration statement effective. According to the subscription agreement of the convertible notes and related warrants, the penalty is equal to 1% of the purchase price of each unit held by investors, payable in shares of common stock of the Company, for every 30-day period, or part thereof, after the relevant date. The penalty payable to the investors was $4,167 per day after the relevant date of March 17, 2006 and was in effect up to March 31, 2008.  The penalty for the years ended December 31, 2008, 2007 and 2006 was $379,000, $1,521,000 and $1,204,000 respectively.  In November 2006, the Company issued 578,634 shares of common stock in settlement of $1,000,000 of the penalty.   In July 2008, the Company issued 2,058,062 shares of common stock in settlement of $2,104,000 of the penalty (see Note 14).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" (EITF 00-19-2).  EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has been and is in compliance with the FSP in that the contingent obligation is recognized under SFAS 5 and FASB Interpretation No. 14 and financial instruments subject to registration payment arrangement are recognized and measured in accordance with other applicable accounting principles.

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share.  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $0.60 not in cash, but by reducing the number of common share issued to them.  These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010.  The amount amortized in the years ended December 31, 2008, 2007 and 2006 was $nil, $166,000 and $3,456,000 respectively.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative placement agent warrants transferred to equity in the years ended December 31, 2008, 2007 and 2006 was $nil, $2,716,000 and $882,000, respectively.  The portion of the discount of $nil, $nil and $129,000 related to the exercised warrants in the years ended December 31, 2008, 2007 and 2006, respectively, was recorded in interest expense.  As of December 31, 2008, these warrants were valued at $.05 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $394,000 is included in the consolidated statements of operations.  As of December 31, 2008, 1,742,040 placement agent warrants were exercised in a cashless method and resulted in the issuance of 1,293,055 common shares.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Notes and Related Warrants (continued)

(c) As of December 31, 2008 and 2007, convertible notes and related warrants include the following:

	December 31, 2008	December 31, 2007
	$000	$000
Convertible notes:
Gross amount issued	$12,500	$12,500
Less: amount converted in 2005	(850)	(850)
Less: amount converted in 2006	(6,750)	(6,750)
Less: amount converted in 2007	(2,660)	(2,660)
Less: unamortized discount on conversion feature	-	(366)
Less: unamortized discount on note warrants	-	(33)
Less: amount redeemed upon maturity	(2,015)	-
Less: amount reclassified to other payable	(225)	-
	$-	$1,841

Derivative conversion feature:
Amount allocated to conversion feature	$6,137	$6,137
Less: amount transferred to equity upon conversion in 2005	(417)	(417)
Less: amount transferred to equity upon conversion in 2006	(3,314)	(3,314)
Less: amount transferred to equity upon conversion in 2007	(1,306)	(1,306)
Less: amount transferred to equity upon maturity in 2008	(1,100)	-
	$-	$1,100

Derivative warrants:
Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	-
	$4,086	$4,480

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

As of December 31, 2008, the Group leased office premises under the operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of December 31, 2008 are as follows:-

December 31, 2008
Year	$’000

2009	$13
2010	13
2011	13
2012	13
2013	13
$65

The above future lease payments represent amounts payable to Resources Group (see Note 5).

On September 6, 2007, Shanxi Coal entered into an agreement with an unrelated party, pursuant to which, Shanxi Coal will purchase  the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China.  As consideration, Shanxi Coal will pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash.  Under the agreement, Shanxi Coal will pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report.  Shanxi Coal will pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit.  Shanxi Coal plans to finance the purchase through a debt facility which it is currently negotiating.  If the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement.  As of the date of purchase, the coal mine is not operating and Shanxi Coal will construct the coal mine after the commencement permit has been obtained.  As the seller failed to obtain the mining permit, Shanxi Coal has decided to terminate the agreement and is now in the process of signing the termination agreement with the seller.

As of December 31, 2008 and 2007, the Group did not have any contingent liabilities.

12. Profit Appropriation

In accordance with PRC regulations, Shanxi Coal is required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with PRC GAAP.  According to the Memorandum and Articles of Association of Shanxi Coal, appropriation to the statutory surplus reserve fund should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve fund is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund should be at least 5% of the after-tax net income determined in accordance with the PRC GAAP. Statutory surplus reserve is established for the purpose of remedying Shanxi Coal’s losses, expanding operations, or increasing registered capital, and is non-distributable other than in liquidation

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Interest Expense

Interest expense for the year ended December 31, 2008 includes a $169,000 (2007: $240,000, 2006: $793,000) interest payment for the 8% convertible notes, a $594,000 (2007: $674,000, 2006: $750,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $nil (2007: $663,000, 2006: $2,898,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants.

14. Debt Financing Costs

Debt financing costs for the years ended December 31, 2008 include amortization of debt issue costs of $nil (2007: $6,000, 2006: $838,000), amortization of discount on convertible notes and warrants of $399,000 (2007: $895,000, 2006: $8,627,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000 (2007: $1,521,000, 2006: $1,204,000) (see Note 10).

15. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value gain of $394,000 in the year ended December 31, 2008 (2007: derivative unrealized fair value loss of $343,000, 2006: derivative unrealized fair value gain of $1,237,000) represent the change in fair value of the derivative warrants (see Note 10).

16.   Other Expense

Other expense of $719,000 in the year ended December 31, 2008 represents the donation for earthquake rescue efforts in Sichuan Province, PRC.

17. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the years ended December 31, 2008, 2007 and 2006, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25%.

Details of income taxes in the statements of operations are as follows:-

	Years ended December 31,
	2008	2007	2006
	$’000	$’000	$’000

Current year provision	$6,417	$8,292	$7,604

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Taxation (continued)

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Years ended December 31,
	2008	2007	2006
	$’000	$’000	$’000

Income before income taxes	$23,478	$19,166	$8,958

Income tax on pretax income at statutory rate	7,982	6,516	3,046
Tax effect of expenses that are not deductible in determining taxable profits	417	1,560	4,544
Tax effect of income that is not taxable in determining taxable profits	(134)	-	(421)
Effect of different tax rates of subsidiary operating in other jurisdictions	(2,264)	(240)	(234)
Change in valuation allowance	416	456	669

Income tax at effective rate	$6,417	$8,292	$7,604

As at December 31, 2008 and 2007, the Group had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $5,871,000 and $4,646,000, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2008 and 2007.   The net operating loss carryforwards expire in years 2021, 2022, 2023, 2024, 2025, 2026, 2027 and 2028 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000 and $1,225,000, respectively.

At December 31, 2008 and 2007, deferred tax assets consist of:

	December 31, 2008	December 31, 2007
	$’000	$’000

Net operating loss carryforwards	$1,996	$1,580
Less: Valuation allowance	(1,996)	(1,580)

Net	$-	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Basic and Diluted Weighted Average Number of Shares

	Years ended December 31,
	2008	2007	2006

Basic weighted average number of shares	106,288,598	98,404,914	80,167,110
Options outstanding, after adjusting for 10 to 1 Reverse split	-	2,678	9,683
Assumed conversion of notes	-	-	-
Assumed exercise of warrants	-	-	-
Issuance of penalty shares	-	2,183,544	152,239
Issuance of directors/employees shares	314,048	-	-

Diluted weighted average number of shares	106,602,646	100,591,136	80,329,032

The exercise of the warrants were not assumed for the year ended December 31, 2008 as they were out-of-the-money, but this item could potentially dilute earnings per share in the future.  The convertible notes and warrants have no dilutive effect on the basic income per share in the years ended December 31, 2007 and 2006, respectively.

19. Supplementary cash flow information

	Years ended December 31,
	2008	2007	2006
	$’000	$’000	$’000

Cash paid during the period for:
Interest	$763	$914	$1,543
Income taxes	$7,454	$8,706	$6,516

Major non-cash transactions:
Notes converted into common shares	$-	$2,660	$6,750
Issue of common stock for services	$-	$-	$21
Issue of common stock for penalty	$2,104	$-	$1,000
Dividend declared	$116	$-	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Equity incentive plan

On December 29, 2008, the shareholders of the Company approved a Puda Coal, Inc. 2008 Equity Incentive Plan (the “2008 Plan”).  Any employee or director of the Company is eligible to participate in the 2008 Plan and may be granted stock awards and/or options (collectively, “Awards”) by the administrator of the 2008 Plan, which is the Board of Directors, the Compensation Committee or their delegates.  The 2008 Plan became effective upon its approval by the shareholders of the Company and will continue in effect for a term of ten years unless terminated by the administrator of the 2008 Plan earlier.  The aggregate number of shares of commons stock that may be issued pursuant to the Awards under the 2008 Plan is 5,000,000 shares.  The aggregate number of shares subject to the Awards under the 2008 Plan during any calendar year to any one awardee will not exceed 500,000 shares.  The fair market value of the common stock should be determined by the administrator of the 2008 Plan in good faith using a reasonable valuation method in a reasonable manner in accordance with Section 409A of the Internal Revenue Code of 1986, as amended.  Whenever possible, the determination of fair market value should be based upon the average of the highest and lowest quoted sales prices for such common stock as of such date as reported in sources as determined by the administrator.

21. Stock Compensation

On June 29, 2007, Puda entered into a contract with a director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 10,000 shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $2.50 per share.  On December 29, 2008, Puda entered into an amendment to director’s contract dated June 29, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual stock compensation will be $25,000 worth of shares of common stock (59,524 shares), calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.  The stock compensation cost was $12,000 and $21,000 for the years ended December 31, 2008 and 2007, respectively.

On August 3, 2007, Puda entered into a contract with another director.  Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 12,500 shares of common stock of the Company.  On December 29, 2008, Puda entered into an amendment to the director’s contract dated August 3, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $40,000 cash plus stock compensation of $25,000 worth of shares of common stock of the Company (59,524 shares), calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.  The stock compensation cost was $25,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, 12,500 shares of common stock were issued.

On October 9, 2007, Puda entered into a contract with another director.  Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on October 9, 2007, he will receive an annual fee of $40,000 in cash and 13,021 shares of common stock of the Company.   On December 29, 2008, the Company entered into an amendment to director’s contract dated October 9, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $25,000 cash plus stock compensation of $15,000 worth of shares of common stock (75,000 shares), calculated based on the closing sale price of the Company’s common stock on the grant date of October 9, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.  The stock compensation cost was $21,000 and $13,000 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, 13,021 shares of common stock were issued.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Stock Compensation (continued)

On August 11, 2008 and December 11, 2008, the Company granted an officer 20,000 and 40,000 shares of common stock, respectively.  The shares granted vested in full on their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.  The stock compensation cost was $16,000 for the year ended December 31, 2008.

On August 11, 2008 and December 11, 2008, the Company granted Ming Zhou 20,000 and 40,000 shares of common stock, respectively.  The shares granted will vest on the dates that are the one-year anniversary of their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.

22. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At December 31, 2008 and 2007, the Group has a credit risk exposure of uninsured cash in banks of approximately $39,108,000 and $16,614,000, respectively.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

	Years ended December 31,
	2008		2007		2006
Customers
	$’000%		$’000%		$’000%

Customer A	$-	-	$21,626	13	$27,387	20

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2008 and 2007, respectively:

Customers	December 31, 2008		December 31, 2007
	$’000%		$’000%

Customer A	$-	-	$961	12
Customer B	$-	-	$878	11
Customer C	$-	-	$865	11
Customer D	$-	-	$849	10

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Retirement Benefits

The full-time employees of Shanxi Coal are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The Group is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $539,000, $395,000 and $332,000 for the years ended December 31, 2008, 2007 and 2006, respectively and were recorded as accrued expenses.  As of December 31, 2008 and 2007, the total amount included in accrued expenses for the provision was $1,759,000 and $1,154,000, respectively. The Group is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The contributions have not yet been made to the government social welfare organization for the years ended December 31, 2008, 2007 and 2006. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Group is responsible for the education benefits to be paid and it has been accrued for in the consolidated financial statements.

EITF Consensus 92-13 provides guidance regarding accounting for estimated payments in connection with the Coal industry Retiree Health Benefit Act of 1992, which requires enterprises that have ongoing operations in the coal industry to account for their obligations under the Act as either participation in a multi-employer plan or as a liability. The Group is only required to comply with the aforementioned separate contribution plan according to local statutory requirements regarding retiree health benefits; accordingly, the Consensus does not have impact on the Group’s consolidated financial statements presented.

24. Black Lung Benefits

In the United States of America, companies are responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung).  In the PRC, besides a uniform contribution plan described in Note 23, there is no such special Act or regulatory requirement to cover occurrences of coal worker’s black lung. The Group provides no provision for its workers’ black lung benefits inasmuch as the aforesaid Act does not apply to the Group.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes the income approach to measure fair value for its financial assets and liabilities. The income approach includes option pricing models, such as Black-Scholes (see Note 10).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2008
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000

Derivative warrants	4,086	-	4, 086	-

Total	$4,086	$-	$4,086	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheets as at December 31, 2008 and 2007, and the statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)
	Note(s)	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$196	$54
Restricted cash		-	233

Total current assets		196	287

INVESTMENTS IN SUBSIDIARIES		66,366	47,622

TOTAL ASSETS		$66,562	$47,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable		257	1,886
Accrued expenses		232	196
Convertible notes	10	-	1,841
Derivative conversion feature	10	-	1,100
Penalty payable	10	-	1,725

Total current liabilities		489	6,748

LONG-TERM LIABILITIES
Derivative warrants	10	4,086	4,480

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 107,335,759 shares (2007: 105,252,176)		107	105
Paid-in capital		88,690	61,703
Accumulated deficit		(26,810)	(25,127)

Total stockholders’ equity		61,987	36,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$66,562	$47,909

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

	Note(s)	Years ended December 31,
		2008	2007	2006

Revenue:

Share of earnings from investment in subsidiaries		$18,744	$15,689	$15,648

Total revenue		18,744	15,689	15,648

General and administrative expenses		(1,130)	(1,147)	(1,171)

Income from operations		17,614	14,542	14,477

Interest expense	13	(169)	(903)	(3,691)

Debt financing costs	14	(778)	(2,422)	(10,669)

Derivative unrealized fair value gain/(loss)	10(c), 15	394	(343)	1,237

Net income		$17,061	$10,874	$1,354

No cash dividends were received from the subsidiaries for the years ended December 31, 2008, 2007 and 2006.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Years ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,061	$10,874	$1,354
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(18,744)	(15,689)	(15,648)
Amortization of debt issue costs	-	6	838
Amortization of discount on convertible notes and warrants	399	895	8,627
Derivative unrealized fair value (gain)/loss	(394)	343	(1,237)
Discount on converted shares and exercised warrants	-	663	2,898
Stock compensation expense	74	46
Issue of common stock for penalty	379	-	1,000
Issue of common stock for service	-	-	21
Changes in operating assets and liabilities:
Advance from/(to) subsidiary	3,219	(771)	(1,079)
Increase in other payable	812	471	523
Increase/(decrease) in accrued expenses	11	(91)	242
Increase in penalty payable	-	1,521	204
Decrease in restricted cash	233	-	382

Net cash provided by/(used in) operating activities	3,050	(1,732)	(1,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for the purchase of equity interest in Shanxi Coal	(893)	(1,799)	-

Net cash used in investing activities	(893)	(1,799)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	(2,015)	-	-
Exercise of warrants	-	3,600	1,860

Net cash (used in)/provided by financing activities	(2,015)	3,600	1,860

Net increase/(decrease) in cash and cash equivalents	142	69	(15)
Cash and cash equivalents at beginning of year	54	(15)	-

Cash and cash equivalents/(bank overdraft) at end of year	$196	$54	(15)

Supplementary cash flow information:
Cash paid during the period for:
Interest	$169	$240	$793
Income taxes	$-	$-	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change in and no disagreement with accountants on any accounting and financial disclosure matters during fiscal year 2008.

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

In connection with the preparation of this annual report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation as discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008. However, giving full consideration to the material weaknesses described below, we performed adequate analyses and procedures, including among other things, transaction reviews, account reconciliations and physical inventories, in order to provide assurance that our Consolidated Financial Statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of the material weaknesses described below, our management concluded that as of December 31, 2008 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, the following material weaknesses in our internal control over financial reporting existed:

1.	Lack of documentation for review and authorization procedures in purchase, sales and payroll transaction cycles.

2.	Lack of an internal control audit function throughout our company and an inadequate culture regarding control consciousness

3.	Insufficient or lack of written policies and procedures relating to the periodic review of current policies and procedures and their implementation.

4.	The lack of adequate training of employees, especially those newly hired, regarding our accounting policies and our antifraud programs.

5.	No periodic review of the company’s insurance policies.

Each of the control deficiencies described in items 1 through 4 above could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies in items 1 through 4 above constitutes a material weakness.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2008, we did not maintain effective internal control over financial reporting.

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

The Company is taking the following specific remedial actions to address the material weaknesses and deficiencies in our internal control over financial reporting described above:

Reorganize and restructure our production staff by the following steps:

1.
Based on the nature of our production and operating environment, setting appropriate written policies and procedures, establishing clear roles, responsibilities, and accountability in all positions, and training staff in different positions;

2.	Re-designing control procedures with standard documentation for review and authorization in the purchase, sales and payroll transactions cycles;

3.	Establishing internal audit functions, and implementing internal control supervision processes into transactions cycles.

The Company is also taking action to improve period-end closing procedures by:

1.	Ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by the Chief Financial Officer;

2.	Implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate;

3.	Developing better monitoring controls at both the corporate accounting and factory operation level.

4.	Documenting and implementing antifraud programs and controls as well as comprehensive risk assessment of procedures, programs and controls.

5.	Developing written policies and procedures.

In addition, we are also addressing these issues by reviewing and revising our internal accounting policies and procedures, seeking advice from professionals to improve our internal controls, using a professional institute to conduct our  physical inventory count and using outside accounting advisors.  On July 23, 2008, we hired a qualified Chief Financial Officer, who speaks English and Chinese and is familiar with both U.S. GAAP and PRC GAAP as well as internal control compliance work.

We believe that the foregoing actions, when implemented, will improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, there is no certainty that all of the material weaknesses described above will be eliminated in the near future. If any of the above material weakness is not cured by that time, we will have to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective. Furthermore, certain of these remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We intend to establish our internal control audit function , accounting policies and controls and financing reporting compliance capabilities by hiring senior staff who understand internal control designing and implementation and enhancing training in such matters.

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

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the names and ages of our directors and executive officers and the positions they hold at Puda.

NAME	AGE	POSITION
Ming Zhao	36	Chairman, Chief Executive Officer before June 25, 2008
Liping Zhu	54	Chief Executive Officer
Qiong Wu	34	Chief Financial Officer
Wenwei Tian	38	Chief Operating Officer
Lawrence S. Wizel	66	Director
C. Mark Tang	44	Director
Jianfei Ni	62	Director

Management Biographies

Ming Zhao has been the co-founder, Chairman and CEO of Shanxi Coal since 1995.  He ceased to be its CEO on June 25, 2008. Mr. Zhao was appointed Chief Executive Officer, President and Chairman of the board of directors of Puda on July 15, 2005. He is the brother of Yao Zhao, our 13.13% shareholder and a manager of our coal washing plants.

Liping Zhu became director, President and CEO of the Company, effective on June 25, 2008. Before Mr. Zhu joined the Company, he was Deputy General Manager at Shanxi Loudong-Junan Coal & Gas Company since 1997, which is engaged in the coal mining and washing business in Shanxi Province, China, responsible for public and government relationships and financing of the company. The company that Mr. Zhu was employed by is not a parent, subsidiary or otherwise an affiliate of the Company. Mr. Zhu is not a director of any other public company in the United States.

Qiong (Laby) Wu became CFO of the Company effective on July 23, 2008. Before Ms. Wu joined the Company, she was CFO and Vice President of Financing and Investor Relations at Sinoenergy Corporation (Nasdaq CM: SNEN) since 2006, which is a manufacturer of compressed natural gas (“CNG”) vehicle and gas station equipment and a designer, developer and operator of retail CNG filling stations in the People's Republic of China. Ms. Wu was employed at Ernst & Young Hua Ming Accounting Firm as a Senior Auditor from 2004 to 2006. From 2000 to 2004, Ms. Wu was a Manager and Tax Consultant at HLB-Beijing Yongtuo CPAs, responsible for financial audits and internal control design.  None of the companies that Ms. Wu was employed by is a parent, subsidiary or otherwise an affiliate of the Company.

Wenwei Tian joined Puda in February 2006 and was appointed to be Chief Operating Officer of Puda in November 2006. Mr. Tian has also been the Chief Operating Officer and Operating VP of Shanxi Coal since then.  Mr. Tian was a project manager at China Digital Finance Times Company from July 2000 to August 2001 and a business analyst at Odyssey Applied Technologies Company from April to August 2002. China Digital Finance Times Company is an online securities trading company. Odyssey Applied Technologies Company focuses on commercializing a patent that uses sour gases generated from oil production to generate power.

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

Other Significant Employees

Yao Zhao, the manager of coal washing plants of Shanxi Coal and former Chief Operating Officer of Puda, was one the two co-founders of Shanxi Coal. He was appointed to be Chief Operating Officer of Shanxi Coal and manager of its coal washing plants in 1999, and Chief Operating Officer of Puda on July 15, 2005. He resigned from the Chief Operating Officer position in November 2006. Yao Zhao also serves as an executive officer, and currently is a 75% owner of Shanxi Liulin Jucai Coal Industry Co., Limited, a coal mine which supplies raw coal to Shanxi Coal. Yao Zhao is the brother of Ming Zhao, our Chief Executive Officer.

The board of directors has determined that Mr. Lawrence S. Wizel, Dr. Mark C. Tang and Mr. Jianfei Ni are “independent” under NASDAQ marketplace Rule 4200(a)(15) although we are not listed on NASDAQ. The board of directors further determined that these three directors, who are also members of our audit committee, are “independent” in accordance with Section 10A(m)(3) of the Exchange Act. Our directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board of directors

None of our officers, directors or significant employees is involved in any legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Because as of December 31, 2008 none of our stock was registered pursuant to Section 12 of the Exchange Act, our officers, directors and principal stockholders are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Objectives

The primary objectives of our compensation programs are to attract, motivate and retain talented and dedicated executive officers. Additionally, our compensation programs are designed to reward good work in connection with the achievement of corporate performance goals (as described below).

Prior to the establishment of our compensation committee in October 2007, our executive compensation decisions were made by our board of directors with the consultation of our executive officers. On October 25, 2007, we established a compensation committee consisting of three members, Messers. Jianfei Ni (Chair), C. Mark Tang and Lawrence S. Wizel. All three members are “independent directors” as that term is defined in NASDAQ Marketplace Rule 4200(a)(15) and “non-employee directors” under Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934. Our board of directors adopted a compensation committee charter, which is filed as Exhibit 3.01 to the Form 8-K filed on October 25, 2005. To the full extent permitted by applicable law, the compensation committee exercises the powers and duties as set forth in the compensation committee charter. The compensation committee determines the compensation for our directors, CEO and other executive officers, employees, consultants and advisors, reports annually to our stockholders on executive compensation matters, administers our equity-based and other compensation plans, if any, and takes or cause to be taken such other actions and address such other matters as the board of directors may from time to time authorize the compensation committee to undertake or assume responsibility for.

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

Compensation Policies in Determination of Compensation

Consultants and Benchmarks

We did not retain any compensation consultant to design or review our compensation policies and procedures in 2008. We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers by taking into account our own corporate goals and performance and local practice in China as well as the general pay level of companies listed in OTC Bulletin Board; however, we did not use any specific benchmark companies in connection with the determination of our 2008 compensation .

Compensation Mix

Our executive compensation is allocated in the form of cash and equity-based compensation. We have established Pruda Coal, Inc. 2008 Equity Incentive Plan on December 29, 2008 (the “Plan”), and we have granted stock awards to certain directors and officers pursuant to the Plan.

Employment and Change of Control Agreements

We have entered into employment agreements with our CEO on June 25, 2008 and CFO on July 23, 2008. The employment agreements do not have change of control provisions and we do not have separate change of control agreements with our employees.

Accounting and Tax Treatment

Given our current levels of compensation, the accounting and tax consideration have not significantly impacted our forms of compensation.

Elements of Compensation

Our executive compensation consists of the following elements:

Base salary

Our Compensation Committee , who was established in July 2007, reviewed and set the base salary level for each executive officers for year 2008 by taking into account our own operating goals and performance and local practice in China, we also  refer to the general pay level of executive officers of those companies listed in OTC Bulletin.

Base salary is a significant portion of our overall executive compensation, which is consistent with the compensation practices of many Chinese companies.  Our new CEO and CFO just joined the Company in 2008, therefore, their base salaries were determined based on the negotiation between them and the Company, taking into consideration the market practice in China.

Bonus

We may compensate executives with an annual discretionary cash bonus because we want to reward good work in connection with the achievement of certain corporate performance targets. We do not award bonuses based on individual performance measures.

Discretion has been exercised in awarding cash bonuses. In deciding to compensate individual executives with an annual bonus and in setting annual bonus amounts, the board of directors considered whether and to what extent the executive contributed to the accomplishment of corporate performance goals. We did not grant any bonus to our named executive officers in 2008 because of the general economic downturn and its uncertain impact on the Company in the future.

Stock Awards and Options Awards

On December 29, 2008, the shareholders of the Company approved a Puda Coal, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, by written consent in lieu of meeting, at the recommendation of the Board.  The purpose of the 2008 plan is to promote the success of the Company and to increase shareholder value by providing an additional means through the grant of equity incentive awards to attract, motivate, retain and reward employees and directors.

  Any employee or director of the Company is eligible to participate in the 2008 Plan and may be granted stock awards and/or options (collectively, “Awards”) by the administrator of the 2008 Plan, which is the Board, the Compensation Committee or their delegates.  The 2008 Plan became effective upon its approval by the shareholders of the Company and will continue in effect for a term of ten years unless terminated by the administrator of the 2008 Plan earlier.  The aggregate number of shares of commons stock that may be issued pursuant to the Awards under the 2008 Plan is 5,000,000 shares.  The aggregate number of shares subject to the Awards under the 2008 Plan during any calendar year to any one awardee will not exceed 500,000 shares, except that in connection with the awardee’s initial service, he may be granted Awards covering up to an additional 500,000 shares.  The fair market value of the common stock should be determined by the administrator of the 2008 Plan in good faith using a reasonable valuation method in a reasonable manner in accordance with Section 409A of the Internal Revenue Code of 1986, as amended.  Whenever possible, the determination of fair market value should be based upon the average of the highest and lowest quoted sales prices for such common stock as of such date as reported in sources as determined by the administrator. The administrator of the 2008 Plan also has the authority to, in its discretion, select employees or directors to whom Awards are to be granted, determine the number of shares under the grant, determine the type of Awards, approve forms of award agreements for use under the 2008 Plan, determine the terms and conditions of any Award granted under the 2008 Plan so far as they are not inconsistent with the terms of the 2008 Plan, interpret the terms of the 2008 Plan, adopt rules and procedures relating to the operations and administration of the 2008 Plan, impose restrictions, conditions or limitations as to the timing and manner of any resale by an awardee or subsequent transfers, and make other determinations deemed necessary or advisable for administering the 2008 Plan and any Award granted under the 2008 Plan.

Retirement and/or Deferred Compensation

We do not provide any other retirement or deferred compensation to any of our named executives other than, in accordance with Chinese law, 14% ( in year 2008),  of an employee’s monthly base salary to such employee’s welfare and benefit package (before year 2008, it was 12% of based salary amount). The amounts we contributed to our named executive officers are included in the “Other Annual Compensation” column in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth information concerning all compensation paid to our named executive officers during the last three completed fiscal years as a registrant. No other executive officer received a total compensation that exceeded $100,000 during 2006, 2007 or 2008.  The amounts of compensation reported in the summary compensation table are the amounts of the compensation the named executive officers received from Shanxi Coal, the Company’s subsidiary. The Company’s officers do not receive any additional compensation from Puda Coal, the public parent company of Shanxi Coal.

Name and Principal Position	Year	Salary ($) (1)		Other Annual Compensation (1)(2) ($)	Total (1)($)
Ming Zhao (President and Chief Executive Officer before June 25, 2008)(3)	2008 2007 2006	48,361 102,883 79,747	(4)	6,771 12,346 9,570	55,132 115,229 89,317

Liping Zhu (President and Chief Executive Officer since June 25, 2008)(3)	2008	38,571	(5)	1,145	9,327

Xia Jin (Chief Financial Officer before July 23, 2008)(3)	2008 2007 2006	6,909 15,568 14,889	(6)	967 1,868 1,787	7,876 17,436 16,676
Qiong Wu (Chief Financial Officer since July 23, 2008)(3)	2008	50,000	(7)	1,410	11, 485

(1)
All compensations were paid in Reminbi but are reported in U.S. dollars. The currency conversion ratio we used to report the compensation in the table is 6.9477, which is the average conversion ratio for fiscal year 2008, consistent with the conversion ratio we used in our financial statements for the fiscal year ended December 31, 2008.

(2)
In accordance with Chinese law, we contributed 14% of the base salary of each employee (including named executive officers) to such employees’ social pension insurance in 2008. These amounts are included in the “Other Annual Compensation” column of this Summary Compensation Table.

(3)	Mr. Liping Zhu replaced Mr. Ming Zhao as our CEO on June 25, 2008. Ms. Qiong Wu replaced Ms. Xia Jin as our CFO on July 23, 2008.

(4)	Represents the salary Mr. Ming Zhao received until June 25, 2008, the day he ceased to be our CEO.

(5)
Represents the salary Mr. Liping Zhu earned from June 25, 2008, the day he became our CEO, to the end of 2008 pursuant to the employment agreement between the Company and Mr. Zhu.  The actual payment by the end of December 31, 2008 is $8,182.

(6)	Represents the salary Ms. Xia Jin received until July 23, 2008, the day she ceased to be our CFO.

(7)
Represents the salary Ms. Qiong Wu earned from July 23, 2008, the day she became our CFO, to the end of 2008 pursuant to the employment agreement between the company and Ms. Wu.  The actual payment by the end of December 31, 2008 is $10,075.

Grants of plan-based awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Ming Zhao	8/11/2008 12/11/2008	20,000 40,000	8,400 8,000
Liping Zhu	-	-	-
Xia Jin	-	-	-
Qiong Wu	-	-	-

(1)           The grant date fair value of each equity award computed in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ming Zhao	-	-	60,000	(1)	11,400	(2)
Liping Zhu	-	-	-		-
Xia Jin	-	-	-		-
Laby Wu	-	-	-		-

(1) Include the 20,000 and 40,000 shares of common stock granted to Mr. Zhao on August 11 and December 11, 2008 respectively, which will vest on the dates that are the one-year anniversary of their respective grant dates and are subject to the restricted stock unit grant agreement under the Company’s 2008 Equity Incentive Plan.

(2) Aggregate market price of unvested shares owned as of December 31, 2008.

Pension Benefits and Non-Qualified Deferred Compensation

In accordance with Chinese law, we contributed 14% of the monthly base salary of each employee (including named executive officers) to such employee’s welfare and benefit in 2008.  We did not provide any other retirement or deferred compensation to any of our named executive officers in fiscal year 2008.

None of our named executive officers had any post termination or change of control benefits.

Compensation of Directors

We appointed three new directors in fiscal year 2007, Messers. Jianfei Ni, Lawrence S. Wizel and C. Mark Tang.

On June 29, 2007, Puda entered into a director contract with Mr. Ni. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 10,000 shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $2.50 per share.  On December 29, 2008, Puda entered into an amendment to director’s contract dated June 29, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual stock compensation will be $25,000 worth of shares of common stock (59,524 shares for August 11, 2008 to August 10, 2009), calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then, each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.

On August 3, 2007, Puda entered into a contract with Mr. Wizel. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 12,500 shares of common stock of the Company.  On December 29, 2008, Puda entered into an amendment to the director’s contract dated August 3, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual stock compensation will be $25,000 worth of shares of common stock of the Company (59,524 shares for August 11, 2008 to August 10, 2009), calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then, each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.  The cash compensation of $40,000 remains the same.

On October 9, 2007, Puda entered into a contract with Mr, Tang. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on October 9, 2007, he will receive an annual fee of $40,000 in cash and 13,021 shares of common stock of the Company.   On December 29, 2008, the Company entered into an amendment to director’s contract with C. Mark Tang dated October 9, 2007.  Pursuant to the amendment, the annual fee will be $25,000, and the stock compensation to Dr. Tang will be $15,000 worth of shares of common stock (75,000 shares for August 11, 2008 to August 10, 2009), calculated based on the closing sale price of the Company’s common stock on the grant date of October 9, 2008 and then each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.

The amounts of compensation reported in the director compensation table for fiscal year 2008 are the amounts of the compensation the directors received from Puda Coal. Our directors did not receive any additional compensation from Shanxi Coal.

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)		Total ($)

Lawrence Wizel	40,000	(3)	24,375.04	(4)	64,375.04

C Mark Tang	32,500	(5)	20,521	(6)	53,021

Jianfei Ni	-		12,500.04	(7)	12,500.04

(1)	Mr. Ming Zhao, Chairman of our board of directors, is also our CEO. He received no compensation for his service as a director in 2008.

(2)	Represents the dollar amount recognized for financial statements reporting purpose with respect to fiscal year 2008 in accordance with FAS 123R.

(3)	50% of the $40,000 annual cash fee to Mr. Wizel was earned on March 3, 2008; the remaining 50% was earned on August 11, 2008.

(4)
$11,875 of the stock awards to Mr. Wizel was vested on March 3, 2008 and $12,500.04 of the stock awards to Mr. Wizel was vested on August 11, 2008.  The grants date fair value of the shares is computed in accordance with FASA 123(R).

(5)	50% of the $40,000 annual cash fee to Mr. Tang was earned on April 9, 2008; 50% of the $25,000 was earned on October 9, 2008.

(6)
$13,021 of the stock awards to Mr. Tang was vested on April 9, 2008 and $7,500 of the stock awards to Mr. Tang was vested on October 9, 2008.  The grants date fair value of the shares is computed in accordance with FASA 123(R).

(7)	$12,500.04 of the stock awards to Mr. Ni was vested on August 11, 2008. The grants date fair value of the shares is computed in accordance with FASA 123(R).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on March 6, 2009, for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At March 6, 2009, we had 107,335,759 shares of our common stock outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership %(2)
Ming Zhao, Former President and CEO; Chairman of the Board (1)	53,100,000	(3)	49.47%
Yao Zhao	13,275,000		12.37%
Liping Zhu, President and CEO	0		0
Xia Jin, Former CFO (1)	0		0
Laby Wu, CFO	0		0
Wenwei Tian, COO (1)	0		0
Lawrence S. Wizel, director (1)	12,500	(3)	0.01%
C. Mark Tang, director (1)	13,021	(3)	0.01%
Jianfei Ni, director (1)	0		0

All executive officers and directors as a group	66,400,521		61.86%

(1)	Address is c/o Shanxi Puda Coal Group Co., Ltd. 426 Xuefu Street, Taiyuan, Shanxi Province, China.
(2)	Assumes that all of the notes are converted and all of the warrants are exercised.
(3)	As of December 31, 2008, none of the additional shares and warrants granted to the director or officer in 2008 (other than the ones listed in the table above) were issued or outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dividend Payments. In 2005, Shanxi Coal declared dividends equals to $1,715,470, payable to Ming Zhao (80%) and Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid in October 17, 2008. In September 2008, Shanxi Coal declared dividends of $1,170,754 to its shareholders. Of which, $1,053,678 is payable to Putai, who is 90% equity owners of Shanxi Coal, and $93,661 is payable to Mr. Ming Zhao who is 8% ower and $23,415 is payable to Mr. Yao Zhao who is 2% owner of Shanxi Coal .  As of the date of this report, the declared dividend is not paid.

We currently obtain raw coal supply from a diversified pool of local Liulin County coal mines, including Jucai Coal, a coal mine that is owned 75% by Yao Zhao. Jucai Coal supplies raw coal to both Shanxi Coal and other unrelated parties. In 2008 we purchased 218,32910 MT of raw coal from Jucai Coal, which represents 8% of our total raw coal purchase in 2008 in terms of tonnage. The dollar value of the sales to us by Jucai in 2008 was $16,083,000, and as a 75% owner of Jucai Coal, Yao Zhao, our Chairman’s brother, had personal interest in the transaction of approximately $12,062,000.

Headquarters Lease. In 2001, Shanxi Coal entered into agreements with Resources Group, an entity owned 80% by Ming Zhao and 10% by Yao Zhao, to lease an office and certain equipment. In 2008, the rent expense paid to Resource Group was $6,000, and as an 80% owner and 10% owner of Resources Group, Ming Zhao and Yao Zhao had interest of $4,800 and $600 in the lease, respectively.

Warehouse Facility. Resources Group also has a large storage facility in Liulin County near Shanxi Coal’s Shanxi Liuling Dongqiang Plant which holds cleaned coal processed our cleaning facilities. The storage facility has a railway dock and spur with access to local rail. It is permitted to use this facility rent-free.

Advance for Land Use Rights. Yao Zhao advanced funds to us for payments due for land use rights for the land used for old Jucai Liulan Plant of $197,000 in 2000. The amount payable to Yao Zhao, adjusted for changes in exchange rate was $239,393 as of December 31, 2008. The land use rights were for use of the land upon which the old Shanxi Liulin Jucai Plant was constructed.

Acquisition of Shanxi Coal. On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement as described above.  Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively.  Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total  registered capital of Shanxi Coal from Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000).  The acquisition price of $2,692,000 was fully paid as of December 31, 2008.  After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, were terminated.  The acquisition of Shanxi Coal was recommended by our audit committee and was approved by all independent members of our board of directors.  The Zhao brothers did not participate or vote on the decision to acquire Shanxi Coal.

Conflict of Interest. Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. As the 10% equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (61.84%, and 53.39% after the Conversion), they can control the actions which we take. Ming Zhao is our CEO and Chairman of the board of directors. In addition, they also control the mines from which we get most of our coal. By limiting or eliminating our coal supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group.

The acquisition of Shanxi Coal was recommended by our audit committee and was approved by all independent members of our board of directors.  The Zhao brothers did not participate or vote on the decision to acquire Shanxi Coal.

As of December 31, 2008 and 2007, the Group had the following amounts due from/to related parties:

	December 31, 2008	December 31, 2007
	$’000	$’000
Other receivable from Ming Zhao, director and major shareholder of Puda	$-	$4

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$879	$685

Accounts payable to Jucai Coal	$-	$182

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$796	$743

Other payable to Yao Zhao, manager and shareholder of Puda	234	215

Other payable to Ming Zhao and Yao Zhao	-	893

	$1,030	$1,851

Distribution payable to Ming Zhao and Yao Zhao	$117	$1,096

Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	7,800	9,100

	$9,100	$10,400

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $796,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $105,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

The Group paid $893,000 in 2008 to Ming Zhao and Yao Zhao for the balance of the purchase price for the exercise of the Option.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the years ended December 31, 2008 and 2007, rental expenses paid to Resources Group were $7,000 and $6,000 respectively.

In the years ended December 31, 2008 and 2007, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $16,083,000 and $18,320,000 respectively.

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

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the year ended December 31, 2008, Shanxi Coal paid principal of $1,300,000 (2007: $1,300,0000) and interest of $594,000 (2007: $674,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group.  The conveyance loans financing the acquisitions are subordinated to the convertible notes.  Payments by Shanxi Coal to Resources Group under the conveyance loans may not be accelerated while Puda has obligations of principal or interest outstanding to investors under the convertible notes, nor may Shanxi Coal make payments under the conveyance loan if Puda is in default to the investors under the notes.  If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group.

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

Director Independence

Our board of directors consists of Ming Zhao, Lawrence S. Wizel, C. Mark Tang and Jianfei Ni as directors.  Ming Zhao is also 49% shareholder of us and therefore is not “independent” under the Nasdaq Marketplace Rules. Lawrence S. Wizel, C. Mark Tang and Jianfei Ni are “independent” under Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services

The fees billed to us by our independent auditors, Moore Stephens, for services for the fiscal year ended December 31, 2008, were as follows:

Audit Fees. This category consists of fees for the audit of financial statements and review of financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2008 and December 31, 2007, Moore Stephens billed us for audit fees in the amount of approximately $98,000, and $75,000, respectively.

Audit-Related Fees. This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, and our current report on Form 8-K and Form 8-K/A. For the years ended December 31, 2008 and December 31, 2007, Moore Stephens billed us for audit related fees in the amount of approximately $60,000 and $30,000, respectively.

Tax Fees. This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the fiscal years ended December 31, 2008 and December 31, 2007, Moore Stephens billed us for tax fees in the amount of approximately $0 and $0.

All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the fiscal years ended December 31, 2008 and December 31, 2007, Moore Stephens bill us for other fees in the amount of approximately $0 and $0.

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

10.1
Form of Subscription Agreement dated November 18, 2005 entered into by Puda Coal, Inc. and the Investors (incorporated by reference to Exhibit 99.1 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.2	Form of Note dated November 18, 2005 (incorporated by reference to Exhibit 99.2 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.3	Form of Warrant dated November 18, 2005 (incorporated by reference to Exhibit 99.3 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.4
Zhang Yang Plant Conveyance Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Shanxi Puda Resources Group Limited (incorporated by reference to Exhibit 99.5 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.5
Coking Coal Supply Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Jucai Coal Industry Co. (incorporated by reference to Exhibit 99.4 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.6
Liu Lin Plant Conveyance Agreement dated November 17, 2005 between Shanxi Puda Coal Group Co., Ltd. and Shanxi Puda Resources Group Limited  (incorporated by reference to Exhibit 99.6 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.7	Clean Coal Supply Contract - Taiyuan Steel & Iron (Group) Raw Material Trade Co., Ltd. (incorporated by reference to Exhibit 10.16 to SB-2/A filed March 10, 2006).

10.8	Clean Coal Supply Contract - Handan Steel & Iron Joint-Stock Co., Ltd. (incorporated by reference to Exhibit 10.17 to SB-2/A filed March 10, 2006).

10.9	Clean Coal Supply Contract - Tangshan Steel & Iron Group Co., Ltd. (incorporated by reference to Exhibit 10.18 to SB-2/A filed March 10, 2006).

10.10	Clean Coal Supply Contract - Capital Steel & Iron Group Mineral Co. (incorporated by reference to Exhibit 10.19 to SB-2/A filed March 10, 2006).

10.11	Clean Coal Supply Letter of Intent - Shanxi Coal Import & Export Group Luliang Branch (incorporated by reference to Exhibit 10.20 to SB-2/A filed March 10, 2006).

10.12	Clean Coal Supply Letter of Intent - Sinochem Corporation (incorporated by reference to Exhibit 10.21 to SB-2/A filed March 10, 2006).

10.13	Clean Coal Supply Contract - Shanxi Changzhi Steel Group Raw Material Co. Ltd. (incorporated by reference to Exhibit 10.22 to SB-2/A filed March 10, 2006).

10.14	Clean Coal Supply Contract - Baotou Steel Group Resources Supplying Company (incorporated by reference to Exhibit 10.23 to SB-2/A filed March 10, 2006).

10.15	Clean Coal Supply Contract - Shandong Haihua Group (incorporated by reference to Exhibit 10.24 to SB-2/A , filed March 10, 2006).

10.16
Note & Indebtedness Subordination Agreement dated November 17, 2005 among Puda Coal, Inc., Shanxi Puda Coal Group Co., Ltd., Shanxi Puda Resources Group Limited, and Taiyuan Putai Business Consulting Co., Ltd. (now known as Shanxi Putai Resources Limited) (incorporated by reference to Exhibit 99.7 to Current Report of the Company filed on Form 8-K on November 23, 2005).

10.17
Agreement between Shanxi Puda Resources Group, Ltd. and Shanxi Puda Resources Co., Ltd. dated April 25, 2005 (incorporated by reference to Exhibit 10.26 to SB-2/A , File # 333-130380 filed on March 10, 2006).

10.18	Summary of Clean Coal Supply Arrangement - Liulin Coal Cleaning Plant (incorporated by reference to Exhibit 10.27 to SB-2 filed on May 31, 2006).

10.19
Asset Exchange Agreement, dated June 6, 2007, between the Shanxi Coal and Lingshi Coal & Chemical (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed June 12, 2007).

10.20	Director’s Contract, dated June 29, 2007, between the Company and Jianfei Ni (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed July 6, 2007).

10.21
Director’s Contract, dated August 3, 2007, between the Company and Lawrence S. Wizel (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed August 9, 2007).

10.22
Agreement, dated September 6, 2007, between the Shanxi Coal and Xin Kai Yuan Hotel and Restaurant Co. Limited (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed September 12, 2007).

10.23	Share Transfer Agreement, between Putai and Ming Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K on September 19, 2007).

10.24	Share Transfer Agreement, between Putai and Yao Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.2 to Current Report of the Company filed on Form 8-K filed September 19, 2007).

10.25
Agreement, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.3 to Current Report of the Company filed on Form 8-K filed September 19, 2007).

10.26	Director’s Contract, dated October 9, 2007, between the Company and C. Mark Tang (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 9, 2007).

10.27
Amendment No. 1 to Director’s Contract, dated December 29, 2008, between the Company and Lawrence S. Wizel (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

10.28
Amendment No. 1 to Director’s Contract, dated December 29, 2008 between the Company and Jianfei Ni (incorporated by reference to Exhibit 10.2 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

10.29
Amendment No. 1 to Director’s Contract, dated December 29, 2008, between the Company and C. Mark Tang (incorporated by reference to Exhibit 10.3 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

10.30
Puda Coal, Inc. 2008 Equity Incentive Plan and form agreements under the plan (incorporated by reference to Exhibits 10.4-10.7 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

31.1 *	Certification of Mr. Liping Zhu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Ms. Qiong Wu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PUDA COAL, INC.

Dated:March 31, 2009	By:	/s/ Liping Zhu
Liping Zhu, Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title

(i) Principal Executive Officer:

/s/ Liping Zhu
Liping Zhu	Chief Executive Officer (Principal Executive Offier)	Dated: March 31, 2009

(ii) Principal Financial and Accounting Officer:

/s/ Qiong Wu
Qiong Wu	Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 31, 2009

(iii) Directors:

/s/ Ming Zhao
Ming Zhao	Chairman of the Board	Dated: March 31 2009

/s/ Jianfei Ni
Jianfei Ni	Director	Dated: March 31, 2009

/s/ C. Mark Tang
C. Mark Tang	Director	Dated: March 31, 2009

/s/ Lawrence Wizel
Lawrence Wizel	Director	Dated: March 31, 2009