Form 10-Q
period 2009-03-31
Puda Coal, Inc.
filed 2009-05-14
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, May 7 , 2009, 107,335,759 shares of common stock.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	5–6

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	7

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	8

Notes to Unaudited Consolidated Financial Statements	9–29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30–33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34–35

Item 4T. Controls and Procedures	35–37

PART II. OTHER INFORMATION

Item 1A. Risk Factors	38

Item 6. Exhibits	38

Signatures	39

Certifications

PUDA COAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

PUDA COAL, INC.
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2009 (unaudited)
and December 31, 2008	2-3

Unaudited Consolidated Statements of Operations for the three
months ended March 31, 2009 and 2008	4

Unaudited Consolidated Statements of Cash Flows for the three
months ended March 31, 2009 and 2008	5

Notes to Unaudited Consolidated Financial Statements	6-26

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(In thousands of United States dollars)

	Note(s)	March 31, 2009	December 31, 2008
		(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	18	$24,381	$39,108
Accounts receivable, net	3	29,309	14,645
Other receivables		3	7
Advances to suppliers
- Related parties	4	820	879
- Third parties		2,793	5,635
Inventories	5	24,233	21,589

Total current assets		81,539	81,863

PROPERTY, PLANT AND EQUIPMENT, NET	6	12,951	13,370

INTANGIBLE ASSETS, NET	7	3,378	3,399

TOTAL ASSETS		$97,868	$98,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4,8	$1,300	$1,300
Accounts payable		4,530	4,272
Other payables
- Related parties	4	1,028	1,030
- Third parties		2,469	2,714
Accrued expenses		1,903	1,991
Income taxes payable		741	1,319
VAT payable		-	1,726
Distribution payable
- Related party	4	117	117

Total current liabilities		12,088	14,469

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 8	7,475	7,800
Derivative warrants	9, 19	4,078	4,086

Total long-term liabilities		11,553	11,886

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
March 31, 2009 and December 31, 2008
(In thousands of United States dollars)

	Note(s)	March 31,2009	December 31, 2008
		(Unaudited)

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 107,335,759 (2008: 107,335,759)		107	107
Paid-in capital		31,555	31,555
Statutory surplus reserve fund		1,366	1,366
Retained earnings		33,868	31,752
Accumulated other comprehensive income		7,331	7,497

Total stockholders’ equity		74,227	72,277

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$97,868	$98,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(In thousands of United States dollars, except per share data)

		Three months ended March 31,
	Note(s)	2009	2008

NET REVENUE		$49,721	$50,598

COST OF REVENUE		45,850	43,145

GROSS PROFIT		3,871	7,453

OPERATING EXPENSES
Selling expenses		577	754
General and administrative expenses		341	477

TOTAL OPERATING EXPENSES		918	1,231

INCOME FROM OPERATIONS		2,953	6,222

INTEREST INCOME		33	27

INTEREST EXPENSE	11	(137)	(201)

DEBT FINANCING COSTS	12	-	(513)

DERIVATIVE UNREALIZED FAIR VALUE GAIN	13	8	364

INCOME BEFORE INCOME TAXES		2,857	5,899

INCOME TAXES	14	(741)	(1,604)

NET INCOME		2,116	4,295

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment		(166)	2,175

COMPREHENSIVE INCOME		$1,950	$6,470

EARNINGS PER SHARE - BASIC		$0.02	$0.04
- DILUTED		$0.02	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	15	107,335,759	105,252,176
- DILUTED	15	107,649,807	113,298,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(In thousands of United States dollars)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,116	$4,295
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	21	21
Depreciation	419	401
Allowance for doubtful debts	44	-
Amortization of discount on convertible notes and warrants	-	134
Derivative unrealized fair value gain	(8)	(364)
Stock compensation	25	12
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(14,724)	13
Decrease in other receivables	4	6
Decrease/（increase） in advances to suppliers	2,889	(247)
(Increase)/decrease in inventories	(2,676)	8,633
Increase in accounts payable	265	1,186
(Decrease)/increase in accrued expenses	(111)	36
(Decrease)/increase in other payables	(241)	427
Decrease in income tax payable	(576)	(664)
(Decrease)/increase in VAT payable	(1,722)	1,026
Increase in penalty payable	-	379

Net cash (used in)/provided by operating activities	(14,275)	15,294

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(325)	(325)

Net cash used in financing activities	(325)	(325)

Effect of exchange rate changes on cash	(127)	936

Net (decease)/increase in cash and cash equivalents	(14,727)	15,905
Cash and cash equivalents at beginning of period	39,108	16,381

Cash and cash equivalents at end of period	$24,381	$32,286

Supplementary cash flow information
Cash paid during the period for:
Interest	$137	$201
Income taxes	$1,317	$2,269

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

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI has not had any operating activities since its inception in August 19, 2004.

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

On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement as described above.  Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Ming Zhao and Yao Zhao, respectively.  Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total  registered capital of Shanxi Coal from Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000).  The acquisition price of $2,692,000 was fully paid by the end of December 2008.  After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, were terminated.

As of  March 31, 2009, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

After the above reorganization and as of March 31, 2009, the organizational structure of the Group is as follows:

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The unaudited consolidated financial statements include Puda (the registrant and legal parent), BVI, Putai and Shanxi Coal (the operating company), collectively referred to as “the Group”. Intercompany items have been eliminated.

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

The accompanying unaudited consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.  The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as reported in Form 10-K.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009 and December 31, 2008, the Group did not have any cash equivalents.

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of March 31, 2009 and December 31, 2008.

Under current PRC tax laws, no tax is imposed on distributions to owners except for individual income tax payable by the owners.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(l) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

	March 31, 2009	December 31, 2008
	$’000	$’000

Balance, beginning of period	$70	$48
Additions	44	22

Balance, end of period	$114	$70

The Group did not write off any bad debts in the three months ended March 31, 2009 and 2008.

4. Related Party Transactions

As of March 31, 2009 and December 31, 2008, the Group had the following amounts due from/to related parties:-

	March 31, 2009	December 31, 2008
	$’000	$’000

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$820	$879

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$794	$796

Other payable to Yao Zhao, manager and shareholder of Puda	234	234

	$1,028	$1,030

Distribution payable to Ming Zhao and Yao Zhao	$117	$117

Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	7,475	7,800

	$8,775	$9,100

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $794,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $107,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the three months ended March 31, 2009 and 2008, rental expenses paid to Resources Group were $39,000 and $nil, respectively (see Note 10).

In the three months ended March 31, 2009 and 2008, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $3,569,000 and $3,217,000, respectively.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal, pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers.  Under the terms of the agreement, Shanxi Coal receives a discount of approximately $4 to $6 per metric ton of coal from the price Jucai Coal charges its other customers.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly.  In the three months ended March 31, 2009 and 2008, Shanxi Coal paid principal of $325,000 (2008: $325,000) and interest of $137,000 (2008: $156,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group.  If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 6, 7 and 8).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

As of March 31, 2009 and December 31, 2008, inventories consist of the following:

	March 31, 2009	December 31, 2008
	$’000	$’000

Raw materials	$9,444	$7,816
Finished goods	14,789	13,773

Total	$24,233	$21,589

There was no allowance for losses on inventories as of March 31, 2009 and December 31, 2008.

6. Property, Plant and Equipment, Net

As of March 31, 2009 and December 31, 2008, property, plant and equipment consist of following:

	March 31, 2009	December 31, 2008
	$’000	$’000
Cost:

Buildings and facilities	$3,344	$3,344
Machinery equipment	13,611	13,611
Motor vehicles	104	104
Office equipment and others	32	32

	17,091	17,091

Accumulated depreciation:

Buildings and facilities	470	427
Machinery equipment	3,650	3,278
Motor vehicles	16	13
Office equipment and others	4	3

	4,140	3,721
Carrying value:

Buildings and facilities	2,874	2,917
Machinery equipment	9,961	10,333
Motor vehicles	88	91
Office equipment and others	28	29

	$12,951	$13,370

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

Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $419,000 and $401,000, respectively.  In the three months ended March 31, 2009 and 2008, the amount included in cost of sales and general and administrative expenses was approximately $411,000 (2008: $393,000) and $8,000 (2008: $8,000), respectively.

7. Intangible Assets

	Land-use rights
	March 31, 2009	December 31, 2008
	$’000	$’000

Cost	$3,634	$3,634

Accumulated amortization	256	235

Carrying value	$3,378	$3,399

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

Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $21,000 and $21,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2009, 2010, 2011, 2012 and 2013 amounts to approximately $84,000, $84,000, $84,000, $84,000 and $84,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt

	March 31, 2009	December 31, 2008
	$’000	$’000

Conveyance loan	$8,775	$9,100
Less: current portion	(1,300)	(1,300)
Long-term portion	$7,475	$7,800

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the three months ended March 31, 2009 and 2008, Shanxi Coal paid principal of $325,000 (2008: $325,000) and interest of $137,000 (2008: $156,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 4, 6 and 7).

The future principal payments under the conveyance loan as of March 31, 2009 are as follows:

March 31, 2009
Year	$’000

2009	$1,300
2010	1,300
2011	1,300
2012	1,300
2012	1,300
Thereafter	2,275
$8,775

9.  Derivative Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company (the November 2005 Private Placement).  The notes are convertible into common stock at $.50 per share over the term of the debt.  $10,260,000 was converted into 20,520,000 shares of common stock, $2,015,000 was redeemed upon maturity, and the remaining $225,000 will be paid off upon the receipt of the original notes from the investors.  The balance of $225,000 is included in other payables in the consolidated balance sheet as of March 31, 2009.   The related warrants to purchase 25,000,000 shares of common stock, exercisable at $.60 per share, have a term of five years from the date of issuance.  As of March 31, 2009, 9,100,000 warrants were exercised into 9,100,000 shares of common stock.

PUDA COAL, INC.
NOTES TO UNAUDIATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Warrants (continued)

Pursuant to the November 2005 Private Placement, investors were given "full ratchet" anti-dilution protection  under the warrants, meaning that the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda's common stock should such per share price be lower than  the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the exercise of the warrants, or (ii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda's stockholders.  The exercise price of the warrants are also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, and rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of the common stock underlying the warrants, on a registration statement to be filed with the Securities and Exchange Commission (“SEC”).  Puda may redeem all, but not less than all, of the warrants at $0.001 per share subject to 30 business days’ prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an adjusted basis for at least 20 consecutive trading days and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period.

The warrants require the Company to register the resale of the shares of common stock upon exercise of these securities.  The warrants are freestanding derivative financial instruments.  The Company accounts for the fair value of these outstanding warrants to purchase common stock in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to account for the warrants as derivatives.  Since the effective registration of the securities underlying the warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the warrants as liabilities.  The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

Based on a Black-Scholes pricing model the warrants, which are exercisable at $.60 per share, have a value of $2.25 per share, or $56,250,000.  The parameters used in the model include the stock market price on the issuance date of $2.46, exercise price of warrants of $0.60, contractual term of five years, risk-free interest rate for treasury bills of 3.89% and historical volatility of 110% based on the previous twelve months stock price.

As these values are greater than the debt of $12,500,000, the total issue was discounted.  The amount allocated to the warrants is classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010, and the amount amortized in the three months ended March 31, 2009 and 2008 was $nil and $33,000, respectively.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.

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

PUDA COAL, INC.
NOTES TO UNAUDIATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Derivative Warrants (continued)

(b) In conjunction with the issuance of the notes in the November 2005 Private Placement , the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 2,500,000 shares of common stock of the Company at an exercise price of $.60 per share.  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $0.60 not in cash, but by reducing the number of common share issued to them.  These warrants were valued at $2.25 per share and the total value amounted to $5,625,000. As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  As of March 31, 2009, these warrants were valued at $.04 per share according to a Black-Scholes pricing model and the unrealized gain on the change in fair value of these warrants of $8,000 was included in the consolidated statements of operations.  As of March 31, 2009, 1,742,040 placement agent warrants were exercised in a cashless method and resulted in the issuance of 1,293,055 common shares.

(c) The derivative warrants as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	$000	$000

Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	(394)
Less: change in fair value in 2009	(8)	-
	$4,078	$4,086

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies

As of March 31, 2009, the Group leased office premises under the operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of March 31, 2009 are as follows:-

March 31, 2009
Year	$’000

2009	$156
2010	156
2011	156
2012	156
2013	156
$780

The above future lease payments represent amounts payable to Resources Group (see Note 4).

On September 6, 2007, Shanxi Coal entered into an agreement with an unrelated party, pursuant to which, Shanxi Coal will purchase  the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China.  As consideration, Shanxi Coal agreed to pay an aggregate purchase price of RMB460 million (approximately $60.7 million) in cash.  Under the agreement, Shanxi Coal agreed to pay a first installment in the amount of RMB200 million ($26.5 million) within 10 business days after the receipt of the mining permit and a second installment in the amount of RMB150 million ($19.9 million) within ten business days after the receipt of the mining commencement report.  Shanxi Coal also agreed to pay the remaining purchase price, RMB110 million ($14.6 million) within one year after the receipt of the mining commencement permit.  According to the agreement, if the seller does not obtain the mining permit for the benefit of Shanxi Coal within two months of the agreement date, Shanxi Coal may terminate the agreement.  As the seller failed to obtain the mining permit, on May 8, 2009, the agreement was terminated and Shanxi Coal did not pay any termination fee.

As of March 31, 2009, the Group did not have any contingent liabilities.

11. Interest Expense

Interest expense for the three months ended March 31, 2009 includes a $137,000 (2008: $156,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and  $nil (2008: $45,000) interest payment for the 8% convertible notes.

12. Debt Financing Costs

Debt financing costs for the three months ended March 31, 2008 include  amortization of discount on convertible notes and warrants of $134,000 and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value gain of $8,000 and $364,000 in the three months ended March 31, 2009 and 2008, respectively represented the change in fair value of the derivative warrants (see Note 9).

14. Income Taxes

No provision for taxation has been made for Puda, BVI and Putai for the three months ended March 31, 2009 and 2008, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25% for the three months ended March 31, 2009 and 2008.

Details of income taxes in the statements of operations are as follows:-

	Three months ended March 31,
	2009	2008
	$’000	$’000

Current period provision	$741	$1,604

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended December 31,
	2009	2008
	$’000	$’000

Income before income taxes	$2,857	$5,899

Income tax on pretax income at statutory rate	971	2,005
Tax effect of expenses that are not deductible in determining taxable profits	21	250
Tax effect of income that is not taxable in determining taxable profits	(3)	(124)
Effect of different tax rates of subsidiary operating in other jurisdictions	(262)	(562)
Change in valuation allowance	14	35

Income tax at effective rate	$741	$1,604

As at March 31, 2009 and December 31, 2008, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately  $5,912,000 and $5,871,000, respectively,  that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2009 and December 31, 2008.   The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028 and 2029 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000 and $1,225,000 and $41,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (continued)

At March 31, 2009 and December 31, 2008, deferred tax assets consist of:

	March 31, 2009	December 31, 2008
	$’000	$’000

Net operating loss carryforwards	$2,010	$1,996
Less: Valuation allowance	(2,010)	(1,996)

Net	$-	$-

15. Basic and Diluted Weighted Average Number of Shares

	Three months ended March 31,
	2009	2008

Basic weighted average number of shares	107,335,759	105,252,176
Issuance of directors/employees shares	314,048	-
Assumed conversion of notes	-	253,585
Assumed exercise of warrants	-	-
Issuance of penalty shares	-	7,792,593

Diluted weighted average number of shares	107,649,807	113,298,354

The exercise of the warrants was not assumed for the three months ended March 31, 2009 and 2008 as they were out-of-the-money, but this item could potentially dilute earnings per share in the future.

16. Equity incentive plan

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stock Compensation

On June 29, 2007, Puda entered into a contract with a director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 10,000 shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $2.50 per share.  On December 29, 2008, Puda entered into an amendment to director’s contract dated June 29, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual stock compensation will be $25,000 worth of shares of common stock (59,524 shares), calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.  The stock compensation cost was $12,000 and $nil for the three months ended March 31, 2009 and 2008, respectively.

On August 3, 2007, Puda entered into a contract with another director.  Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 12,500 shares of common stock of the Company.  On December 29, 2008, Puda entered into an amendment to the director’s contract dated August 3, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $40,000 cash plus stock compensation of $25,000 worth of shares of common stock of the Company (59,524 shares), calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.  The stock compensation cost was $13,000 and $12,000 for the three months ended March 31, 2009 and 2008, respectively.

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

18. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At March 31, 2009 and December 31, 2008, the Group has a credit risk exposure of uninsured cash in banks of approximately $24,381,000 and $39,108,000, respectively.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Fair Value Measurement

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

The Company utilizes the income approach to measure fair value for its financial assets and liabilities. The income approach includes option pricing models, such as Black-Scholes. (See Note 9)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2009
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000

Derivative warrants	$4,078	-	$4,078	-

Total	$4,078	$-	$4,078	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at March 31, 2009 and December 31, 2008 and the statements of operations and cash flows for the three months ended March 31, 2009 and 2008.

Balance Sheets-Parent Company Only
(In thousands of United States dollars)

	Note(s)	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$168	$196

Total current assets		168	196

INVESTMENTS IN SUBSIDIARIES		68,540	66,366

TOTAL ASSETS		$68,708	$66,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable		225	257
Accrued expenses		170	232

Total current liabilities		395	489

LONG-TERM LIABILITIES
Derivative warrants	9	4,078	4,086

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 107,335,759 shares (2008: 107,335,759)		107	107
Paid-in capital		90,996	88,690
Accumulated deficit		(26,868)	(26,810)

Total stockholders’ equity		64,235	61,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$68,708	$66,562

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Condensed Financial Information of Registrant (continued)

Statements of Operations-Parent Company Only
(In thousands of United States dollars)

	Note(s)	Three months ended March 31,
		2009	2008

Revenue:

Share of earnings from investment in subsidiaries		$2,174	$4,644

Total revenue		2,174	4,644

General and administrative expenses		(66)	(155)

Income from operations		2,108	4,489

Interest expense	11	-	(45)

Debt financing costs	12	-	(513)

Derivative unrealized fair value gain	9(c), 13	8	364

Net income		$2,116	$4,295

No cash dividends were received from the subsidiaries for the three months ended March 31, 2009 and 2008.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Condensed Financial Information of Registrant (continued)

Statements of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Three months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,116	$4,295
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(2,174)	(4,644)
Amortization of discount on convertible notes and warrants	-	134
Derivative unrealized fair value gain	(8)	(364)
Stock compensation	25	12
Changes in operating assets and liabilities:
Advance from subsidiary	-	130
Increase in other payable	100	-
Decrease in accrued expenses	(87)	(67)
Increase in penalty payable	-	379

Net cash used in operating activities	(28)	(125)

Net decrease in cash and cash equivalents	(28)	(125)
Cash and cash equivalents at beginning of period	196	54

Cash and cash equivalents/(bank overdrafts) at end of period	$168	$(71)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements that involve substantial risks and uncertainties. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda Coal” or the “Company”) and its subsidiaries. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that have been and may be further identified; and (d) other risks that are discussed in our Form 10-K filed on March 31, 2009, and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Revenue. Net revenue was $49,721,000 for the three months ended March 31, 2009, compared to $50,598,000 for the three months ended March 31, 2008, a decrease of $877,000, or 2%. The tonnage sales of cleaned coal decreased approximately 120,000 MT, or 21%, from approximately 576,000 MT for the three months ended March 31, 2008 to approximately 456,000 MT for the three months ended March 31, 2009.  The decrease in tonnage sales was partially offset by the increase in selling price.  The selling price of cleaned coal increased approximately $17 or 18%, from approximately $92 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended March 31, 2008 to approximately $109 per ton for the three months ended March 31, 2009.  The decrease in tonnage sales was primarily due to a longer Chinese New Year downtime as a result of decreased orders from customers in the first one and a half months of the period under the general economy downturn circumstance.

Cost of Revenue. Cost of revenue was $45,850,000 for the three months ended March 31, 2009, compared to $43,145,000 for the three months ended March 31, 2008, an increase of $2,705,000, or 6%. This increase was primarily due to an increase in purchase price of raw coal and an increase in manufacturing overhead.  The average purchase price of raw coal increased $13 or 22%, from approximately $58 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended March 31, 2008 to approximately $71 per ton for the three months ended March 31, 2009. The average unit cost of fuel, power and water was $0.99 in the period comparing with $0.47 in the same period of last year.

Gross Profit. Gross profit was $3,871,000 for the three months ended March 31, 2009, compared to $7,453,000 for the three months ended March 31, 2008, a decrease of $3,582,000, or 48%. Gross profit margins for the three months ended March 31, 2009 and 2008 were 8% and 15%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal, which is only partially offset by the increase of the clean coal price,  and an increase in manufacturing overhead across the three months ended March 31, 2009.

Selling Expenses. Selling expenses were $577,000 for the three months ended March 31, 2009, compared to $754,000 for the three months ended March 31, 2008. This represents a decrease of $177,000, or 24%, primarily due to the decrease in tonnage sales of cleaned coal in the three months ended March 31, 2009.

General and Administrative Expenses. General and administrative expenses were $341,000 for the three months ended March 31, 2009, compared to $477,000 for the three months ended March 31, 2008. This represents a decrease of $136,000, or 29%, as a result of a decrease in professional expenses in the three months ended March 31, 2009.

Income from Operations. Income from operations was $2,953,000 for the three months ended March 31, 2009, compared to $6,222,000 for the three months ended March 31, 2008. The decrease of $3,269,000, or 53%, was primarily the result of a decrease in gross profit of $3,582,000, which was offset by a decrease in operating expenses of $313,000.

Interest Expense. Interest expense was $137,000 for the three months ended March 31, 2009, compared to $201,000 for the three months ended March 31, 2008.  This represents a decrease of $64,000, or 32%, and such decrease was primarily due to a decrease in interest payments for the 8% convertible notes which was matured on October 31, 2008.

Debt Financing Costs. Debt financing costs of $513,000 for the three months ended March 31, 2008 include amortization of discount on convertible notes and warrants of $134,000 and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000.  There were no such costs for the three months ended March 31, 2009.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $8,000 for the three months ended March 31, 2009 and of $364,000 for the three months ended March 31, 2009 and 2008, respectively represented a change in fair value of the warrants issued to the placement agent.

Income Before Income Taxes. Income before income taxes was $2,857,000 for the three months ended March 31, 2009, compared to $5,899,000 for the three months ended March 31, 2008. The decrease of $3,042,000, or 52%, was primarily the result of a decrease in operating profit of $3,269,000, and a decrease in derivative unrealized fair value gain of $356,000, which were offset by a decrease in debt financing costs of $513,000 and a decrease in interest expense of $64,000 in the three months ended March 31, 2009.

Income Taxes. Income taxes were $741,000 for the three months ended March 31, 2009, compared to $1,604,000 for the three months ended March 31, 2008, a decrease of $863,000, or 54%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The decrease was primarily the result of a decrease in income of Shanxi Coal from $6,247,000 in the three months ended March 31, 2008 to $2,915,000 in the three months ended March 31, 2009.

Net Income. Net income was $2,116,000 for the three months ended March 31, 2009, compared to $4,295,000 for the three months ended March 31, 2008, a decrease of $2,179,000, or 51%, mainly due to a decrease in operating profit of $3,269,000, and a decrease in derivative unrealized fair value gain of $356,000, which were offset by a decrease in income taxes of $863,000, a decrease in debt financing costs of $513,000 and a decrease in interest expense of $64,000 in the three months ended March 31, 2009.

Inflation had no significant impact on the Company’s results of operations for the three months ended March 31, 2009 and 2008.

Business Outlook

Due to high prices for raw materials used in steel making and the global economic crisis, China’s steel industry is currently experiencing slower production, which the Company believes will have an impact on our tonnage sales in the next two quarters or during a longer period of time.

In the longer term, the management believes the outlook for its coal washing operations remains attractive, as the Company has maintained a stable increased customer base and supply tunnels. We believe that the outlook for China’s steel making industry also remains promising due to China’s 4 trillion yuan economic stimulus package, which encourages infrastructure development projects such as the construction of railway and motor vehicle manufacturing as well as real estate projects, which should drive the demand for steel.  We expect that such demand may provide significant opportunities for suppliers of cleaned coking coal like Puda Coal.

It should be noted that, however, the financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world. Many of our customers and suppliers may encounter much uncertainty and risks due to the weakening business environment and credit availability.  As a result, these customers and suppliers may be unable to satisfy their contract obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance.  See discussions under “Item 1A Risk Factors” of our annual report on Form 10-K filed with the SEC on March 31, 2009.

The Company is currently operating at approximately 54% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand.  In addition, the Company intends to execute its strategy of entering the coal mining business to increase profitability.  However, if the Company is unable to acquire or manage coal mines successfully, it will not be able to grow its business in the way that it currently expects.  Also, in order to pursue such acquisition opportunities, depending on the size of the coal mine acquisition, the Company may need significant additional financing, which may not be available to it on favorable terms, if at all.  The availability of such financing is further limited by the recent tightening of the global credit markets and the lack of investors’ confidence in the equity markets. See discussions under “Item 1A. Risk Factors” of this report.

Liquidity and Capital Resources

Net cash used in operating activities was $14,275,000 for the three months ended March 31, 2009, compared to net cash provided by operating activities of $15,294,000 for the three months ended March 31, 2008, a decrease of $29,569,000. This was primarily due to an increase in working capital needs resulting from increased accounts receivable and inventory and a decrease in net income.

Net cash used in financing activities was $325,000 and $325,000 for the three months ended March 31, 2009 and 2008, respectively.  This was for the repayment of long-term debt to Resources Group.

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

On September 6, 2007, Shanxi Coal entered into an agreement with Xin Kai Yuan Hotel and Restaurant Co. Limited, pursuant to which, Shanxi Coal agreed to purchase the coal mining right with respect to a coal mine located in Duanjia Village, Jingle County, Shanxi Province of China.   As Xin Kai Yuan failed to obtain the mining permit as required by the agreement, on May 8, 2009, we terminated the agreement and did not pay any termination fee.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans to Resources Group, with the outstanding balance of $8,775,000 as of March 31, 2009, for the acquisition of the new Liulin County plant and the new Zhongyang County plant.

Warrants were also issued in the November 2005 Private Placement to acquire up to 15,900,000 shares of our common stock which are exercisable at price of $.60 per share, or an aggregate of $9,540,000. We believe that the likelihood that these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

Our business is heavily dependent on our coal inventory. Because of certain coal mining accidents, the Chinese government has been closing mines throughout China. In addition, in Shanxi Province, the authorities are not approving new mines that produce less than 300,000 MT output per year, are closing mines that produce less than 90,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 MT and 900,000 MT. These activities may lead to increased competition for coal and result in higher prices for the raw coal we purchase, increase our need for capital resources and reduce our gross profit margins if we are not able to increase the selling price of our products sufficiently to offset our increased costs.

In addition, while the Chinese steel industry has been expanding, over-supply could have the effect of decreasing steel prices, reducing our net revenue and making the collection of our accounts receivable more difficult.

Our cash balance was $24,381,000 as of March 31, 2009.  We believe that our cash will be adequate to satisfy our anticipated cash requirements for fiscal 2009, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for our long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it.  Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

Recently, the global economic, capital and credit market conditions have deteriorated significantly and have adversely affected access to capital and increased the cost of capital We currently do not rely on short-term borrowing to fund our operations and, as a result, we do not believe that existing global capital and credit market conditions will have a significant impact on our near-term liquidity. We are closely monitoring our liquidity as well as the condition of these markets. If these conditions continue or become worse, our future cost of debt and equity capital and our future access to capital markets could be adversely affected. We cannot guarantee that we will be able to obtain any additional financing in the future or extend any existing financing arrangements on favorable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, securities market risk, commodity price risk, and other relevant market rate or price risks. We do not have any significant risks related to equity investments, securities markets or derivative financial instruments as we do not have equity investments in privately held companies other than our subsidiaries, securities markets or derivative financial instruments. Nor do we have any significant interest rate risk, as we do not have bank loans, and its promissory notes and loans to related parties have fixed interest rates. We are exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency.  Approximately 100% of our revenues and 99% of our costs and expenses for the three months ended March 31, 2009 are denominated in RMB, with the balance denominated in U.S. dollars.  Approximately 99.8% of our assets were denominated in RMB as of March 31, 2009.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period.  Any resulting exchange differences are recorded in accumulated other comprehensive income or loss.  We have not reduced our exposure to exchange rate fluctuations by using hedging transactions.  While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Risk Factors.” During the first fiscal quarter of 2009, the foreign currency translation adjustment to our comprehensive income was $0.166 million loss, primarily as a result of the RMB depreciating against the U.S. dollar in the period.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would increase (decrease) our net income by approximately $0.02 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2009. As of March 31, 2009, our accumulated other comprehensive income was $7.331 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal increased steadily from approximately RMB377 per ton in 2007 to approximately RMB 483 per ton in the first quarter of 2009. Top quality raw coking coal is critical for us to maintain our operating efficiencies and to deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $2.3 million for the first quarter of 2009. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At March 31, 2009, we had a credit risk exposure of cash at bank of approximately $24,381,000. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not reasonably expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We believe that our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

In connection with the preparation of this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009, an evaluation was performed by our management, with the participation of CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Our management concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because of certain material weaknesses or other deficiencies in our internal control over financial reporting, including (i) lack of documentation for review and authorization procedures in purchase, sales and payroll transaction cycles, (ii) lack of an internal control audit function throughout our company and  an inadequate culture regarding control consciousness, (iii) insufficient or lack of written policies and procedures relating to the periodic review of current policies and procedures and their implementation, (iv) the lack of adequate training of employees, especially those newly hired, regarding our accounting policies and our antifraud programs, and (v) no periodic review of the company’s insurance policies.  Each of the control deficiencies described in items (i) to (iv) above could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies in items (i) through (iv) above constitutes a material weakness.  However, giving full consideration to these material weaknesses, we performed adequate analyses and procedures, including among others, transaction reviews, account reconciliations and physical inventories in order to provide assurance that our unaudited consolidated financial statements included in this quarterly report were prepared in accordance with generally accepted accounting principles (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.  As a result of these procedures, we concluded that the unaudited consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Our management has identified and commenced the process of implementing the following procedures to remediate these material weaknesses, with the oversight of our audit committee: (i) setting appropriate written policies and procedures, establishing clear roles, responsibilities, and accountability in all positions, and training staff in different positions based on the nature of our production and operating environment, (ii) re-designing control procedures with standard documentation for review and authorization in the purchase, sales and  payroll transactions cycles, and (iii) establishing internal audit functions, and implementing internal control supervision processes into transactions cycles.  The Company is also taking action to improve period-end closing procedures by (i) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by the Chief Financial Officer, (ii) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, (iii) developing better monitoring controls at both the corporate accounting and factory operation level, (iv) documenting and implementing antifraud programs and controls as well as comprehensive risk assessment of procedures, programs and controls, and (v) developing written policies and procedures  In addition, we are also addressing these issues by reviewing and revising our internal accounting policies and procedures, seeking advice from professionals to improve our internal controls, using a professional institute to conduct our  physical inventory count and using outside accounting advisors.

We believe that the foregoing actions, when implemented, will improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, there is no certainty that all of the material weaknesses described above will be eliminated in the near future. If any of the above material weakness is not cured by that time, we will have to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective. Furthermore, certain of these remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We intend to establish our internal control audit function , accounting policies and controls and financing reporting compliance capabilities by hiring more senior staff who understand internal control designing and implementation and enhancing training in such matters.

(b)	Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, except for the actions we are taking to remedy the material weaknesses as discussed above,  there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.  Please refer also to our Annual Report on Form 10-K for fiscal year 2008 for additional information concerning these and other uncertainties that could negatively impact us.  The risks described in below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There was no risk factor that has been revised or updated since the filing of our annual report on Form 10-K for the year ended December 31, 2008

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

Date: May 14, 2009