Form 10-Q
period 2009-06-30
Puda Coal, Inc.
filed 2009-08-17
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to _________

Commission file number 333-85306

PUDA COAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1129912
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

426 Xuefu Street, Taiyuan, Shanxi Province, The People’s Republic of China 030006
(Address of principal executive offices) (Zip Code)

011 86 351 228 1302
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                                                           Accelerated filer  ☐
Non-accelerated filer  ☒ (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, August 10, 2009, 15,361,401 shares of common stock.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	5—6

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	7

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	8

Notes to Unaudited Consolidated Financial Statements	9—31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32—37

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37—38

Item 4T. Controls and Procedures	38—39

PART II. OTHER INFORMATION

Item 1A. Risk Factors	40

Item 6. Exhibits	40

Signatures	41

Certifications

PUDA COAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

PUDA COAL, INC.
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	5-6

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	7

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	8

Notes to Unaudited Consolidated Financial Statements	9-31

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(In thousands of United States dollars)

	Note(s)	June 30, 2009	December 31, 2008
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	21	$16,852	$39,108
Accounts receivable, net	3	28,212	14,645
Other receivables		-	7
Advances to suppliers
- Related parties	4	849	879
- Third parties		3,094	5,635
Prepayment	5	8,785	-
Inventories	6	26,875	21,589

Total current assets		84,667	81,863

PROPERTY, PLANT AND EQUIPMENT, NET	7	12,531	13,370

INTANGIBLE ASSETS, NET	8	3,355	3,399

TOTAL ASSETS		$100,553	$98,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4,9	$1,300	$1,300
Accounts payable		5,644	4,272
Other payables
- Related parties	4	1,030	1,030
- Third parties		2,397	2,714
Accrued expenses		1,787	1,991
Income taxes payable		705	1,319
VAT payable		212	1,726
Distribution payable
- Related party	4	117	117

Total current liabilities		13,192	14,469

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 9	7,150	7,800
Derivative warrants	10, 22	4,199	4,086

Total long-term liabilities		11,349	11,886

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
June 30, 2009 and December 31, 2008
(In thousands of United States dollars)

	Note(s)	June 30,2009	December 31, 2008
		(Unaudited)

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 15,361,401 (2008: 15,333,680)	12	15	15
Paid-in capital	12	31,733	31,647
Statutory surplus reserve fund		1,366	1,366
Retained earnings		35,597	31,752
Accumulated other comprehensive income		7,301	7,497

Total stockholders’ equity		76,012	72,277

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$100,553	$98,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2009 and 2008
(In thousands of United States dollars, except per share data)

	Note(s)	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

NET REVENUE		$47,990	$53,188	97,711	$103,786

COST OF REVENUE		44,388	46,491	90,238	89,636

GROSS PROFIT		3,602	6,697	7,473	14,150

OPERATING EXPENSES
Selling expenses		533	858	1,110	1,612
General and administrative expenses		404	626	745	1,103

TOTAL OPERATING EXPENSES		937	1,484	1,855	2,715

INCOME FROM OPERATIONS		2,665	5,213	5,618	11,435

INTEREST INCOME		23	26	56	53

INTEREST EXPENSE	13	(132)	(196)	(269)	(397)

DEBT FINANCING COSTS	14	-	(109)	-	(622)

DERIVATIVE UNREALIZED FAIR VALUE (LOSS)/GAIN	15	(121)	(144)	(113)	220

OTHER EXPENSE	16	-	(719)	-	(719)

INCOME BEFORE INCOME TAXES		2,435	4,071	5,292	9,970

INCOME TAXES	17	(706)	(1,208)	(1,447)	(2,812)

NET INCOME		1,729	2,863	3,845	7,158

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(30)	1,285	(196)	3,460

COMPREHENSIVE INCOME		$1,699	$4,148	$3,649	$10,618

EARNINGS PER SHARE - BASIC		$0.11	$0.19	$0.25	$0.48
- DILUTED		$0.11	$0.19	$0.25	$0.48

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	18	15,353,176	15,036,026	15,343,482	15,036,026
- DILUTED	18	15,370,319	15,649,437	15,360,625	15,649,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(In thousands of United States dollars)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,845	$7,158
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	44	42
Depreciation	839	813
Allowance for doubtful debts	41	1
Amortization of discount on convertible notes and warrants	-	243
Derivative unrealized fair value loss/(gain)	113	(220)
Stock compensation	33	26
Issue of common stock/warrants to directors	86	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,620)	(280)
Decrease in other receivables	7	8
Decrease/(increase) in advances to suppliers	2,563	(11,030)
(Increase)/decrease in inventories	(5,309)	12,733
Increase in accounts payable	1,377	1,044
(Decrease)/increase in accrued expenses	(235)	144
Decrease in other payables	(313)	(75)
Decrease in income tax payable	(612)	(1,110)
(Decrease)/increase in VAT payable	(1,511)	326
Increase in penalty payable	-	379

Net cash (used in)/provided by operating activities	(12,652)	10,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for equity purchase of coal mine	(8,781)	-

Net cash used in investing activities	(8,781)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(650)	(650)

Net cash used in financing activities	(650)	(650)

Effect of exchange rate changes on cash	(173)	1,265

Net (decease)/increase in cash and cash equivalents	(22,256)	10,817
Cash and cash equivalents at beginning of period	39,108	16,381

Cash and cash equivalents at end of period	$16,852	$27,198

Supplementary cash flow information
Cash paid during the period for:
Interest	$269	$397
Income taxes	$2,058	$3,929

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(the “Company" or “Puda”) is a corporation organized under Florida Law and headquartered in Shanxi Province, China.  The Company was incorporated on August 9, 2001.

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of the Company.  In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 10 to 1 reverse stock split of Puda’s outstanding common stock (the “10-to-1 Reverse Split”).   On August 2, 2005, the authorized number of shares of common stock of the Company was increased from 100,000,000 shares to 150,000,000 shares.  On September 8, 2005, Puda completed the 10–to-1 Reverse Split.

Effective on July 30, 2009 (the “Effective Date”), the Company completed a reincorporation from a Florida corporation to a Delaware corporation.  Each issued and outstanding share of common stock, par value $0.001 per share, of the Florida-incorporated Company was automatically converted into 0.142857 issued and outstanding share of common stock, par value $0.001 per share, of the Delaware-incorporated Company (the “7-to-1 Share Conversion”).  No fractional shares were or will be issued in connection with the conversion; instead, the Company rounded up the fractional share to the nearest whole number. Any common shares exercised from the warrants or stock options which were issued before the Effective Date were also subject to the conversion ratio of 7 to 1. The total number of authorized shares of common stock and preferred stock did not change as a result of the conversion.  Although the 7-to-1 Share Conversion occurred on July 30, 2009, it was retroactively reflected in the consolidated financial statements as if the 7-to-1 Share Conversion was effective from January 1, 2008.

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI did not have any operating activities from August 19, 2004 (inception) to June 30, 2009.

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”).  Putai was incorporated on November 5, 2004 and has a registered capital of $20,000.  Putai owns 90% of  Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

Shanxi Coal was established on June 7, 1995.  Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China.  Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up.  The owners of Shanxi Coal were Putai (90%), Mr. Ming Zhao (8%) and Mr. Yao Zhao (2%).   Ming Zhao is the chairman and was the president and chief executive officer of Puda until his resignation on June 25, 2008.  Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Ming Zhao and Yao Zhao are brothers.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

As of June 30, 2009, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

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

After the above reorganization and as of June 30, 2009, the organizational structure of the Group is as follows:

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. Intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.  The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as reported in Form 10-K.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2009 and December 31, 2008, the Group did not have any cash equivalents.

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

(i) Derivative Financial Instruments

Derivative financial instruments are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended.  Under SFAS No. 133, all derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair value.  Changes in the fair value of derivative instruments are recorded in current earnings.

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

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of June 30, 2009 and December 31, 2008.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(l) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

 (q) Subsequent Events

 In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. SFAS No. 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through August 10, 2009, the date the consolidated financial statements were issued.

3. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:

	June 30, 2009	December 31, 2008
	$’000	$’000

Balance, beginning of period	$70	$48
Additions	40	22

Balance, end of period	$110	$70

The Group did not write off any bad debts in the three and six months ended June 30, 2009 and 2008.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions

As of June 30, 2009 and December 31, 2008, the Group had the following amounts due from/to related parties:-

	June 30, 2009	December 31, 2008
	$’000	$’000
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$849	$879
Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$795	$796

Other payable to Yao Zhao, manager and shareholder of Puda	235	234

	$1,030	$1,030
Distribution payable to Ming Zhao and Yao Zhao	$117	$117

Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	7,150	7,800

	$8,450	$9,100

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $795,000 includes professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company of $901,000, netted against other receivables of $106,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the three months ended June 30, 2009 and 2008, rental expenses paid to Resources Group were $40,000 and $nil, respectively.  In the six months ended June 30, 2009 and 2008, rental expenses paid to Resources Group were $79,000 and $nil, respectively (see Note 11).

In the three months ended June 30, 2009 and 2008, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $3,514,000 and $3,257,000, respectively.   In the six months ended June 30, 2009 and 2008, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $7,083,000 and $6,474,000, respectively.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly.  In the three months ended June 30, 2009 and 2008, Shanxi Coal paid principal of $325,000 (2008: $325,000) and interest of $132,000 (2008: $151,000) to Resources Group.  In the six months ended June 30, 2009 and 2008, Shanxi Coal paid principal of $650,000 (2008: $650,000) and interest of $269,000 (2008: $307,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group.  If Shanxi Coal fails to pay the principal or interest of the purchase price of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 7, 8 and 9).

5.  Prepayment

On May 14, 2009, Shanxi Coal entered into an agreement of shares transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million (approximately $14.6 million).  As of June 30, 2009, Shanxi Coal has prepaid 60% of the purchase price of approximately $8,785,000 and the remaining 40% will be due at the time of closing.  We anticipate that the closing will occur approximately 90 days after execution of the agreement when the alteration and governmental registration of the share transfer is completed (see Note 11).

6. Inventories

As of June 30, 2009 and December 31, 2008, inventories consist of the following:

	June 30, 2009	December 31, 2008
	$’000	$’000

Raw materials	$11,842	$7,816
Finished goods	15,033	13,773

Total	$26,875	$21,589

There was no allowance for losses on inventories as of June 30, 2009 and December 31, 2008.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net

As of June 30, 2009 and December 31, 2008, property, plant and equipment consist of following:

	June 30, 2009	December 31, 2008
	$’000	$’000
Cost:

Buildings and facilities	$3,344	$3,344
Machinery equipment	13,611	13,611
Motor vehicles	104	104
Office equipment and others	32	32

	17,091	17,091

Accumulated depreciation:

Buildings and facilities	515	427
Machinery equipment	4,022	3,278
Motor vehicles	18	13
Office equipment and others	5	3

	4,560	3,721
Carrying value:

Buildings and facilities	2,829	2,917
Machinery equipment	9,589	10,333
Motor vehicles	86	91
Office equipment and others	27	29

	$12,531	$13,370

Shanxi Coal pledged the Liulin and Zhongyang coal washing plant and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal.   If Shanxi Coal fails to pay the principal and interest of the purchase prices of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as the collateral, are revertible to Resources Group (see Notes 4 and 9).

Depreciation expense for the three months ended June 30, 2009 and 2008 was approximately $420,000 and $412,000, respectively.  Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $839,000 and $813,000, respectively.  In the three months ended June 30, 2009 and 2008, the amount included in cost of sales and general and administrative expenses was approximately $412,000 (2008: $404,000) and $8,000 (2008: $8,000), respectively. In the six months ended June 30, 2009 and 2008, the amount included in cost of sales and general and administrative expenses was approximately $823,000 (2008: $798,000) and $16,000 (2008: $15,000), respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets

	Land-use rights
	June 30, 2009	December 31, 2008
	$’000	$’000

Cost	$3,634	$3,634

Accumulated amortization	279	235

Carrying value	$3,355	$3,399

Land-use rights of $2,242,000 in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to August 4, 2055.  Land-use rights of $1,392,000 in Zhongyang County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055.  Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 4 and 9).

Amortization expense for the three months ended June 30, 2009 and 2008 was approximately $23,000 and $21,000, respectively.  Amortization expense for the six months ended June 30, 2009 and 2008 was approximately $44,000 and $42,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2009 (remaining six months), 2010, 2011, 2012 and 2013 amounts to approximately $46,000, $92,000, $92,000, $92,000 and $92,000, respectively.

9. Long-term Debt

	June 30, 2009	December 31, 2008
	$’000	$’000

Conveyance loan	$8,455	$9,100
Less: current portion	(1,300)	(1,300)
Long-term portion	$7,150	$7,800

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the three months ended June 30, 2009 and 2008, Shanxi Coal paid principal of $325,000 (2008: $325,000) and interest of $132,000 (2008: $151,000) to Resources Group.  In the six months ended June 30, 2009 and 2008, Shanxi Coal paid principal of $650,000 (2008: $650,000) and interest of $269,000 (2008: $307,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 4, 7 and 8).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (continued)

The future principal payments under the conveyance loan as of June 30, 2009 are as follows:

June 30, 2009
Year	$’000

2009 (remaining six months)	$650
2010	1,300
2011	1,300
2012	1,300
2013	1,300
Thereafter	2,605
$8,455

10.  Derivative Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes are convertible into common stock at $.50 per share over the term of the debt.  As of June 30, 2009, $10,260,000 was converted into 2,931,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, $2,115,000 was redeemed upon maturity, and the remaining $125,000 will be paid off upon the receipt of the original notes from the investors.  The balance of $125,000 is included in other payables in the consolidated balance sheet as of June 30, 2009.   The related warrants to purchase 3,571,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, exercisable at $.60 per share ($4.2 per share after adjusting for the 7-to-1 Share Conversion), have a term of five years from the date of issuance.  As of June 30, 2009, 9,100,000 warrants were exercised into 1,300,000 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

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

PUDA COAL, INC.
NOTES TO UNAUDIATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

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

The warrants are classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010, and the amount amortized in the six months ended June 30, 2009 and 2008 was $nil and $33,000, respectively.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.

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

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 357,143 shares (after adjusting for the 7-to-1 Share Conversion)of common stock of the Company at an exercise price of $0.6 per share ($4.2 per share after adjusting for the 7-to-1 Share Conversion).  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price not in cash, but by reducing the number of common share issued to them.  As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  As of June 30, 2009, 1,742,040 placement agent warrants were exercised in a cashless method and resulted in the issuance of 184,723 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

PUDA COAL, INC.
NOTES TO UNAUDIATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(c) The derivative warrants as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	$000	$000

Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	(394)
Add: change in fair value in 2009	113	-
	$4,199	$4,086

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities,” which requires additional disclosures regarding the derivative instruments held at June 30, 2009, classified by whether the instrument affects the balance sheet or income statement and the primary risk exposure the entity intends to manage with the derivative instrument.  The following table shows (i) fair values of derivative instruments in a statement of financial position as of June 30, 2009, and (ii) the effect of derivative instruments on the statement of financial performance for the six months ended June 30, 2009:

PUDA COAL, INC.
NOTES TO UNAUDIATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(i) Fair values of derivative instruments
	Liability derivatives
	June 30, 2009
	Balance sheet location	Fair Value
		$000
Derivatives not designated as hedging instruments under SFAS No. 133

Derivative warrants	Long-term liabilities	$4,199

Total derivatives		$4,199

(ii) Effect of derivative instruments on the statement of financial performance

  Derivatives not designated as hedging instruments under  SFAS No. 133

	Six months ended June 30, 2009
	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives
		$000
Derivative warrants	Derivative unrealized fair value loss	$(113)
Total		$(113)

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

As of June 30, 2009, the Group leased office premises under the operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of June 30, 2009 are as follows:-

June 30, 2009
Year	$’000

2009 (remaining six months)	$80
2010	160
2011	160
2012	160
2013	160
$720

The above future lease payments represent amounts payable to Resources Group (see Note 4).

On May 14, 2009, Shanxi Coal entered into an agreement of share transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million  (approximately $14.6 million).  In addition, under the agreement, the individual owning the other 82% of Jianhe Coal, guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.   Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal  and such dividends will be no less than 80% of the annual net profits of Jianhe Coal.   The transaction is expected to close approximately 90 days after execution of the agreement, subject to satisfaction of certain customary closing conditions including governmental registration of the share transfer.  As of June 30, 2009 Shanxi Coal prepaid 60% of the purchase price of approximately $8,785,000 and the remaining 40% (approximately $5,815,000) will be paid at the time of closing; provided, however, if the closing does not occur, the purchase price paid and any transferred shares will be returned by the parties (see Note 5).

As of June 30, 2009, the Group did not have any contingent liabilities.

12. Common Stock and Paid-in Capital

	Common Stock		Paid-in Capital
	No. of shares	$000	$000

Balance, January 1, 2009 (after adjusting for the 7-to-1 Share Conversion)	15,333,680	$15	$31,647
Issue of directors shares (after adjusting for the 7-to-1 Share Conversion)	27,721	-	65
Issue of director warrants	-	-	21

Balance, June 30, 2009	15,361,401	$15	$31,733

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Interest Expense

Interest expense for the three months ended June 30, 2009 includes a $132,000 (2008: $151,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $nil (2008: $45,000) interest payment for the 8% convertible notes.  Interest expense for the six months ended June 30, 2009 includes a $269,000 (2008: $307,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $nil (2008: $90,000) interest payment for the 8% convertible notes.

14. Debt Financing Costs

Debt financing costs for the three months ended June 30, 2008 include amortization of discount on convertible notes and warrants of $109,000.   Debt financing costs for the six months ended June 30, 2008 include amortization of discount on convertible notes and warrants of $243,000 and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000.

15. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value loss of $121,000 in the three months ended June 30, 2009 (2008: $144,000) and derivative unrealized fair value loss of $113,000 in the six months ended June 30, 2009 (2008: derivative unrealized fair value gain of $220,000) represented the change in fair value of the derivative warrants (see Note 10).

16. Other Expense

Other expense of $719,000 in the three and six months ended June 30, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC.

17. Income Taxes

No provision for taxation has been made for Puda, BVI and Putai for the three and six months ended June 30, 2009 and 2008, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25% for the three and six months ended June 30, 2009 and 2008.

Details of income taxes in the statements of operations are as follows:-

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	$’000	$’000	$’000	$’000

Current period provision	$706	$1,208	$1,447	$2,812

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (continued)

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	$’000	$’000	$’000	$’000

Income before income taxes	$2,435	$4,071	$5,292	$9,970

Income tax on pretax income at statutory rate	828	1,384	1,799	3,390
Tax effect of expenses that are not deductible in determining taxable profits	57	137	74	233
Effect of different tax rates of subsidiary operating in other jurisdictions	(250)	(419)	(512)	(981)
Valuation allowance	71	106	86	170

Income tax at effective rate	$706	$1,208	$1,447	$2,812

As at June 30, 2009 and December 31, 2008, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $6,163,000 and $5,871,000, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2009 and December 31, 2008.   The net operating loss carryforwards expires in years 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028 and 2029 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000 and $1,225,000 and $292,000, respectively.

At June 30, 2009 and December 31, 2008, deferred tax assets consist of:

	June 30, 2009	December 31, 2008
	$’000	$’000

Net operating loss carryforwards	$2,095	$1,996
Less: Valuation allowance	(2,095)	(1,996)

Net	$-	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Basic and Diluted Weighted Average Number of Shares

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Basic weighted average number of shares (after adjusting for the 7-to-1 Share Conversion)	15,353,176	15,036,026	15,343,482	15,036,026
Issuance of directors/employees shares (after adjusting for the 7-to-1 Share Conversion)	17,143	-	17,143	-
Issuance of penalty shares (after adjusting for the 7-to-1 Share Conversion)	-	613,411	-	613,411

Diluted weighted average number of shares	15,370,319	15,649,437	15,360,625	15,649,437

The 7-to-1 Share Conversion at July 30, 2009 was retroactively reflected in the calculation of weighted average number of shares as if the reverse split was effective from January 1, 2008 (see Note 1). The exercise of the warrants was not assumed for the three and six months ended June 30, 2009 as they were out-of-the-money, but this item could potentially dilute earnings per share in the future.

19. Equity incentive plan

 On December 29, 2008, the shareholders of the Company approved a Puda Coal, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). Any employee or director of the Company is eligible to participate in the 2008 Plan and may be granted stock awards and/or options (collectively, “Awards”) by the administrator of the 2008 Plan, which is the Board of Directors, the Compensation Committee or their delegates. The 2008 Plan became effective upon its approval by the shareholders of the Company and will continue in effect for a term of ten years unless terminated by the administrator of the 2008 Plan earlier. The aggregate number of shares of common stock that may be issued pursuant to the Awards under the 2008 Plan is 714,286 shares (after adjusting for the 7-to-1 Share Conversion). The aggregate number of shares subject to the Awards under the 2008 Plan during any calendar year to any one awardee will not exceed 7,143 shares (after adjusting for the 7-to-1 Share Conversion). The fair market value of the common stock should be determined by the administrator of the 2008 Plan in good faith using a reasonable valuation method in a reasonable manner in accordance with Section 409A of the Internal Revenue Code of 1986, as amended. Whenever possible, the determination of fair market value should be based upon the average of the highest and lowest quoted sales prices for such common stock as of such date as reported in sources as determined by the administrator.

20. Stock Compensation

On June 29, 2007, Puda entered into a contract with a director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 1,429 (after adjusting for the 7-to-1 Share Conversion) shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $2.50 per share. On December 29, 2008, Puda entered into an amendment to the director’s contract dated June 29, 2007. Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual stock compensation will be $25,000 worth of shares of common stock (8,504 shares, after adjusting for the 7-to-1 Share Conversion), calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Stock Compensation (continued)

On August 3, 2007, Puda entered into a contract with another director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 1,786 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company. On December 29, 2008, Puda entered into an amendment to the director’s contract dated August 3, 2007. Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $40,000 cash plus stock compensation of $25,000 worth of shares of common stock of the Company (8,504 shares, after adjusting for the 7-to-1 Share Conversion), calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.

On October 9, 2007, Puda entered into a contract with another director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on October 9, 2007, he will receive an annual fee of $40,000 in cash and 1,861 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company.  On December 29, 2008, the Company entered into an amendment to the director’s contract dated October 9, 2007. Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $25,000 cash plus stock compensation of $15,000 worth of shares of common stock (10,715 shares, after adjusting for the 7-to-1 Share Conversion), calculated based on the closing sale price of the Company’s common stock on the grant date of October 9, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.

On August 11, 2008 and December 11, 2008, the Company granted an officer 2,858 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively. The shares granted vested in full on their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.

On August 11, 2008 and December 11, 2008, the Company granted Ming Zhou 2,858 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively. The shares granted will vest on the dates that are the one-year anniversary of their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.

The stock compensation expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	$’000	$’000	$’000	$’000

Stock compensation	$8	$14	$33	$26

21. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At June 30, 2009 and December 31, 2008, the Group has a credit risk exposure of uninsured cash in banks of approximately $16,852,000 and $39,108,000, respectively. The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2009
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000

Derivative warrants	$4,199	-	$4,199	-

Total	$4,199	$-	$4,199	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at June 30, 2009 and December 31, 2008 and the statements of operations and cash flows for the six months ended June 30, 2009 and 2008.

Balance Sheets-Parent Company Only
(In thousands of United States dollars)

	Note(s)	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$63	$196

Total current assets		63	196

INVESTMENTS IN SUBSIDIARIES		70,608	66,366

TOTAL ASSETS		$70,671	$66,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable		125	257
Accrued expenses		76	232

Total current liabilities		201	489

LONG-TERM LIABILITIES
Derivative warrants	10	4,199	4,086

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 15,361,401 shares (2008: 15,333,680)		15	15
Paid-in capital		93,463	88,782
Accumulated deficit		(27,207)	(26,810)

Total stockholders’ equity		66,271	61,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$70,671	$66,562

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant (continued)

Statements of Operations-Parent Company Only
(In thousands of United States dollars)

	Note(s)	Six months ended June 30,
		2009	2008

Revenue:

Share of earnings from investment in subsidiaries		$4,242	$8,086

Total revenue		4,242	8,086

General and administrative expenses		(284)	(436)

Income from operations		3,958	7,650

Interest expense	13	-	(90)

Debt financing costs	14	-	(622)

Derivative unrealized fair value gain	10(c), 15	(113)	220

Net income		$3,845	$7,158

No cash dividends were received from the subsidiaries for the three and six months ended June 30, 2009 and 2008.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant (continued)

Statements of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,845	$7,158
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(4,242)	(8,086)
Amortization of discount on convertible notes and warrants	-	243
Derivative unrealized fair value loss/(gain)	113	(220)
Stock compensation	33	26
Issue of common stock/warrants to directors	86	-
Changes in operating assets and liabilities:
Advance from subsidiary	353	130
(Decrease)/increase in other payable	(132)	365
Decrease in accrued expenses	(189)	(73)
Increase in penalty payable	-	379

Net cash used in operating activities	(133)	(78)

Net decrease in cash and cash equivalents	(133)	(78)
Cash and cash equivalents at beginning of period	196	54

Cash and cash equivalents/(bank overdrafts) at end of period	$63	$(24)

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Revenue. Net revenue was $47,990,000 for the three months ended June 30, 2009, compared to $53,188,000 for the three months ended June 30, 2008, a decrease of $5,198,000, or 10%. The tonnage sales of cleaned coal decreased approximately 152,000 MT, or 26%, from approximately 592,000 MT for the three months ended June 30, 2008 to approximately 440,000 MT for the three months ended June 30, 2009. The decrease in tonnage sales was partially offset by an increase in selling price. The selling price of cleaned coal increased approximately $17, or 18%, from approximately $92 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended June 30, 2008 to approximately $109 per ton for the three months ended June 30, 2009. The decrease in tonnage sales was primarily due to decreased orders from customers as a result of the general economic downturn.

Cost of Revenue. Cost of revenue was $44,388,000 for the three months ended June 30, 2009, compared to $46,491,000 for the three months ended June 30, 2008, a decrease of $2,103,000, or 5%. This decrease was primarily due to the decrease in tonnage sales of cleaned coal, which was partially offset by an increase in average purchase price of raw coal and an increase in manufacturing overhead. The average price of raw coal increased $12, or 20%, from approximately $59 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended June 30, 2008 to approximately $71 per ton for the three months ended June 30, 2009.  The average unit cost of manufacturing overhead was $1.88 in the three months ended June 30, 2008, compared to $3.01 in the three months ended June 30, 2009.

Gross Profit. Gross profit was $3,602,000 for the three months ended June 30, 2009, compared to $6,697,000 for the three months ended June 30, 2008, a decrease of $3,095,000, or 46%. Gross profit margins for the three months ended June 30, 2009 and 2008 were 8% and 13%, respectively. The decrease in the gross profit margins in 2009 was primarily due to the increase in labor cost and manufacturing overhead due to the increase in cost of power, water and materials, across the three months ended June 30, 2009.

Selling Expenses. Selling expenses were $533,000 for the three months ended June 30, 2009, compared to $858,000 for the three months ended June 30, 2008. This represents a decrease of $325,000, or 38%, primarily due to the decrease in tonnage sales of cleaned coal in the three months ended June 30, 2009.

General and Administrative Expenses. General and administrative expenses were $404,000 for the three months ended June 30, 2009, compared to $626,000 for the three months ended June 30, 2008. This represents a decrease of $222,000, or 35%, as a result of a decrease in professional and employee related expenses in the three months ended June 30, 2009.

Income from Operations. Income from operations was $2,665,000 for the three months ended June 30, 2009, compared to $5,213,000 for the three months ended June 30, 2008. The decrease of $2,548,000, or 49%, was primarily the result of a decrease in gross profit of $3,095,000, which was offset by a decrease in operating expenses of $547,000.

Interest Expense. Interest expense was $132,000 for the three months ended June 30, 2009, compared to $196,000 for the three months ended June 30, 2008. This represents a decrease of $64,000, or 33%, and such decrease was primarily due to a decrease in interest payments for the 8% convertible notes which matured on October 31, 2008.

Debt Financing Costs. Debt financing costs of 109,000 for the three months ended June 30, 2008 include amortization of discount on convertible notes and warrants of $109,000. There were no such costs for the three months ended June 30, 2009.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $121,000 and $144,000 for the three months ended June 30, 2009 and 2008, respectively, represented a change in fair value of the derivative warrants.

Other Expense. Other expense of $719,000 in the three months ended June 30, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC. There was no such expense for the three months ended June 30, 2009.

Income Before Income Taxes. Income before income taxes was $2,435,000 for the three months ended June 30, 2009, compared to $4,071,000 for the three months ended June 30, 2008. The decrease of $1,636,000, or 40%, was primarily the result of a decrease in operating profit of $2,548,000 which was partially offset by a decrease in other expense of $719,000, a decrease in debt financing costs of $109,000, a decrease in interest expense of $64,000 and a decrease in derivative unrealized fair value loss of $23,000 in the three months ended June 30, 2009.

Income Taxes. Income taxes were $706,000 for the three months ended June 30, 2009, compared to $1,208,000 for the three months ended June 30, 2008, a decrease of $502,000, or 42%. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules. The decrease was primarily the result of a decrease in income of Shanxi Coal from $4,650,000 in the three months ended June 30, 2008 to $2,774,000 in the three months ended June 30, 2009.

Net Income. Net income was $1,729,000 for the three months ended June 30, 2009, compared to $2,863,000 for the three months ended June 30, 2008, a decrease of $1,134,000, or 40%, mainly due to a decrease in operating profit of $2,548,000 which was offset by a decrease in other expense of $719,000, a decrease in income taxes of $502,000, a decrease in debt financing costs of $109,000, a decrease in interest expense of $64,000 and a decrease in derivative unrealized fair value loss of $23,000 in the three months ended June 30, 2009.

Inflation had no significant impact on the Company’s results of operations for the three months ended June 30, 2009 and 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Revenue. Net revenue was $97,711,000 for the six months ended June 30, 2009, compared to $103,786,000 for the six months ended June 30, 2008, a decrease of $6,075,000, or 6%. The tonnage sales of cleaned coal decreased approximately 273,000 MT, or 23%, from approximately 1,168,000 MT for the six months ended June 30, 2008 to approximately 895,000 MT for the six months ended June 30, 2009. The decrease in tonnage sales was partially offset by an increase in selling price. The selling price of cleaned coal increased approximately $17, or 18%, from approximately $92 (after adjusting for RMB appreciation against USD over this period) per ton for the six months ended June 30, 2008 to approximately $109 per ton for the six months ended June 30, 2009. The decrease in tonnage sales was primarily due to decreased orders from customers as a result of the general economic downturn.

Cost of Revenue. Cost of revenue was $90,238,000 for the six months ended June 30, 2009, compared to $89,636,000 for the six months ended June 30, 2008, an increase of $602,000, or 1%. This increase was primarily due to an increase in purchase price of raw coal and an increase in manufacturing overhead, which was offset by the decrease in tonnage sales of cleaned coal. The average price of raw coal increased $13, or 22%, from approximately $58 (after adjusting for RMB appreciation against USD over this period) per ton for the six months ended June 30, 2008 to approximately $71 per ton for the six months ended June 30, 2009.  The average unit cost of manufacturing overhead was $1.81 in the six months ended June 30, 2008 as compared to $2.96 in the six months ended June 30, 2009.

Gross Profit. Gross profit was $7,473,000 for the six months ended June 30, 2009, compared to $14,150,000 for the six months ended June 30, 2008, a decrease of $6,677,000, or 47%. Gross profit margins for the six months ended June 30, 2009 and 2008 were 8% and 14%, respectively. The decrease in the gross profit margin in 2009 was primarily due to the increase in labor cost and manufacturing overhead due to increased maintenance costs in the first quarter of 2009 as well as increased power, water and material costs, across the six months ended June 30, 2009.

Selling Expenses. Selling expenses were $1,110,000 for the six months ended June 30, 2009, compared to $1,612,000 for the six months ended June 30, 2008. This represents a decrease of $502,000, or 31%, primarily due to the decrease in tonnage sales of cleaned coal in the six months ended June 30, 2009.

General and Administrative Expenses. General and administrative expenses were $745,000 for the six months ended June 30, 2009, compared to $1,103,000 for the six months ended June 30, 2008. This represents a decrease of $358,000, or 32%, as a result of a decrease in professional and employee related expenses in the six months ended June 30, 2009.

Income from Operations. Income from operations was $5,618,000 for the six months ended June 30, 2009, compared to $11,435,000 for the six months ended June 30, 2008. The decrease of $5,817,000, or 51%, was primarily the result of a decrease in gross profit of $6,677,000, which was partially offset by a decrease in operating expenses of $860,000.

Interest Expense. Interest expense was $269,000 for the six months ended June 30, 2009, compared to $397,000 for the six months ended June 30, 2008. This represents a decrease of $128,000, or 32%, and such decrease was primarily due to a decrease in interest payments for the 8% convertible notes which matured on October 31, 2008.

Debt Financing Costs. Debt financing costs of 622,000 for the six months ended June 30, 2008 include amortization of discount on convertible notes and warrants of $243,000 and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000. There were no such costs for the six months ended June 30, 2009.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $113,000 for the six months ended June 30, 2009 and derivative unrealized fair value gain of $220,000 for the six months ended June 30, 2008, respectively, represented a change in fair value of the derivative warrants.

Other Expense. Other expense of $719,000 in the six months ended June 30, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC. There was no such expense for the six months ended June 30, 2009.

Income Before Income Taxes. Income before income taxes was $5,292,000 for the six months ended June 30, 2009, compared to $9,970,000 for the six months ended June 30, 2008. The decrease of $4,678,000, or 47%, was primarily the result of a decrease in operating profit of $5,817,000 and an increase in derivative unrealized fair value loss of $333,000, which were offset by a decrease in other expense of $719,000, a decrease in debt financing costs of $622,000, and a decrease in interest expense of $128,000 in the six months ended June 30, 2009.

Income Taxes. Income taxes were $1,447,000 for the six months ended June 30, 2009, compared to $2,812,000 for the six months ended June 30, 2008, a decrease of $1,365,000, or 49%. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules. The decrease was primarily the result of a decrease in income of Shanxi Coal from $10,897,000 in the six months ended June 30, 2008 to $5,689,000 in the six months ended June 30, 2009.

Net Income. Net income was $3,845,000 for the six months ended June 30, 2009, compared to $7,158,000 for the six months ended June 30, 2008, a decrease of $3,313,000, or 46%, mainly due to a decrease in operating profit of $5,817,000 and an increase in derivative unrealized fair value loss of $333,000, which were partially offset by a decrease in income taxes of $1,365,000, a decrease in other expense of $719,000, a decrease in debt financing costs of $622,000, and a decrease in interest expense of $128,000 in the six months ended June 30, 2009.

Inflation had no significant impact on the Company’s results of operations for the six months ended June 30, 2009 and 2008.

Business Outlook

 In response to record high steel prices driven by the demand in the infrastructure construction sector in China, the steel industry has begun increasing production levels. The modest increase in sales order we experienced in June did not contribute significantly to our second quarter operating results. However, we anticipate tonnage sales in the third quarter will improve from current levels as steel inventories decline and our customers increase order volumes.

In the longer term, the management believes the outlook for its coal washing operations remains attractive, as the Company has maintained a stable increased customer base and supply tunnels. We believe that the outlook for China’s steel making industry also remains promising due to China’s 4 trillion yuan economic stimulus package, which encourages infrastructure development projects such as the construction of railway and motor vehicle manufacturing as well as real estate projects, which should drive the demand for steel. We expect that such demand will provide significant opportunities for suppliers of cleaned coking coal like Puda Coal.

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

The Company is currently operating at approximately 54% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand. In addition, the Company intends to execute its strategy of entering the coal mining business to increase profitability. However, if the Company is unable to acquire or manage coal mines successfully, it will not be able to grow its business in the way that it currently expects. Also, in order to pursue such acquisition opportunities, depending on the size of the coal mine acquisition, the Company may need significant additional financing, which may not be available to it on favorable terms, if at all. The availability of such financing is further limited by the recent tightening of the global credit markets and the lack of investors’ confidence in the equity markets. See discussions under “Item 1A. Risk Factors” of our annual report on Form 10-K filed with the SEC on March 31, 2009

Liquidity and Capital Resources

Net cash used in operating activities was $12,652,000 for the six months ended June 30, 2009, compared to net cash provided by operating activities of $10,202,000 for the six months ended June 30, 2008, a decrease of $22,854,000. This was primarily due to an increase in working capital needs resulting from increased accounts receivable, inventory and a decrease in net income.

Net cash used in investing activities was $8,781,000 and nil for the six months ended June 30, 2009 and 2008, respectively. The net cash used in the current period is a prepayment for an 18% equity purchase of Jianhe Coal ( see Note 6 and Note 11 to the financial statements)

Net cash used in financing activities was $650,000 and $650,000 for the six months ended June 30, 2009 and 2008, respectively. This was for the repayment of long-term debt to Resources Group.

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

On May 14, 2009, Shanxi Coal entered into an agreement of share transfer with Li Jingquan and Feng Ming to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million (approximately $14.6 million). In addition, under the agreement, Chen Guang, the individual owning the other 82% of Jianhe Coal, guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.  Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal and such dividends will be no less than 80% of the annual net profits of Jianhe Coal. Shanxi Coal will utilize its own funds to pay for the transaction, which is expected to close approximately 90 days after execution of the agreement, subject to satisfaction of certain customary closing conditions including governmental registration of the share transfer. As of June 30, 2009 Shanxi Coal prepaid 60% of the purchase price of approximately $8,785,000 and the remaining 40% (approximately $5,815,000) will be paid at the time of closing; provided, however, if the closing does not occur, the purchase price paid and any transferred shares will be returned by the parties.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans to Resources Group, with the outstanding balance of $8,450,000 as of June 30, 2009, for the acquisition of the new Liulin County plant and the new Zhongyang County plant.

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

Our cash balance was $16,852,000 as of June 30, 2009. We believe that our cash will be adequate to satisfy our anticipated working capital requirements for fiscal 2009 for our coal washing business, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for our long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it. Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 99% of our costs and expenses for the three months ended June 30, 2009 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.9% of our assets were denominated in RMB as of June 30, 2009. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Risk Factors.” During the second fiscal quarter of 2009, the foreign currency translation adjustment to our comprehensive income was $0.03 million loss, primarily as a result of the RMB depreciating against the U.S. dollar in the period. An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would increase (decrease) our net income of second fiscal quarter of 2009 by approximately $0.02 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2009. As of June 30, our accumulated other comprehensive income was $7.301 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal increased steadily from approximately RMB399 per ton in 2007 to approximately RMB 483 per ton in the first half year of 2009. Top quality raw coking coal is critical for us to maintain our operating efficiencies and to deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $4.6 million for the first half year of 2009. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At June 30, 2009, we had a credit risk exposure of cash at bank of approximately $16,852,000. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not reasonably expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We believe that our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

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

In connection with the preparation of this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, an evaluation was performed by our management, with the participation of CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Our management concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of certain material weaknesses or other deficiencies in our internal control over financial reporting, including (i) lack of documentation for review and authorization procedures in purchase, sales and payroll transaction cycles, (ii) insufficient or lack of written policies and procedures relating to the periodic review of current policies and procedures and their implementation, Each of the control deficiencies described above could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies above constitutes a material weakness. However, giving full consideration to these material weaknesses, we performed adequate analyses and procedures, including among others, transaction reviews, account reconciliations and physical inventories in order to provide assurance that our unaudited consolidated financial statements included in this quarterly report were prepared in accordance with generally accepted accounting principles (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the unaudited consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Our management has identified and commenced the process of implementing the following procedures to remediate these material weaknesses, with the oversight of our audit committee: (i) setting appropriate written policies and procedures, establishing clear roles, responsibilities, and accountability in all positions (ii) redesigning control procedures with standard documentation for review and authorization in the purchase, sales and payroll transactions cycles, The Company is also taking action to improve period-end closing procedures by (i) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by the Chief Financial Officer, (ii) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, (iii) developing better monitoring controls at both the corporate accounting and factory operation level, and (iv) developing written policies and procedures  In addition, we are also addressing these issues by reviewing and revising our internal accounting policies and procedures, seeking advice from professionals to improve our internal controls, using a professional institute to conduct our  physical inventory count and using outside accounting advisors. In the three months ended June 30, 2009, a special internal audit team  was in place to take responsibility for internal control compliance project.  We  improved the internal control function throughout our company and  our culture regarding control consciousness. We have completed trainings of accounting personnel including those newly hired, regarding our accounting policies and our antifraud programs.  The review of our insurance policies has been completed as well.

We believe that the foregoing actions, when implemented, will improve our internal control over financial reporting, as well as our disclosure controls and procedures. However certain of these remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We intend to establish our internal control audit function , accounting policies and controls and financing reporting compliance capabilities by hiring more senior staff who understand internal control designing and implementation and enhancing training in such matters.

(b)	Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, except for the actions we took to remedy the material weaknesses as discussed above,  there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 14, 2009