Form 10-Q
period 2009-09-30
Puda Coal, Inc.
filed 2009-11-13
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, November 10, 2009, 15,637,484 shares of common stock.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3-4

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	6

Notes to Unaudited Consolidated Financial Statements	7-30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36-37

Item 4T. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1A. Risk Factors	39

Item 6. Exhibits	38

Signatures	39

Certifications

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(In thousands of United States dollars)

	Note(s)	September 30, 2009	December 31, 2008
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	22	$17,880	$39,108
Accounts receivable, net	3	29,791	14,645
Other receivables		-	7
Advances to suppliers
- Related parties	4	835	879
- Third parties		2,996	5,635
Prepayment	5	8,790	-
Inventories	6	27,952	21,589

Total current assets		88,244	81,863

PROPERTY, PLANT AND EQUIPMENT, NET	7	12,112	13,370

INTANGIBLE ASSETS, NET	8	3,334	3,399

TOTAL ASSETS		$103,690	$98,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4,9	$1,300	$1,300
Accounts payable		5,432	4,272
Other payables
- Related parties	4	1,031	1,030
- Third parties		2,462	2,714
Accrued expenses		1,752	1,991
Income taxes payable		1,112	1,319
VAT payable		525	1,726
Distribution payable
- Related party	4	117	117

Total current liabilities		13,731	14,469

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 9	6,825	7,800
Derivative warrants	10, 23	7,571	4,086

Total long-term liabilities		14,396	11,886

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
September 30, 2009 and December 31, 2008
(In thousands of United States dollars)

	Note(s)	September 30, 2009	December 31, 2008
		(Unaudited)

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 15,400,308 (2008: 15,333,680)	12	15	15
Paid-in capital	12	31,947	31,647
Statutory surplus reserve fund		1,366	1,366
Retained earnings		34,976	31,752
Accumulated other comprehensive income		7,259	7,497

Total stockholders’ equity		75,563	72,277

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$103,690	$98,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2009 and 2008
(In thousands of United States dollars, except per share data)

	Note(s)	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

NET REVENUE		$56,106	$74,051	153,817	$177,837

COST OF REVENUE		50,731	63,861	140,969	153,497

GROSS PROFIT		5,375	10,190	12,848	24,340

OPERATING EXPENSES
Selling expenses		655	783	1,765	2,395
General and administrative expenses		682	422	1,427	1,525

TOTAL OPERATING EXPENSES		1,337	1,205	3,192	3,920

INCOME FROM OPERATIONS		4,038	8,985	9,656	20,420

INTEREST INCOME		16	31	72	84

INTEREST EXPENSE	13	(127)	(191)	(396)	(588)

DEBT FINANCING COSTS	14	-	(118)	-	(740)

DERIVATIVE UNREALIZED FAIR VALUE (LOSS)/GAIN	15	(3,436)	121	(3,549)	341

OTHER EXPENSE	16	-	-	-	(719)

INCOME BEFORE INCOME TAXES		491	8,828	5,783	18,798

INCOME TAXES	17	(1,112)	(2,289)	(2,559)	(5,101)

NET (LOSS)/INCOME		(621)	6,539	3,224	13,697

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(42)	483	(238)	3,943

COMPREHENSIVE (LOSS)/INCOME		$(663)	$7,022	$2,986	$17,640

EARNINGS PER SHARE - BASIC		$(0.04)	$0.43	$0.21	$0.91
- DILUTED		$(0.04)	$0.43	$0.21	$0.91

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	18	15,387,110	15,327,393	15,360,301	15,133,857
- DILUTED	18	15,387,110	15,327,393	15,386,790	15,133,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
(In thousands of United States dollars)

		Nine months ended September 30,
	Notes	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$3,224	$13,697
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights		65	65
Depreciation		1,258	1,244
Allowance for doubtful debts		46	6
Amortization of discount on convertible notes and warrants		-	361
Derivative unrealized fair value loss/(gain)		3,549	(341)
Stock compensation		73	29
Changes in operating assets and liabilities:
Increase in accounts receivable		(15,187)	(1,895)
Decrease in other receivables		7	8
Decrease/(increase) in advances to suppliers		2,677	(6,081)
(Increase)/decrease in inventories		(6,370)	13,088
Increase in accounts payable		1,161	2,107
(Decrease)/increase in accrued expenses		(225)	221
Decrease in other payables		(248)	(562)
Decrease in income tax payable		(206)	(85)
(Decrease)/increase in VAT payable		(1,199)	318
Increase in penalty payable		-	379

Net cash (used in)/provided by operating activities		(11,375)	22,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for equity purchase of coal mine		(8,782)	-
Purchase of property, plant and equipment		-	(2)

Net cash used in investing activities		(8,782)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of note warrants		150	-
Repayment of long-term debt		(975)	(975)

Net cash used in financing activities		(825)	(975)

Effect of exchange rate changes on cash		(246)	1,466

Net (decease)/increase in cash and cash equivalents		(21,228)	23,048
Cash and cash equivalents at beginning of period		39,108	16,381

Cash and cash equivalents at end of period		$17,880	$39,429

Supplementary cash flow information	19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(the “Company" or “Puda”) is a corporation organized under Delaware Law and headquartered in Shanxi Province, China.  The Company was originally incorporated on August 9, 2001 in Florida.

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of the Company.  In exchange, Puda issued to the BVI members 1,000,000 shares of its Series A convertible preferred stock, par value $0.01 per share, of the Company, which are convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 10 to 1 reverse stock split of Puda’s outstanding common stock (the “10-to-1 Reverse Split”).   On August 2, 2005, the authorized number of shares of common stock of the Company was increased from 100,000,000 shares to 150,000,000 shares.  On September 8, 2005, Puda completed the 10-to-1 Reverse Split.

Effective on July 30, 2009 (the “Effective Date”), the Company completed a reincorporation from a Florida corporation to a Delaware corporation.  Each issued and outstanding share of common stock, par value $0.001 per share, of the Florida-incorporated Company was automatically converted into 0.142857 issued and outstanding share of common stock, par value $0.001 per share, of the Delaware-incorporated Company (the “7-to-1 Share Conversion”).  No fractional shares were or will be issued in connection with the conversion; instead, the Company rounded up the fractional share to the nearest whole number. Any common shares exercised from the warrants or stock options which were issued before the Effective Date were also subject to the conversion ratio of 7 to 1. The total number of authorized shares of common stock and preferred stock did not change as a result of the conversion.  Although the 7-to-1 Share Conversion occurred on July 30, 2009, it was retroactively reflected in the consolidated financial statements as if the reverse split was effective from January 1, 2008.

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI did not have any operating activities from August 19, 2004 (inception) to September 30, 2009.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

As of September 30, 2009, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

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

After the above reorganization and as of September 30, 2009, the organizational structure of the Group is as follows:

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. Intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s(“SEC”) rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.  The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as reported in Form 10-K.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(b) Accounting Standards Codifications

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codifications (“ASC”) 105 “Generally Accepted Accounting Principles”. This section designates ASC as the source of authoritative U.S. GAAP.  ASC 105 is effective for interim or fiscal periods ending after September 15, 2009.  We have used the new guidelines and numbering system when referring to GAAP in our quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2009 and December 31, 2008, the Group did not have any cash equivalents.

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

(i) Impairment of Assets

In accordance with ASC 360 "Property, Plant, and Equipment", the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

(j) Derivative Financial Instruments

Derivative financial instruments are accounted for under ASC 815 “Derivatives and Hedging”.  Under ASC 815, all derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair value.  Changes in the fair value of derivative instruments are recorded in current earnings.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(k) Income Taxes

The Group accounts for income taxes under ASC 740 "Income Taxes".  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of September 30, 2009 and December 31, 2008.

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

(m) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

(n) Fair Value of Financial Instruments

ASC 825 “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

(q) Share-Based Compensation Expense

ASC 718 “Compensation-Stock Compensation”, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

(r) Subsequent Events

The Company has evaluated subsequent events through November13, 2009, the date the consolidated financial statements were issued and has determined that there were no subsequent events to recognize or disclose in these financial statements.

 (s) Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

3. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

	September 30, 2009	December 31, 2008
	$’000	$’000

Balance, beginning of period	$70	$48
Additions	45	22

Balance, end of period	$115	$70

The Group did not write off any bad debts in the three and nine months ended September 30, 2009 and 2008.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions

As of September 30, 2009 and December 31, 2008, the Group had the following amounts due from/to related parties:-

	September 30, 2009	December 31, 2008
	$’000	$’000

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$835	$879

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$795	$796

Other payable to Yao Zhao, manager and shareholder of Puda	236	234

	$1,031	$1,030

Distribution payable to Ming Zhao and Yao Zhao	$117	$117

Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	6,825	7,800

	$8,125	$9,100

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

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the three months ended September 30, 2009 and 2008, rental expenses paid to Resources Group were $40,000 and $7,000, respectively.  In the nine months ended September 30, 2009 and 2008, rental expenses paid to Resources Group were $119,000 and $7,000, respectively (see Note 11).

In the three months ended September 30, 2009 and 2008, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $4,039,000 and $5,236,000, respectively.   In the nine months ended September 30, 2009 and 2008, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $11,122,000 and $11,710,000, respectively.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bear interest at a rate of 6% per annum payable quarterly.  In the three months ended September 30, 2009 and 2008, Shanxi Coal paid principal of $325,000 (2008: $325,000) and interest of $127,000 (2008: $146,000) to Resources Group.  In the nine months ended September 30, 2009 and 2008, Shanxi Coal paid principal of $975,000 (2008: $975,000) and interest of $396,000 (2008: $453,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group.  If Shanxi Coal fails to pay the principal or interest of the purchase price of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 7, 8 and 9).

5.  Prepayment

On May 14, 2009, Shanxi Coal entered into an agreement of shares transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million (approximately $14.6 million).  As of September 30, 2009, Shanxi Coal has prepaid 60% of the purchase price of $8,790,000 and the remaining 40% will be due at the time of the consummation of the transaction, which is to take place around the end of November 2009 when the governmental registration of the share transfer is completed (see Note 11).

6. Inventories

As of September 30, 2009 and December 31, 2008, inventories consist of the following:

	September 30, 2009	December 31, 2008
	$’000	$’000

Raw materials	$12,732	$7,816
Finished goods	15,220	13,773

Total	$27,952	$21,589

There was no allowance for losses on inventories as of September 30, 2009 and December 31, 2008.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net

As of September 30, 2009 and December 31, 2008, property, plant and equipment consist of following:

	September 30, 2009	December 31, 2008
	$’000	$’000
Cost:

Buildings and facilities	$3,344	$3,344
Machinery equipment	13,611	13,611
Motor vehicles	104	104
Office equipment and others	32	32

	17,091	17,091

Accumulated depreciation:

Buildings and facilities	558	427
Machinery equipment	4,394	3,278
Motor vehicles	21	13
Office equipment and others	6	3

	4,979	3,721
Carrying value:

Buildings and facilities	2,786	2,917
Machinery equipment	9,217	10,333
Motor vehicles	83	91
Office equipment and others	26	29

	$12,112	$13,370

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

Depreciation expense for the three months ended September 30, 2009 and 2008 was approximately $419,000 and $431,000, respectively.  Depreciation expense for the nine months ended September 30, 2009 and 2008 was approximately $1,258,000 and $1,244,000, respectively.  In the three months ended September 30, 2009 and 2008, the amount included in cost of sales and general and administrative expenses was approximately $411,000 (2008: $422,000) and $8,000 (2008: $9,000), respectively. In the nine months ended September 30, 2009 and 2008, the amount included in cost of sales and general and administrative expenses was approximately $1,234,000 (2008: $1,220,000) and $24,000 (2008: $24,000), respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets

	Land-use rights
	September 30, 2009	December 31, 2008
	$’000	$’000

Cost	$3,634	$3,634

Accumulated amortization	300	235

Carrying value	$3,334	$3,399

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

Amortization expense for the three months ended September 30, 2009 and 2008 was approximately $21,000 and $23,000, respectively.  Amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $65,000 and $65,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2009 (remaining three months), 2010, 2011, 2012 and 2013 amounts to approximately $21,000, $84,000, $84,000, $84,000 and $84,000, respectively.

9. Long-term Debt

	September 30, 2009	December 31, 2008
	$’000	$’000

Conveyance loan	$8,125	$9,100
Less: current portion	(1,300)	(1,300)
Long-term portion	$6,825	$7,800

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the three months ended September 30, 2009 and 2008, Shanxi Coal paid principal of $325,000 (2008: $325,000) and interest of $127,000 (2008: $146,000) to Resources Group.  In the nine months ended September 30, 2009 and 2008, Shanxi Coal paid principal of $975,000 (2008: $975,000) and interest of $396,000 (2008: $453,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 4, 7 and 8).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (continued)

The future principal payments under the conveyance loan as of September 30, 2009 are as follows:

September 30, 2009
$’000
Year

2009 (remaining three months)	$325
2010	1,300
2011	1,300
2012	1,300
2013	1,300
Thereafter	2,600
$8,125

10.  Derivative Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes are convertible into common stock at $.50 per share over the term of the debt.  As of September 30, 2009, $10,260,000 was converted into 2,931,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, $2,115,000 was redeemed upon maturity, and the remaining $125,000 will be paid off upon the receipt of the original notes from the investors.  The balance of $125,000 is included in other payables in the consolidated balance sheet as of September 30, 2009.   The related warrants to purchase 3,571,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, exercisable at $4.20 per share (after adjusting for the 7-to-1 Share Conversion), have a term of five years from the date of issuance.  As of September 30, 2009, 9,350,000 warrants were exercised into 1,335,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

Investors were given "full ratchet" anti-dilution protection  under the warrants, meaning that the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda's common stock should such per share price be lower than  the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the exercise of the warrants, or (ii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda's stockholders.  The exercise price of the warrants is also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, and rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of the common stock underlying the warrants, on a registration statement to be filed with the SEC.  Puda may redeem all, but not less than all, of the warrants at $0.001 per share subject to 30 business days’ prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an adjusted basis for at least 20 consecutive trading days (prior to the adjustment for the 7-to-1 share conversion) and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period.

PUDA COAL, INC.
NOTES TO UNAUDIATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

The warrants require the Company to register the resale of the shares of common stock upon exercise of these securities.  The warrants are freestanding derivative financial instruments.  The Company accounts for the fair value of these outstanding warrants to purchase common stock in accordance with ASC 815 “Derivative and Hedging,” which requires the Company to account for the warrants as derivatives.  Since the effective registration of the securities underlying the warrants is an event outside of the control of the Company, pursuant to ASC 815, the Company recorded the fair value of the warrants as liabilities.  The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

The warrants are classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010, and the amount amortized in the nine months ended September 30, 2009 and 2008 was $nil and $33,000, respectively.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount transferred to equity upon exercise was $64,000 and $nil, respectively  in the nine months ended September 30, 2009 and 2008.

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 357,143 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company at an exercise price of $4.20 per share (after adjusting for the 7-to-1 Share Conversion).  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $4.20 (after adjusting for the 7-to-1 Share Conversion)  not in cash, but by reducing the number of common share issued to them.  As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  As of September 30, 2009, 1,742,040 placement agent warrants were exercised in a cashless method and resulted in the issuance of 184,723 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

PUDA COAL, INC.
NOTES TO UNAUDIATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(c) The derivative warrants as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	$000	$000

Amount allocated to investor warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	(394)
Less: amount transferred to equity upon exercise of note warrants in 2009	(64)	-
Add: change in fair value in 2009	3,549	-

	$7,571	$4,086

In August 2009, FASB issued ASU 2009-05 “Fair Value Measurements and Disclosure (Topic 820)”. ASU 2009-05 provides amendments for the fair value measurement of liabilities and clarification on fair value measuring techniques. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after the issuance of the ASU. The Company adopted this ASU in the quarter ended September 30, 2009 and the adoption of this ASU did not have a material impact on our financial position or results of operations.   The following table shows (i) fair values of derivative instruments in a statement of financial position as of September 30, 2009, and (ii) the effect of derivative instruments on the statement of financial performance for the nine months ended September 30, 2009:

PUDA COAL, INC.
NOTES TO UNAUDIATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(i) Fair values of derivative instruments

	Liability derivatives
	September 30, 2009
	Balance sheet location	Fair Value
		$000
Derivatives not designated as hedging instruments under ASC 815

Derivative warrants	Long-term liabilities	$7,571

Total derivatives		$7,571

(ii) Effect of derivative instruments on the statement of operations

Derivatives not designated as hedging instruments under ASC 815

	Nine months ended September 30, 2009
	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives
		$000
Derivative warrants	Derivative unrealized fair value loss	$(3.549)
Total		$(3,549)

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

As of September 30, 2009, the Group leased office premises under the operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of September 30, 2009 are as follows:-

September 30, 2009
$’000
Year

2009 (remaining three months)	$40
2010	160
2011	160
2012	160
2013	160
$680

The above future lease payments represent amounts payable to Resources Group (see Note 4).

On May 14, 2009, Shanxi Coal entered into an agreement of share transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million  (approximately $14.6 million).  In addition, under the agreement, the individual owning the other 82% of Jianhe Coal guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.   Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal  and such dividends will be no less than 80% of the annual net profits of Jianhe Coal.  The government approval of the share transfer has been delayed as the Shanxi Government has postponed all equity transfer approvals and the issuance of  new  business licenses to coal mines due to the coal mine consolidations and reconstruction happening in the province since early 2009.  The transaction is expected to close around the end of November 2009.  As of September 30, 2009 Shanxi Coal prepaid 60% of the purchase price of $8,790,000 and the remaining 40% (approximately $5,815,000) will be paid at the time of closing; provided, however, if the closing does not occur, the purchase price paid and any transferred shares will be returned by the parties (see Note 5).

On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Yucheng City, Pinglu County. Shanxi Coal has the government’s permission to consolidate the eight coal mines into five, which should increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons. The Company has already commenced the technical geological prospecting process for the targeted coal reserves. The Company will also perform a comprehensive financial analysis of the project and then determine the most efficient plan to develop and construct the targeted consolidated coal mines.   As of the date of this report, Shanxi Coal has not entered into any definitive agreements for the acquisition of these eight coal mines.

As of September 30, 2009, the Group did not have any contingent liabilities.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common Stock and Paid-in Capital

	Common Stock		Paid-in Capital
	No. of shares	$000	$000

Balance, January 1, 2009 (after adjusting for the 7-to-1 Share Conversion)	15,333,680	$15	$31,647
Issue of directors shares (after adjusting for the 7-to-1 Share Conversion)	27,721	-	65
Issue of director warrants	-	-	21
Exercise of note warrants	35,715	-	150
Derivative note warrants transferred to equity upon exercise	-	-	64
Round up fractional shares for the 7-to-1 Share Conversion	3,192	-	-

Balance, September 30, 2009	15,400,308	$15	$31,947

13. Interest Expense

Interest expense for the three months ended September 30, 2009 includes a $127,000 (2008: $146,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $nil (2008: $45,000) interest payment for the 8% convertible notes.  Interest expense for the nine months ended September 30, 2009 includes a $396,000 (2008: $453,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $nil (2008: $135,000) interest payment for the 8% convertible notes.

14. Debt Financing Costs

Debt financing costs for the three months ended September 30, 2008 include amortization of discount on convertible notes and warrants of $118,000.   Debt financing costs for the nine months ended September 30, 2008 include amortization of discount on convertible notes and warrants of $361,000 and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000.

15. Derivative Unrealized Fair Value Gain/Loss

Derivative unrealized fair value loss of $3,436,000 in the three months ended September 30, 2009 (2008: derivative unrealized fair value gain of  $121,000) and derivative unrealized fair value loss of $3,549,000 in the nine months ended September 30, 2009 (2008: derivative unrealized fair value gain of $341,000) represents the change in fair value of the derivative warrants (see Note 10).

16. Other Expense

Other expense of $719,000 in the nine months ended September 30, 2008 represents the donation for earthquake rescue efforts in Sichuan Province, PRC.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes

No provision for taxation has been made for Puda, BVI and Putai for the three and nine months ended September 30, 2009 and 2008, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25% for the three and nine months ended September 30, 2009 and 2008.

Details of income taxes in the statements of operations are as follows:-

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	$’000	$’000	$’000	$’000

Current period provision	$1,112	$2,289	$2,559	$5,101

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	$’000	$’000	$’000	$’000

Income before income taxes	$491	$8,828	$5,783	$18,798

Income tax on pretax income at statutory rate	167	3,001	1,966	6,391
Tax effect of expenses that are not deductible in determining taxable profits	1,195	(8)	1,269	226
Effect of different tax rates of subsidiary operating in other jurisdictions	(396)	(827)	(907)	(1,808)
Valuation allowance	146	123	231	292

Income tax at effective rate	$1,112	$2,289	$2,559	$5,101

As at September 30, 2009 and December 31, 2008, the Group had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $6,864,000 and $5,871,000, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2009 and December 31, 2008.   The net operating loss carryforwards expire in years 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028 and 2029 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000 and $1,225,000 and $993,000, respectively.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (continued0

At September 30, 2009 and December 31, 2008, deferred tax assets consist of:

	September 30, 2009	December 31, 2008
	$’000	$’000

Net operating loss carryforwards	$2,334	$1,996
Less: Valuation allowance	(2,334)	(1,996)

Net	$-	$-

18. Basic and Diluted Weighted Average Number of Shares

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Basic weighted average number of shares (after adjusting for the 7-to-1 Share Conversion)	15,387,110	15,327,393	15,360,301	15,133,857
Issuance of directors’/employees’ shares (after adjusting for the 7-to-1 Share Conversion)	-	-	26,489	-

Diluted weighted average number of shares	15, 387,110	15,327,393	15,386,790	15,133,857

The 7-to-1 Share Conversion at July 30, 2009 was retroactively reflected in the calculation of weighted average number of shares as if the reverse split was effective from January 1, 2008 (see Note 1).  The warrants have no dilutive effect on the basic income per share for the nine months ended September 30, 2009, but this item could potentially dilute earnings per share in the future.  If the exercise of warrants had not been anti-dilutive, the number of additional shares that would have been assumed from the exercise is 2,344,019 shares for the nine months ended September 30, 2009.

19. Supplementary Cash Flow Information

	Nine months ended September 30,
	2009	2008
	$’000	$’000

Cash paid during the period for:
Interest	$396	$588
Income taxes	$2,764	$5,228

Major non-cash transactions:
Issue of penalty shares	$-	$2,104
Issue of directors’ shares	$86	$49
Dividend declared	$-	$116

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

21. Stock Compensation

On June 29, 2007, Puda entered into a contract with a director. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 1,429 (after adjusting for the 7-to-1 Share Conversion) shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $17.50 (after adjusting for the 7-to-1 Share Conversion) per share.  On December 29, 2008, Puda entered into an amendment to the director’s contract dated June 29, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual stock compensation will be $25,000 worth of shares of common stock, calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.

On August 3, 2007, Puda entered into a contract with another director.  Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 1,786 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company.  On December 29, 2008, Puda entered into an amendment to the director’s contract dated August 3, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $40,000 cash plus stock compensation of $25,000 worth of shares of common stock of the Company, calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.

On October 9, 2007, Puda entered into a contract with another director.  Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on October 9, 2007, he will receive an annual fee of $40,000 in cash and 1,861 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company.   On December 29, 2008, the Company entered into an amendment to the director’s contract dated October 9, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $25,000 cash plus stock compensation of $15,000 worth of shares of common stock, calculated based on the closing sale price of the Company’s common stock on the grant date of October 9, 2008 and then on each anniversary date of the grant date, and such stock grants are subject to the 2008 Plan.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The stock compensation expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	$’000	$’000	$’000	$’000

Stock compensation	$40	$3	$73	$29

22. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At September 30, 2009 and December 31, 2008, the Group has a credit risk exposure of uninsured cash in banks of approximately $17,880,000 and $39,108,000, respectively.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

23. Fair Value Measurement

ASC 820 “Fair Value Measurements and Disclosures” introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  There are three levels of inputs that may be used to measure fair value:

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Fair Value Measurement (continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2009
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000

Derivative warrants	$7,571	-	$7,571	-

Total	$7,571	$-	$7,571	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheet as at September 30, 2009 and December 31, 2008 and the statements of operations and cash flows for the nine months ended September 30, 2009 and 2008.

Balance Sheets-Parent Company Only
(In thousands of United States dollars)
	Note(s)	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$-	$196

Total current assets		-	196

INVESTMENTS IN SUBSIDIARIES		73,893	66,366

TOTAL ASSETS		$73,893	$66,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft		29	-
Other payable		155	257
Accrued expenses		63	232

Total current liabilities		247	489

LONG-TERM LIABILITIES
Derivative warrants	10	7,571	4,086

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 15,400,308 shares (2008: 15,333,680)		15	15
Paid-in capital		97,173	88,782
Accumulated deficit		(31,113)	(26,810)

Total stockholders’ equity		66,075	61,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$73,893	$66,562

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Condensed Financial Information of Registrant (continued)

Statements of Operations-Parent Company Only
(In thousands of United States dollars)

	Note(s)	Nine months ended September 30,
		2009	2008

Revenue:

Share of earnings from investment in subsidiaries		$7,527	$14,986

Total revenue		7,527	14,986

General and administrative expenses		(754)	(755)

Income from operations		6,773	14,231

Interest expense	13	-	(135)

Debt financing costs	14	-	(740)

Derivative unrealized fair value (loss)/gain	10(c), 15	(3,549)	341

Net income		$3,224	$13,697

No cash dividends were received from the subsidiaries for the nine months ended September 30, 2009 and 2008.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Condensed Financial Information of Registrant (continued)

Statements of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,224	$13,697
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(7,527)	(14,986)
Amortization of discount on convertible notes and warrants	-	361
Derivative unrealized fair value loss/(gain)	3,549	(341)
Stock compensation	73	29
Changes in operating assets and liabilities:
Advance from subsidiary	564	130
(Decrease)/increase in other payable	(102)	780
Decrease in accrued expenses	(156)	(151)
Increase in penalty payable	-	379

Net cash used in operating activities	(375)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of note warrants	150	-

Net cash used in financing activities	150	-

Net decrease in cash and cash equivalents	(225)	(102)
Cash and cash equivalents at beginning of period	196	54

Cash and cash equivalents/(bank overdrafts) at end of period	$(29)	$(48)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve substantial risks and uncertainties. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc., formerly Purezza Group, Inc. (“Puda Coal” or the “Company”) and its subsidiaries. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in our Form 10-K filed on March 31, 2009, and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenue. Net revenue was $56,106,000 for the three months ended September 30, 2009, compared to $74,051,000 for the three months ended September 30, 2008, a decrease of $17,945,000, or 24%. The tonnage sales of cleaned coal decreased approximately 105,000 MT, or 17%, from approximately 603,000 MT for the three months ended September 30, 2008 to approximately 498,000 MT for the three months ended September 30, 2009. The selling price of cleaned coal decreased approximately $10, or 8%, from approximately $123 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended September 30, 2008 to approximately $113 per ton for the three months ended September 30, 2009. The decrease in tonnage sales was primarily due to decreased orders from customers as a result of the general economic downturn.

Cost of Revenue. Cost of revenue was $50,731,000 for the three months ended September 30, 2009, compared to $63,861,000 for the three months ended September 30, 2008, a decrease of $13,130,000, or 21%. This decrease was primarily due to the decrease in tonnage sales of cleaned coal, and a decrease in unit raw coal cost of $9, or 8%, from approximately $106 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended September 30, 2008 to approximately $97 per ton for the three months ended September 30, 2009, which were partially offset by an increase in unit manufacturing overhead.

Gross Profit. Gross profit was $5,375,000 for the three months ended September 30, 2009, compared to $10,190,000 for the three months ended September 30, 2008, a decrease of $4,815,000, or 47%. Gross profit margins for the three months ended September 30, 2009 and 2008 were 10% and 14%, respectively. The decrease in the gross profit margins in 2009 was primarily due to the increase in unit manufacturing overhead across the three months ended September 30, 2009.

Selling Expenses. Selling expenses were $655,000 for the three months ended September 30, 2009, compared to $783,000 for the three months ended September 30, 2008. This represents a decrease of $128,000, or 16%, primarily due to the decrease in tonnage sales of cleaned coal in the three months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses were $682,000 for the three months ended September 30, 2009, compared to $422,000 for the three months ended September 30, 2008. This represents an increase of $260,000, or 62%, primarily due to an increase in professional expenses relating to Sarbanes-Oxley  compliance, reincorporation to Delaware and NYSE Amex listing in the three months ended September 30, 2009.

Income from Operations. Income from operations was $4,038,000 for the three months ended September 30, 2009, compared to $8,985,000 for the three months ended September 30, 2008. The decrease of $4,947,000, or 55%, was primarily the result of a decrease in gross profit of $4,815,000 and an increase in operating expenses of $132,000.

Interest Expense. Interest expense was $127,000 for the three months ended September 30, 2009, compared to $191,000 for the three months ended September 30, 2008. This represents a decrease of $64,000, or 34%, and such decrease was primarily due to a decrease in interest payments for the 8% convertible notes which matured on October 31, 2008.

Debt Financing Costs. Debt financing costs of 118,000 for the three months ended September 30, 2008 represented the amortization of discount on convertible notes and warrants. There were no such costs for the three months ended September 30, 2009.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $3,436,000 and derivative unrealized fair value gain of $121,000 for the three months ended September 30, 2009 and 2008, respectively, represent a change in fair value of the derivative warrants.

Income Before Income Taxes. Income before income taxes was $491,000 for the three months ended September 30, 2009, compared to $8,828,000 for the three months ended September 30, 2008. The decrease of $8,337,000, or 94%, was primarily the result of a decrease in operating profit of $4,947,000, and an increase in derivative unrealized fair value loss of $3,557,000, which were partially offset by a decrease in debt financing costs of $118,000, and a decrease in interest expense of $64,000 in the three months ended September 30, 2009.

Income Taxes. Income taxes were $1,112,000 for the three months ended September 30, 2009, compared to $2,289,000 for the three months ended September 30, 2008, a decrease of $1,177,000, or 51%. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules. The decrease was primarily the result of a decrease in income of Shanxi Coal from $9,189,000 in the three months ended September 30, 2008 to $4,398,000 in the three months ended September 30, 2009.

Net Income. Net loss was $621,000 for the three months ended September 30, 2009, compared to net income of $6,539,000 for the three months ended September 30, 2008, a decrease of $7,160,000, or 109%, mainly due to a decrease in operating profit of $4,947,000, and an increase in derivative unrealized fair value loss of $3,557,000, which were partially offset by a decrease in income taxes of $1,177,000, a decrease in debt financing costs of $118,000, and a decrease in interest expense of $64,000 in the three months ended September 30, 2009.

Inflation had no significant impact on the Company’s results of operations for the three months ended September 30, 2009 and 2008.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Net Revenue. Net revenue was $153,817,000 for the nine months ended September 30, 2009, compared to $177,837,000 for the nine months ended September 30, 2008, a decrease of $24,020,000, or 14%. The tonnage sales of cleaned coal decreased approximately 377,000 MT, or 21%, from approximately 1,771,000 MT for the nine months ended September 30, 2008 to approximately 1,394,000 MT for the nine months ended September 30, 2009. The decrease in tonnage sales was partially offset by an increase in selling price. The selling price of cleaned coal increased approximately $8, or 8%, from approximately $102 (after adjusting for RMB appreciation against USD over this period) per ton for the nine months ended September 30, 2008 to approximately $110 per ton for the nine months ended September 30, 2009. The decrease in tonnage sales was primarily due to decreased orders from customers as a result of the general economic downturn.

Cost of Revenue. Cost of revenue was $140,969,000 for the nine months ended September 30, 2009, compared to $153,497,000 for the nine months ended September 30, 2008, a decrease of $12,528,000, or 8%. This decrease was primarily due the decrease in tonnage sales of cleaned coal, which was offset by an increase in unit raw coal cost of $12, or 14%, from approximately $85 (after adjusting for RMB appreciation against USD over this period) per ton for the three months ended September 30, 2008 to approximately $97 per ton for the three months ended September 30, 2009, and an increase in unit manufacturing overhead.

Gross Profit.  Gross profit was $12,848,000 for the nine months ended September 30, 2009, compared to $24,340,000 for the nine months ended September 30, 2008, a decrease of $11,492,000, or 47%. Gross profit margins for the nine months ended September 30, 2009 and 2008 were 8% and 14%, respectively. The decrease in the gross profit margin in 2009 was primarily due to the increase in unit raw coal cost and the increase in unit manufacturing overhead across the nine months ended September 30, 2009.

Selling Expenses. Selling expenses were $1,765,000 for the nine months ended September 30, 2009, compared to $2,395,000 for the nine months ended September 30, 2008. This represents a decrease of $630,000, or 26%, primarily due to the decrease in tonnage sales of cleaned coal in the nine months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses were $1,427,000 for the nine months ended September 30, 2009, compared to $1,525,000 for the nine months ended September 30, 2008. This represents a decrease of $98,000, or 6%, as a result of a decrease in employee related expenses in the nine months ended September 30, 2009.

Income from Operations. Income from operations was $9,656,000 for the nine months ended September 30, 2009, compared to $20,420,000 for the nine months ended September 30, 2008. The decrease of $10,764,000, or 53%, was primarily the result of a decrease in gross profit of $11,492,000, which was partially offset by a decrease in operating expenses of $728,000.

Interest Expense. Interest expense was $396,000 for the nine months ended September 30, 2009, compared to $588,000 for the nine months ended September 30, 2008. This represents a decrease of $192,000, or 33%, and such decrease was primarily due to a decrease in interest payments for the 8% convertible notes which matured on October 31, 2008.

Debt Financing Costs. Debt financing costs of $740,000 for the nine months ended September 30, 2008 include amortization of discount on convertible notes and warrants of $361,000 and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000. There were no such costs for the nine months ended September 30, 2009.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $3,549,000 for the nine months ended September 30, 2009 and derivative unrealized fair value gain of $341,000 for the nine months ended September 30, 2008, respectively, represent a change in fair value of the derivative warrants.

Other Expense. Other expense of $719,000 in the nine months ended September 30, 2008 represent the donation for earthquake rescue efforts in Sichuan Province, PRC. There was no such expense for the nine months ended September 30, 2009.

Income Before Income Taxes. Income before income taxes was $5,783,000 for the nine months ended September 30, 2009, compared to $18,798,000 for the nine months ended September 30, 2008. The decrease of $13,015,000, or 69%, was primarily the result of a decrease in operating profit of $10,764,000, and an increase in derivative unrealized fair value loss of $3,890,000, which were offset by a decrease in other expense of $719,000, a decrease in debt financing costs of $740,000, and a decrease in interest expense of $192,000 in the nine months ended September 30, 2009.

Income Taxes. Income taxes were $2,559,000 for the nine months ended September 30, 2009, compared to $5,101,000 for the nine months ended September 30, 2008, a decrease of $2,542,000, or 50%. Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules. The decrease was primarily the result of a decrease in income of Shanxi Coal from $20,086,000 in the nine months ended September 30, 2008 to $10,087,000 in the nine months ended September 30, 2009.

Net Income. Net income was $3,224,000 for the nine months ended September 30, 2009, compared to $13,697,000 for the nine months ended September 30, 2008, a decrease of $10,473,000, or 76%, mainly due to a decrease in operating profit of $10,764,000, and an increase in derivative unrealized fair value loss of $3,890,000, which were offset by a decrease in income taxes of $2,542,000, a decrease in other expense of $719,000, a decrease in debt financing costs of $740,000, and a decrease in interest expense of $192,000 in the nine months ended September 30, 2009.

Inflation had no significant impact on the Company’s results of operations for the nine months ended September 30, 2009 and 2008.

Business Outlook

China’s 4 trillion yuan economic stimulus package, which encourages infrastructure development projects such as the construction of railway and motor vehicle manufacturing as well as real estate projects, which began to drive the demand for steel in the second half of the year.  The steel industry, therefore, has been increasing production levels. As a result, we experienced a modest increase in sales orders in the third quarter of 2009.  We anticipate tonnage sales in the fourth quarter of 2009 will improve from current levels as steel inventories decline and our customers increase order volumes.

In the longer term, the management believes the outlook for its coal washing operations remains attractive, as the Company has maintained a stable increased customer base and supply tunnels. We believe that the outlook for China’s steel making industry also remains promising because of the continuing implementation of  China’s 4 trillion yuan economic stimulus package, which encourages infrastructure development projects such as the construction of railway and motor vehicle manufacturing as well as real estate projects,  should drive the demand for steel. We expect that such demand will provide significant opportunities for suppliers of cleaned coking coal like Puda Coal.

It should be noted that, however, the financial markets are still experiencing volatility, stress, illiquidity and disruption around the world. Many of our customers and suppliers may encounter much uncertainty and risks due to the weakening business environment and credit availability. As a result, these customers and suppliers may be unable to satisfy their contract obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance. See discussions under “Item 1A Risk Factors” of our annual report on Form 10-K filed with the SEC on March 31, 2009.

The Company is currently operating at approximately 55% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand. In addition, the Company has taken steps to execute its strategy of entering the coal mining business to increase profitability.   On May 14, 2009, Shanxi Coal entered into an agreement of share transfer to purchase 18% ownership in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million (approximately $14.6 million).   We anticipate the closing will occur around the end of November 2009 when the governmental registration of the share transfer is completed.  On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Yucheng City, Pinglu County. Shanxi Coal has the government’s permission to consolidate the eight coal mines into five, which should increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons. The Company has already commenced the technical geological prospecting process for the targeted coal reserves. The Company will also perform a comprehensive financial analysis of the project and then determine the most efficient plan to develop and construct the targeted consolidated coal mines.  As of the date of this report, Shanxi Coal has not entered into any definitive agreements for the acquisition of these eight coal mines or any other coal mine.

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

Liquidity and Capital Resources

Net cash used in operating activities was $11,375,000 for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $22,559,000 for the nine months ended September 30, 2008, a decrease of $33,934,000. This was primarily due to an increase in working capital needs resulting from increased accounts receivable and inventory and a decrease in net income.

Net cash used in investing activities was $8,782,000 for the nine months ended September 30, 2009, representing the prepayment for an 18% equity purchase of Jianhe Coal.

Net cash used in financing activities was $825,000 for the nine months ended September 30, 2009, principally  including $975,000 for the repayment of long-term debt to Resources Group, which was offset by $150,000 from the exercise of note warrants.  Net cash used in financing activities was $975,000 for the nine months ended September 30, 2008 and was for the repayment of long-term debt to Resources Group.

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

On May 14, 2009, Shanxi Coal entered into an agreement of share transfer with Li Jingquan and Feng Ming to purchase their equity, constituting 18% ownership, in Jianhe Coal for an aggregate purchase price of RMB 100 million (approximately $14.6 million). In addition, under the agreement, Chen Guang, the individual owning the other 82% of Jianhe Coal, guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.  Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal and such dividends will be no less than 80% of the annual net profits of Jianhe Coal. Shanxi Coal will utilize its own funds to pay for the transaction, which is expected to close around the end of November 2009, subject to satisfaction of certain customary closing conditions including governmental registration of the share transfer. The closing has taken longer than 90 days as originally anticipated as the government has focused on the coal mine consolidation and restructuring efforts, which were completed at the end of September 2009. As of September 30, 2009 Shanxi Coal prepaid 60% of the purchase price of approximately $8,790,000 and the remaining 40% (approximately $5,815,000) will be paid at the time of closing; provided, however, if the closing does not occur, the purchase price paid and any transferred shares will be returned by the parties.

Our principal on-going capital requirements are to finance our coal washing operations, to fund the payment of the loans to Resources Group with the outstanding balance of $8,125,000 as of September 30, 2009, for the acquisition of Jianhe Coal mine, and for the  consolidation and potential acquisition of eight coal mines in Pinglu County.

Warrants  issued in the November 2005 Private Placement to acquire up to 2,235,735 shares of our common stock  are exercisable at price of $4.20 per share, or an aggregate of $9,390,000. We believe that the likelihood that these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

Our business is heavily dependent on our coal inventory. Because of certain coal mining accidents, the Chinese government has been closing mines throughout China. In addition, in Shanxi Province, the authorities are not approving new mines that produce less than 900,000 MT output per year, are closing mines that produce less than300,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 MT and 900,000 MT. These activities may lead to increased competition for coal and result in higher prices for the raw coal we purchase, increase our need for capital resources and reduce our gross profit margins if we are not able to increase the selling price of our products sufficiently to offset our increased costs.

In addition, while the Chinese steel industry has been expanding, over-supply could have the effect of decreasing steel prices, reducing our net revenue and making the collection of our accounts receivable more difficult.

Our cash balance was $17,880,000 as of September 30, 2009. We believe that our cash will be adequate to satisfy our anticipated working capital requirements for fiscal 2009 for our coal washing business, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for our long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it. Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency.  Approximately 100% of our revenues and 99% of our costs and expenses for the three months ended September  30, 2009 are denominated in RMB, with the balance denominated in U.S. dollars.  Approximately 99.9% of our assets were denominated in RMB as of September 30, 2009.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period.  Any resulting exchange differences are recorded in accumulated other comprehensive income or loss.  We have not reduced our exposure to exchange rate fluctuations by using hedging transactions.  While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Risk Factors.”  During the third fiscal quarter of 2009, the foreign currency translation adjustment to our comprehensive income was $0.04 million loss, primarily as a result of the RMB depreciation against the U.S. dollar in the period.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would increase (decrease) our net income of third fiscal quarter of 2009 by approximately $0.02 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2009. As of September 30, our accumulated other comprehensive income was $7. 259 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal increased steadily from approximately RMB473 per ton in 9 months of 2008 to approximately RMB483 per ton in the 9 months of 2009. Top quality raw coking coal is critical for us to maintain our operating efficiencies and to deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $7.0 million for the 9 months of 2009. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At September 30, 2009, we had a credit risk exposure of cash at bank of approximately $17,880,000. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not reasonably expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We believe that our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, an evaluation was performed by our management, with the participation of CEO and  CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Our management concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)          Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, with the assistance of our internal control compliance consultant, we improved the internal control function throughout our company and  our culture regarding control consciousness. We have (i)set policies to make sure that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by the Chief Financial Officer,(ii) redesigned control procedures with standard documentation for review and authorization in the purchase, sales and payroll transactions cycles, (iii) implemented a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (iv) established better monitoring controls at the corporate accounting, factory operation and anti-fraud levels. We believe that the actions we have taken have improved our internal control over financial reporting, as well as our disclosure controls and procedures such that,  as of September 30, 2009,  no material weakness exists in our disclosure controls and procedure or internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.  Please refer also to our Annual Report on Form 10-K for fiscal year 2008 for additional information concerning these and other uncertainties that could negatively impact us.  The risks described in below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There was no risk factor that has been revised or updated since the filing of our annual report on Form 10-K for the year ended December 31, 2008, other than the following revision in connection with the correction of material weaknesses in our internal control:

We had not maintained an effective system of internal control over financial reporting until we recently corrected the material weaknesses in our internal control.  If we fail to maintain an effective internal control again in the future, there may be inaccuracies in our financial statements and current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As reported in Item 9A(T) – “Control and Procedures” of our annual report on Form 10-K for the fiscal year ended December 31, 2008 and Item 4 – “Controls and Procedures” of this report, we had not maintained an effective system of internal control over financial reporting until we recently corrected the material weaknesses in internal control by the end of the third quarter of 2009. For a detailed description of these material weaknesses and our remediation efforts, see Item 9A(T) – “Controls and Procedures” of our annual report on Form 10-K for the fiscal year ended December 31, 2008 and Item 4 – “Controls and Procedures” of the subsequent quarterly reports on Forms 10-Q.  If a material weakness is identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

Item 4.  Submission of Matters to a Vote of Securities Holder

On July 1, 2009, at the unanimous recommendation of the board of directors of the Company, stockholders of the Company holding approximately 62% of our total outstanding shares of common stock approved (i) the change of domicile of the Company from the State of Florida to the State of Delaware, and (ii) the combination of the Company’s outstanding shares of common stock at a ratio of 7-to-1 in the process of the reincorporation, by a written consent in lieu of meeting.  In the same written consent, the stockholders also approved a certificate of incorporation to be filed with the Secretary of State of the State of Delaware.  The disclosure of the Company in the current report on Form 8-K filed  on July 8, 2009, and the exhibits thereto, are hereby incorporated by reference thereto in this report.

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

Date: November 13, 2009