Form 10-K
period 2009-12-31
Puda Coal, Inc.
filed 2010-03-31
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“EXCHANGE ACT”)

For the fiscal year ended December 31, 2009

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

Title of Class: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No.

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
Yes ☐  No ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $22,169,314.  Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act.

The total number of shares of common stock of the registrant that were outstanding on the latest practicable date, March 17, 2010, was 19,449,832  shares.

Forward-Looking Statements

This Annual Report on Form 10-K of Puda Coal, Inc. (“Puda” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the plans and objectives of management for the future growth of the Company and its subsidiaries, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Puda’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda. Although Puda believes that the assumptions underlying the forward-looking statements are reasonable at the time they were made, there can be no assurance that the forward-looking statements included in this Form 10-K and the underlying assumptions will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, the inclusion of such information should not be regarded as a representation by Puda or any other person that the objectives and plans of Puda will be achieved.

The words “we,” “us”, “our” and “Puda” refer to Puda Coal, Inc. and its subsidiaries. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those contained in the forward-looking statements as a result of a number of risks and uncertainties, including but not limited to:

•	our dependence on distributions from our subsidiaries to meet our financial obligations

•	our successful execution of our strategy of growth through coal mine acquisitions

•	fluctuations in raw material prices, which we may not be able to pass on cost increases to customers

•	downturns in the economy that may reduce demand for our product

•	the continuing performance and renewal of Shanxi Coal’s coal sales agreements

•	increases in transportation costs

•	our ability to meet quality specifications required by our customers

•	increased competition that could reduce our sales, earnings and profitability

•	our dependence on key persons, the loss of any of whom could adversely affect our operations

•	our ability to pay off the obligations secured by the lien held by a company controlled by the Zhaos to which our assets are subject

•	the evolving state of the Chinese economy, political, legislative and regulatory systems, including any changes in the interpretations of existing laws and the enactment of new laws

•	unanticipated costs because of the unpredictability of the Chinese legal system

•	our ability to remain in compliance with all applicable regulations

•	the ability of our shareholders to commence a legal action against our company as we have no assets in the United States and our directors and officers who are not located in China

•	our ability to obtain operating capital, move funds out of China and pay dividends in light of China’s currency restrictions

•	currency fluctuations from our Chinese operations and fluctuations in the exchange rate

•	the possibility that information about our operations are not readily available from independent third-party sources because our operations are all in China

•	regulatory and physical risks posed by climate changes

•	the volatility and fluctuation in our stock price

•	the downward impact on our stock price decrease if a substantial number of shares are sold under Rule 144

•	our principal stockholders’ ability to exert significant control in matters requiring stockholder vote and to delay, deter or prevent a change in control of our company

•	our principal stockholders’ significant control over the company and conflicts of interest with the company

•	the dilution of your ownership in the company and the decrease of the value of your investment as a result of additional equity issuance or conversion of outstanding derivative securities

•	our intention not to pay dividends in the foreseeable future

•	our ability to satisfy regulatory requirements relating to our internal controls over financial reporting

•	other risk factors discussed in our filings with the SEC

PART I

Item 1. Business

Overview

We are a supplier of high-grade metallurgical coking coal to the industrial sector in the People’s Republic of China (the “PRC” or “China”). Our processed coking coal is primarily purchased by coke and steel producers for the purpose of making the coke required for the steel manufacturing process. Our operations are conducted exclusively by an entity in China, Shanxi Puda Coal Group Co., Ltd (“Shanxi Coal”), which we control through 90% indirect equity ownership.

We clean raw coking coal sourced from third-party coal mines primarily located in Liulin County, Shanxi Province, and market the cleaned, high quality coking coal to coke and steel makers in our geographic market. Our current primary geographic markets include Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, China.

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

The central area of Shanxi Province, where our three coal washing plants are located, is known for its high quality coking coal reserves.  We are strategically located in proximity to some of the highest quality coking coal reserves suitable for steel making. Our three coal washing plants are located in Liulin County, Zhongyang County and Linshi County, all of which are within approximately 150 miles of our headquarters in Taiyuan City.  Our accumulated coal washing capacity is about 3.5 million MT per year. As a large-volume supplier, we expect to continue to enjoy certain advantages as we believe that our primary customers will continue to focus on suppliers that can deliver large volume, consistently high-quality coking coal. We also expect to be well positioned to serve the demand for steel production in China - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities. These customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by railroad which is the most cost effective method for coal transportation.

We have three coal washing plants:  Shanxi Liulin Jucai Plant, located in Liulin County, about 2 miles away from Jucai Coal, has an annual cleaning capacity of 1.1 million MT; Shanxi Zhongyang Ruixu Plant, located in Zhongyang County, has an annual clean coal washing capacity of 1.2 million MT; Linshi Dongqiang Plant, located in Linshi County, has an annual coal washing capacity of 1.2 million MT. In 2009, we produced about1.9 million MT cleaned coal, which is 54% of the 3.5 million MT annual production capacity.

To diversify our source of revenue and increase our gross margin, our board of directors has approved a change in its business strategy to permit us to enter into coal mining business, which can be operated separately from or synergistically with, our coal washing business.  In December 2009, Puda announced that our subsidiary, Shanxi Coal, had entered into agreements with two companies to acquire assets and mining rights with respect to two coal mines.

On May 14, 2009, Shanxi Coal entered into an Agreement of Shares Transfer with two unrelated individuals to purchase their 18% ownership in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million (approximately $14.6 million).  The transaction was closed on December 3, 2009.  According to the agreement, Shanxi Coal, will be paid dividends semiannually based on its 18% ownership in Jianhe Coal and aggregate dividend to be declared will be no less than 80% of the net profits of Jianhe Coal.  In addition, Shanxi Coal has first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.

On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County Yucheng City. Shanxi Coal has the government’s permission to acquire and consolidate the eight coal mines into five, which should increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons.

On December 11, 2009, Shanxi Coal entered into a Mining Right and Mining Assets Transfer Agreement  (the “Da Wa Agreement”) with Pinglu County Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”), pursuant to which Shanxi Coal will purchase from Da Wa Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Yuncheng City, Shanxi Province of China.  As consideration, Shanxi Coal will pay Da Wa Coal an aggregate purchase price of RMB 190 million (approximately $27.8 million) in cash, of which RMB 46.6 million ($6.8 million) is for the tangible assets and RMB 143.4 million ($21.0 million) is for the mining right and compensation to Da Wa Coal.  On December 11, 2009, Shanxi Coal also entered into a Mining Right and Mining Assets Transfer Agreement (the “Guanyao Agreement”) with Pinglu County Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”), pursuant to which, Shanxi Coal will purchase from Guanyao Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Yuncheng City and Yuanqu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Guanyao Coal an aggregate purchase price of RMB 94.80 million (approximately $13.9 million) in cash, of which RMB 37.6 million ($5.5 million) is for the tangible assets and RMB 57.2 million ($8.4 million) is for the mining rights and compensation of Guanyao Coal.

As of the date of this report, we have paid 15% of the purchase price of each of the Da Wa Agreement and Guanyao Agreement. The consummation of the transactions are expected to take place in April 2010 upon the transfer of the registrations, ownership certificates of the mining rights and land and property deeds.

Following the appointment by the Shanxi provincial government as the consolidator of eight coal mines located Pinglu County, Yuncheng City, Shanxi Province, Shanxi Coal received an approval in March 2010 by the Shanxi provincial government to acquire and consolidate four additional coking coal mines into one coal mine located in Huozhou County, Lingfen City of Shanxi Province.  Management believes that after the consolidation, the total annual capacity of the mines should increase from current approximately 720,000 metric tons to 900,000 metric tons. As of the reporting date, no definitive agreement was signed on the project.

Our principal executive office is located at 426 Xuefu Street, Taiyuan City, Shanxi Province, China. Our telephone number is +86 (351) 2281302 and our facsimile number is +86 (351) 7034404.

History and Background of the Company

Puda Coal, Inc. (formerly Purezza Group, Inc.) (the “Company” or “Puda”) was initially incorporated in Florida on August 9, 2001 under Florida law.  On July 30, 2009, the Company was reincorporated in the State of Delaware.  From September 8, 2005 to September 22, 2009, the Company’s common stock was traded on the over-the-counter Bulletin Board. Since September 22, 2009, the Company’s common stock has been trading on the NYSE Amex LLC Exchange (the “NYSE Amex”) under the ticker symbol “PUDA.”

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

Prior to our acquisition of 90% of the capital stock of Shanxi Coal on November 8, 2007, the owners of Shanxi Coal were Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%). Ming Zhao is the chairman and chief executive officer of Puda before June2008. Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Ming Zhao and Yao Zhao are brothers.

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

As of December 31, 2009, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

•	Puda Coal, Inc.: Mr. Ming Zhao (approximately 48%); Mr. Yao Zhao (approximately 12%) held directly.

•	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 48%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda.

•	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 48%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (8%); Mr. Yao Zhao (2%) held directly, Mr. Ming Zhao (approximately 43%); Mr. Yao Zhao (approximately 11%) held indirectly through Puda, BVI and Putai.

Effective on July 30, 2009 (the “Effective Date”), the Company completed a reincorporation from a Florida corporation to a Delaware corporation.  Each issued and outstanding share of common stock, par value $0.001 per share, of the Florida-incorporated Company was automatically converted into 0.142857 issued and outstanding share of common stock, par value $0.001 per share, of the Delaware-incorporated Company (the “7-to-1 Share Conversion”).  No fractional shares were or will be issued in connection with the conversion; instead, the Company rounded up any fractional share to the nearest whole number. Any common shares exercised from the warrants or stock options which were issued before the Effective Date were also subject to the conversion ratio of 7 to 1. The total number of authorized shares of common stock and preferred stock did not change as a result of the conversion.  Although the 7-to-1 Share Conversion occurred on July 30, 2009, it was retroactively reflected in the consolidated financial statements as if the reverse split was effective from January 1, 2007.

Corporate Structure

Our company has an offshore holding structure commonly used by public companies with operations in China. We are a Delaware corporation which owns Puda Investment Holding Limited or BVI, an International Business Company incorporated in the British Virgin Islands; BVI owns Putai, a wholly foreign-owned enterprise established under the laws of the PRC. Our operations are conducted exclusively through our 90% subsidiary Shanxi Coal, a PRC limited liability company.

As of December 31, 2009, our organizational structure is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Ming Zhao (8%) and Yao Zhao (2%)
| 100%		|
Shanxi Putai Resources Limited "Putai"	90% —>	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

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

Coal Washing Industry in China

Coal plays a fundamental role in the global economy. China is both one of the largest consumers and producers of coal in the world. Based on China’s official statistics, in 2009, the raw coal production was 2.96 billion MT, a 12.7% increase over 2008, when the raw coal production was 2.626 billion MT.  Coal, in its raw or processed forms, is mainly used in four major industries:  coal fired power plants, steel manufacturing, metallurgy of non-ferrous metals and cement production.

Steel production is highly dependent on high quality coking coal feedstock. Based on the statistics of International Iron and Steel Institute, China was the largest steel producer in the world, who produced about 567 million MT and 500 million MT raw steel in 2009 and 2008 respectively, representing 46% and 38% of the world’s total steel production in 2009 and 2008. Large Chinese steel industry led China's coking coal industry, which stimulates cleaned coal industry.

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

By utilizing modern cleaning facilities and adhering to Shanxi Province’s emissions standards, we believe we have adopted a business strategy that should fit the industry’s development path. Because of our long-standing relations with our customers - mostly, coking companies that supply the steel mills and steel mills with their own coking facilities - we may in the future increase our market share of cleaned coking coal sold in Shanxi Province.

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

Raw Coal Supply

One of our competitive advantages is our access to the high-quality raw coking coal in Liulin County, Shanxi Province - an area known as China’s “King of Coal”, which has the highest processing yield and the lowest processing cost of any coking coal in China. As of the date of this report, we are not a coal mining operation and do not own any coal mines. However, our coal cleaning facilities are located in Shanxi Province, where high quality of coking coal reserves exists. Proximity to this high quality raw coking coal is critical to us for many reasons, including:

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

We are supplied with raw coking coal by 17 coal mines, of which 12 mines are located in Liuling County in Shanxi Province. The high-quality raw coking coal we need to source and process to meet the quality level required by steel makers is more difficult to access in China than medium and low quality raw coal, which is a commodity and more readily available.

One of our suppliers of high quality raw coking coal is Jucai Coal, a coal mine that is owned 75% by Yao Zhao, a manager at the coal washing plants of Shanxi Coal and brother of our Chairman, Ming Zhao, and a 19.79% (9.08% after the warrant exercise) stockholder of Puda. In addition to us, Jucai Coal also supplies high grade coal to other unrelated parties. Jucai Coal sold us 188,691MT and 343,758MT in 2009 and 2008, respectively. We currently have a preferred supply arrangement with Jucai Coal. This agreement gives us priority over its other customers and subject to its output capacity, Jucai Coal has agreed to supply us with our entire high quality raw coking coal requirements pursuant to a coal supply agreement. We receive favorable pricing terms which are at a RMB 30 (approximately $4) to RMB 50 (approximately $7)  discount per MT from the price Jucai Coal sells to its other customers. Payment terms are based on industry standards of 75% of the total purchase price is paid to Jucai Coal at delivery with the balance due within 30 days after delivery. Furthermore, Jucai Coal is required to maintain the quality of the coking coal at high quality which requires that such coking coal shall have a maximum 4% internal ash content, maximum 0.6% sulfur content, and external ash content of less than 10%. This preferred supply agreement expires by its terms on November 17, 2015 and may be terminated sooner if both parties agree to do so.

We are supplied and have access to lower quality coking coal from a number of other coal mines in Shanxi Province which produce raw coking coal with an internal ash content in excess of 7%. Sources of lower quality coking coal are plentiful around our cleaning facilities, and this lower quality coking coal typically sells at a discount to the prevailing high quality raw coking coal.

By the end of fiscal year 2009, we had 17 suppliers, with no one supplier who supplied more than 10% of our total raw coal purchase for year 2009.  In 2008, we had 19 raw coal suppliers, with no one supplier who supplied more than 10% of our raw coal purchase.

We also source raw coking coal from two major coal mines located in Liulin County near our cleaning facilities. These mines produce quality coking coal, although not at the quality level which Jucai Coal produces. These suppliers provide raw coking coal with maximum 0.6% sulfur content, 7% internal ash content, and 12 to 14% external ash content. These suppliers are:

•	Liujiazhuang Coal Mine - Shanxi Coal purchased about $8,065,596, $12,152,000 and $13,249,964 of raw coal from this mine in 2007, 2008 and 2009, respectively.

•	Liulin Dadongzhuang Coal Mine - Shanxi Coal purchased about $7,880,949, $12,839,000 and $13,180,846 of raw coal from this mine in 2007, 2008 and 2009, respectively.

Operations

We have three coal washing plants, of which one is located in Liulin County, one is located in Zhongyang County and one is located in Lingshi County. In 2009, we produced about 1.9 million MT clean coal, which is 54% of the total 3.5 million MT annual production capacity. The details about the three plants are as follows:

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

As substantially all of our business operations are conducted in China, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China, currency fluctuations and other risks relating to doing business in China. For a detailed description of these risks, see risk factors sections under the sub-heading “Risks Relating to Doing Business in China,” starting from page 16.

Strategic Expansion

By significant expansion of coking coal cleaning capacity, over the years, Puda’s coal washing business has grown steadily and it has become a mature and sustainable business, generating sufficient cash flows for daily operations. We believe that we should be well positioned to participate in the early stages of China’s modernization of the coal, coking and steel making industries. To diversify our source of revenue, achieve higher gross margin and continue to enhancing shareholder value, we have made a strategic move to enter the coal mining segment, which should enable the Company to enhance overall profit margins and solidify its position in the coal processing value chain.

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

On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County. Shanxi Coal has the government’s permission to acquire and consolidate the eight coal mines into five, which could increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons.

On December 4, 2009, Shanxi Coal purchased 18% ownership of Jianhe Coal for an aggregate purchase price of RMB 100 million (approximately $14.6 million).

On December 11, 2009, Shanxi Coal entered into a Mining Right and Mining Assets Transfer agreement with Da Wa Coal, pursuant to which Shanxi Coal will purchase from Da Wa Coal all its tangible assets and coal mining right located in Pinglu County.  As consideration, Shanxi Coal will pay Da Wa Coal an aggregate purchase price of RMB 190 million (approximately $27.8 million) in cash, of which RMB 46.6 million ($6.8 million) is for the tangible assets and RMB 143.4 million ($21.0 million) is for the mining right and compensation to Da Wa Coal.  On the same date, Shanxi Coal also entered into a Mining Right and Mining Assets Transfer Agreement with Guanyao Coal, pursuant to which, Shanxi Coal will purchase from Guanyao Coal all its tangible assets and coal mining right located in Pinglu County. As consideration, Shanxi Coal will pay Guanyao Coal an aggregate purchase price of RMB 94.80 million (approximately $13.9 million) in cash, of which RMB 37.6 million ($5.5 million) is for the tangible assets and RMB 57.2 million ($8.4 million) is for the mining right and compensation of Guanyao Coal.

As of the date of this report, the above two transactions have not been closed. The consummation of the two transactions is expected to take place in April 2010 upon the transfer of the registrations, ownership certificates of the mining right and land and property deeds.

Following the appointment by the Shanxi provincial government as the consolidator of eight coal mines located Pinglu County Yuncheng City Shanxi Province, Shanxi Coal received an approval in March 2010 by the Shanxi provincial government to acquire and consolidate four additional coking coal mines into one coal mine. After the consolidation, management believes that the Jianhe Project will have the ability to increase the total annual capacity of the four coal mines from 720,000 metric tons to 900,000 metric tons.

As of the reporting date, we have not signed any definitive agreement with any of the four coal mines.

Customers

Most of our current customers are China coke producers (who then sell their coke to major steel makers) and steel mills that have their own coking facilities. In 2008, we sold 2,342,059 MT of cleaned coking coal to 19 different customers. In 2009, we sold 1,928,888 MT of cleaned coking coal to 19 different customers. This represents a decrease of 18% from 2008, due primarily to the weak demand from our customers and the economic downturn which had a negative impact on the steel plants’ production and sales.

In 2009 and 2008, we had 19 and 19 customers, respectively. In 2009 and 2008, no customer counted for more than 10% of our annual sales.

With railway access to Shanxi Province, Inner Mongolia Antonomous Region, Hebei Province, Beijing and Tianjin, we can readily service the growing demand for steel production among our long-standing coke producing and steel mill customers. Our current primary geographic markets include Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin.

In Shanxi Province alone, the independent coke producers supply 50% of China’s coke and 80% of China’s exported coke. We believe that much of the demand for coking coal is currently satisfied by off-specification grade coking coal of a lower quality, in which case, management believes that the gap between market demand for and supply of premium cleaned coal presents an opportunity for us. This is the market which we intend to continue to pursue aggressively as we believe steel makers will continue to focus on suppliers that can deliver large volume, consistent quality, and specification grade coking coal at competitive prices.

Employees

We had approximately 333 employees as of December 31, 2009 as compared to 328 employees as of December 31, 2008.  All of our employees are full-time employees. The following table shows the breakdown of the number of employees by department.

Department	Job Title / Responsibility	Number of Employees
Corporate	President, Vice Presidents, Managers	8
Finance	Finance and Accounting	9
Supply; Marketing and Sales	Purchase raw coal and maintain relationship with suppliers; Sell cleaned coal, maintain relationship with customers, and acquire new customers	26
Transportation	Short-range truck drivers (within plant)	15
Production	Produce cleaned coal	213
Quality Control	Quality check on input (raw coal) and output (cleaned coal)	21
Reception and Security	Administrative matters on reception and security	41
Total		333

Distribution

We sell our clean coking coal through a direct sales force of approximately 19 full-time employees who market directly to our customers, who are mostly coking companies that supply steel mills and steel mills with their own coking facilities. We do not have any agreements with any third-party distributors or wholesalers. While individual sales might be made to a customer who is not subject to a supply agreement if requested and we had adequate capacity at the time, most of our sales are pursuant to agreements which are signed for one-year terms, with annual renewals. Our customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by rail lines, which is the most cost effective method for coal transport.

Intellectual Property

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China’s steel making industry.

We have no patents, trademarks, other licenses, franchises, concessions or royalty agreements. In 2009, 2008 and 2007, we did not incur any expenditure on research and development activities.

Governmental Approvals

We are not required to obtain any special governmental approvals for our products and we do not expect any probable government regulations on our products in the foreseeable future.

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

We have adopted a business strategy to enter into coal mining business, including acquisitions of coal mines.  If we are unable to obtain or manage these external growth opportunities successfully, we will not be able to grow our business in the way that we currently expect.  The availability of high quality coal mines is limited and we are not certain that we will be able to identify suitable candidates or complete transactions on terms that are acceptable to us.  In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all.  The availability of such financing is further limited by the current global economic downturn. In addition, even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect.  If we are unsuccessful in our external growth strategy, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

Our future operating results have been and may continue to be affected by fluctuations in raw material prices. We may not be able to pass on cost increases to customers.

Our operating profits have been and may continue to be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and have purchased and may continue to have to purchase  raw coking coal at higher prices. In the past, we were unable to pass the cost increase of raw coal on to customers and may not be able to do so in the future either. This has adversely affected and may continue to adversely affect our gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customer under these provisions, many agreements permit customers to terminate the contract or refuse to buy all of the quantities contracted for. Market prices for raw coking coal fluctuate in most regions in China. From the beginning of 2008 the price of raw coking coal rose significantly and the price arrived to historically highest level in October 2008, and then decreased afterwards. In 2009, the raw coal prices remained at a relatively higher level due to shortage in supply because many coal mines were temporarily shut down by the Shanxi provincial government during the processing of coal mine consolidation. We were not able to fully pass these cost increases on to our customers and may not be able to do so with any future increases in the cost of raw materials. Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products.

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

A substantial portion of our sales are made under coal sales agreements, which are important to the stability and profitability of our coal washing operations. It is common business practice in China that coal purchase and sale agreements are signed for one year terms, with annual renewals. This practice makes it difficult for us to forecast long-term purchase and sale quantities and can negatively affect our ability to manage inventory. These agreements may expire or be terminated. Cleaned coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Moreover, even if sales agreements are in force, buyers are generally not obligated to take the quantities specified in the contracts.

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

We financed the acquisition of the Shanxi Liulin Jucai Plant and the Zhongyang Plant through Resources Group, an entity owned 80% by Ming Zhao, 10% by Yao Zhao, 5% by Xue Ning, Ming Zhao’s wife, and 5% by Xue Yue, a second-generation cousin of Xue Ning, for an aggregate cost of $13 million paid through a 6% secured Facilities Loan amortized over 10 years. The note is secured by the assets purchased. If we default on the loan, the security could be enforced and title to the assets could be lost, having a significant negative impact on our ability to produce our products.

Since the Zhaos are equity owners of Resources Group they may have a conflict of interest with the Company. If the lien is enforced after a default, the secured assets would be transferred to an entity which is owned by them. Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. As the equity owners of 10% of the registered capital of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos and their family. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (as of the date of report, 39.14% and 9.79% of our outstanding common stock), they can largely control the actions which we take. Ming Zhao is our Chairman of the board of directors. In addition, the Zhao brothers also control the mine, Jucai, of which is one of our suppliers. By limiting or eliminating our supply, they could adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. See also the risk below, “Our principal stockholders have significant control over the company and may have conflicts of interest with the company.”

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

The financial markets are currently experiencing a downturn around the world. Many of our customers and suppliers may encounter much uncertainty and risks due to the weakened business environment and credit availability.  As a result, these customers and suppliers may be unable to satisfy their contract obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance.

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

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of December 31, 2009, the last trading day in 2009, Renminbi appreciated to approximately 6.8259 Renminbi per U.S. dollar.  It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results. Results of Shanxi Coal’s operations are translated at average exchange rates into United States dollar for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

Climate change poses both regulatory and physical risks that could adversely impact our business, financial position, results of operations and liquidity.

Climate change could have a potential economic impact on us and climate change mitigation programs and regulations could increase our costs. Energy costs could be higher as a result of climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. In addition, climate change may increase the frequency or intensity of natural disasters. As such, we cannot assure you that climate change will not adversely impact our business, financial position, results of operations and liquidity.

Risks Associated with Our Common Stock

Our stock price has been extremely volatile and may continue to fluctuate significantly, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our common stock has been and may continue to be subject to significant daily fluctuations.  During the three months ended December 31, 2009, the closing sale prices of our ordinary shares on the NYSE Amex ranged from $5.16 to $8.46 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of material customer agreements or acquisition, the operating and stock price performance of other companies that investors may deem comparable, new government restrictions or regulations and news reports relating to trends in our markets.  In addition, the stock market in general, and the market prices for China-related companies recently have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Our stock prices could decrease if a substantial number of shares are sold under Rule 144.

A substantial number of Puda’s outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a our outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. The SEC amended Rule 144 and, effective February 15, 2008, non-affiliates may sell restricted securities without volume limitations or other requirements after having held the securities for six months. If a substantial number of shares of our stock are sold under the amended Rule 144 or other exemption, it could cause the price our stock to go down.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

As of the date of this report, Ming Zhao and Yao Zhao own in total approximately 48.93% of the Company’s outstanding shares, and upon the exercise of all of the outstanding warrants, they will own in total approximately 45.12% of our outstanding stock and, acting together, will be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. In addition, corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained by consent action, without any meeting of stockholders, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, the Zhao brothers could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of the Zhao brothers may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, the Zhao brothers may be influenced by interests that conflict with yours. You should not buy our common stock unless you are willing to entrust all aspects of operational control to Puda’s current management team.

Our principal stockholders have significant control over the company and may have conflicts of interest with the company.

Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. First, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us (48.93%, and 45.12% after the warrant exercise), they can control the actions which we take. Ming Zhao is our Chairman of the board of directors. Second, the Zhao brothers control the mine which is one of our raw coal suppliers. We currently secure raw coal from local Liulin County coal mines, including Jucai Coal, a coal mine that is 75% owned by Yao Zhao, Mr. Ming Zhao’s brother and a manager of the coal washing plants of Shanxi Coal. By limiting or eliminating our supply, the Zhao brothers, who control our coal mine supplies, could adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. In addition, the Zhao brothers may declare dividends out of Shanxi Coal, in which they own 10% of the direct equity interest even though it would be in the interests of Puda for Shanxi Coal, to reinvest its profits into the business.

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

In 2005, Shanxi Coal, our 90% subsidiary, declared dividends of $1,715,470, payable to Ming Zhao (80%) and Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid in October 17, 2008. In September 2008, Shanxi Coal declared RMB 8 million ($1,170,754) dividend to its shareholders, which has not been paid as of the date of this report.  No dividend was declared in 2006, 2007, 2008 or 2009. We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash contributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any. See “Dividend” on page 24.

The Company has the right to issue additional common stock and preferred stock without the consent of shareholders. This would have the effect of diluting your ownership in the company and could decrease the value of your stock.

There are additional authorized but unissued shares of our common stock that may be later issued by our board of directors for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company.

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

Section 404 of the Sarbanes Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting beginning with our Annual Report filed for a fiscal year ending on or after December 15, 2007 and have our independent registered public accounting firm attest to such evaluation for fiscal years ending on or after June 15, 2010.  Compliance with these requirements can be expensive and time consuming. While we believe that we met and will continue to be able to meet the applicable deadlines, no assurance can be given that we will meet the required deadlines in future years.  If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation when we are required to have such attestation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

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

The two plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group on November 17, 2005, which is controlled by Ming Zhao (80%) and by Yao Zhao (10%). The Shanxi Liulin County Plant, which is located in Liulin County, Shanxi province, started production in December of 2005. The Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million. The Zhongyang County Plant, which is located in Zhongyang County, Shanxi province, started production in April of 2006. The Zhongyang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly. The loan is secured by the Shanxi Liulin Jucai Plant and the Zhongyang Plant. Shanxi Coal pledged the Liulin and Zhongyang coal washing plants and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The annual purchase price payment made by Shanxi Coal to Resources Group in 2008 and 2009 were $1,300,000.

Our Linshi Plant, which is located in Linshi County, has an annual coal washing capacity of 1.2 million MT. We purchased this facility through an asset exchange with Linshi Coal & Chemical on June 22, 2007. Upon the closing of the asset exchange, Shanxi Coal acquired all the assets of a coal washing plant of Linshi Coal & Chemical, which has an annual coal washing capacity of 1.2 million MT and a book value of RMB 57 million (approximately $7.4 million). In exchange, Linshi Coal & Chemical received RMB 45.5 million (approximately $5.9 million) in cash from Shanxi Coal and all the assets of a coal washing plant of Shanxi Coal located in Liulin County of the same province, which has an annual coal washing capacity of 400,000 ton and a book value of RMB 11.5 million (approximately $1.5 million).

The management believes that the above facilities are in good condition and suitable for the cleaned coking coal production.

Shanxi Coal entered into agreements with Resources Group in 2001 to lease 200 square meters office as headquarters office of Shanxi Coal, which is in Taiyuan, Shanxi, and certain equipment (“the office lease agreement”). The rent was RMB50,000 per year with the lease term of 8 years ended December 31, 2008. On January 10, 2009, the office lease agreement was renewed with rent of RMB 90,000 per month for 1500 square meters office and lease term of 5 years ending December 31, 2013.

We do not own or lease any undeveloped property, and all the above facilities are currently in good working condition. We do not have any plan for property improvement or development in the foreseeable future.

In  2009, Shanxi Coal maintained property insurances coverage in the amount of $31,329,000 (RMB214,000,000) through The People’s Insurance Company of China (“PICC”).

Item 3. Legal Proceedings

There is currently no material, pending legal proceedings against us or with respect to any of our property.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

 Effective on July 30, 2009, we completed a reincorporation from Florida to Delaware. Following the reincorporation, each issued and outstanding share of common stock, par value $0.001 per share, of the Florida-incorporated company was automatically converted into 0.142857 issued and outstanding share of common stock, par value $0.001 per share, of the Delaware-incorporated company.

On September 17, 2009, the NYSE Amex informed us that it had authorized the listing of our common stock on the NYSE Amex.  Our common stock ceased trading on the OTC and commenced trading on the NYSE Amex on September 22, 2009 under the ticker symbol “PUDA.”

Our common stock is quoted under the symbol “PUDA” on NYSE Amex exchange market, The high and low sales prices for the periods presented have been adjusted to reflect the 7-to-1 Share Conversion:

	High*	Low*
2008
March 31, 2008	6.37	1.89
June 30, 2008	4.76	2.31
September 30, 2008	3.57	1.75
December 31, 2008	2.38	1.26
2009
March 31, 2009	2.03	1.19
June 30, 2009	4.34	1.75
September 30, 2009	6.65	3.15
December 31, 2009	8.46	5.16

*	Source: Yahoo! Finance

Holders

As of December 31, 2009 there were 15,686,720 shares outstanding and approximately 136 holders of record of our common stock. See “Security Ownership of Certain Beneficial Owners and Management.”

Dividend

In 2005, Shanxi Coal declared dividends, adjusted at exchange rate, equals to $1,715,470, payable to Ming Zhao (80%) and Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid in October 17, 2008. In September 2008, Shanxi Coal declared dividends equal to $1,170,754 to its shareholders as follows:  $1,053,678 to Putai, a 90% equity owner; $93,661 to Mr. Ming Zhao, an 8% owner, and $23,415 to Mr. Yao Zhao, a 2% owner. As of the date of this report, the declared dividend has not been paid.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, information with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Puda Coal, Inc. 2008 Equity Incentive Plan *	1,429	$17.5	503,088	(1)
Equity compensation plans not approved by security holders:	None	N/A	N/A

*	after the 7-to-1 Share Conversion

(1)
This number represents the number (after 7 to 1 Share Conversion) of securities available for future issuance under the Plan, excluding the shares that the Company is obligated to issue to the directors under the directors contracts and the shares issuable upon the exercise of 1,429 warrants hold by Mr. Ni.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer

            None.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2009 are derived from the audited consolidated financial statements of Puda Coal, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended December 31,
	2009	2008	2007	2006	2005
OPERATIONS DATA	$’000	$’000	$’000	$’000	$’000

Revenues	$214,066	$242,338	$165,267	$137,771	$51,710

Net income	5,481	17,061	10,874	1,354	965

Option holder preference dividend	-	-	-	(2,717)	(2,717)
Income/(loss) applicable to common shares	$5,481	$17,061	$10,874	$(1,363)	$(1,752)

Income/(loss) per common share - basic and diluted	$0.36	$1.12	$0.77	$(0.14)	$(0.21)

Cash dividends declared per common Share	$0.00	$0.00	$--	$--	$0.14

BALANCE SHEET DATA
Total assets	$111,201	$98,632	$81,264	$62,984	$46,701
Convertible notes and warrants	$7,620	$4,086	$7,421	$13,894	$18,925
Other Long-term debt	$6,500	$7,800	$9,100	$10,400	$11,700
Shareholders' equity	$83,959	$72,277	$48,581	$23,037	$6,082

QUARTERLY FINANCIAL DATA

Unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements, related notes and other financial information and the Company's quarterly reports on Form 10-Q for the fiscal years 2009 and 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
YEAR ENDED December 31, 2009
Revenues	$49,721	47,990	56,106	$60,249	$214,066
Gross profit	$3,871	3,602	5,375	$5,309	$18,157
Net income/(loss)	$2,116	1,729	(621)	$2,257	$5,481
Option holder preference dividend	$--	--	--	$--	$--
Income applicable to common shares	$2,116	1,729	(621)	$2,257	$5,481
Income/(loss) per common share - basic and diluted	$0.14	0.11	(0.04)	$0.15	$0.36

YEAR ENDED December 31, 2008
Revenues	$50,598	53,188	74,051	$64,501	$242,338
Gross profit	$7,453	6,697	10,190	$5,996	$30,336
Net income	$4,295	2,863	6,539	$3,364	$17,061
Option holder preference dividend	$--	--	--	$--	$--
Income applicable to common shares	$4,295	2,863	6,539	$3,364	$17,061
Income per common share - basic and diluted	$0.28	0.21	0.42	$0.21	$1.12

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenue. Net revenue was $214,066,000 for the year ended December 31, 2009, compared to $242,338,000 for the year ended December 31, 2008, a decrease of $28,272,000, or 12%. The decrease in revenue was primarily due to decreased tonnage sales of cleaned coal, which was partially offset by increased selling price.  The tonnage sales of cleaned coal decreased approximately 413,000 MT, or 18%, from approximately 2,342,000 MT for the year ended December 31, 2008 to approximately 1,929,000 MT for the year ended December 31, 2009. Approximately $42,539,000 of the total revenue decrease in the year ended December 31, 2009 is attributed to the decrease in tonnage sales of cleaned coal.  The selling price of cleaned coal increased approximately $8 or 8%, from approximately $103 per ton for the year ended December 31, 2008 to approximately $111 per ton for the year ended December 31, 2009.  This increase in average selling price offset the decrease in total revenue by approximately $15,432,000.  The decrease in tonnage sales were primarily due to decreased orders of cleaned coal from customers for the year ended December 31, 2009 as a result of general economic downturn.

Cost of Revenue. Cost of revenue was $195,909,000 for the year ended December 31, 2009, compared to $212,002,000 for the year ended December 31, 2008, a decrease of $16,093,000, or 8%.  This was primarily due to decreased tonnage sales of cleaned coal, which was partially offset by increased raw coal unit cost.  Approximately $35,518,000 of the decrease in the total cost of revenue in the year ended December 31, 2009 is attributable to the decrease in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $9 or 10%, from approximately $86 per ton for the year ended December 31, 2008 to approximately $95 per ton for the year ended December 31, 2009.  This increase in average raw coal unit cost offset the decrease in cost of revenue by approximately $17,361,000.

Gross Profit. Gross profit was $18,157,000 for the year ended December 31, 2009, compared to $30,336,000 for the year ended December 31, 2008, a decrease of $12,179,000, or 40%. Gross profit margins for the year ended December 31, 2009 and 2008 were 8% and 13%, respectively. Such decrease in gross profit margins was primarily due to an increase in average purchase price of raw coal across the year ended December 31, 2009 which exceeded the increase in selling price.

Selling Expenses. Selling expenses were $2,453,000 for the year ended December 31, 2009, compared to $3,191,000 for the year ended December 31, 2008. This represents a decrease of $738,000, or 23%, primarily due to the decrease in sales volume in the year ended December 31, 2009.

General and Administrative Expenses. General and administrative expenses were $1,167,000 for the year ended December 31, 2009, compared to $2,207,000 for the year ended December 31, 2008. This represents a decrease of $1,040,000, or 47%, which was primarily a result of $979,000 reverse of accrual on overprovided staff welfare benefits.

Income from Operations. Income from operations was $14,537,000 for the year ended December 31, 2009, compared to $24,938,000 for the year ended December 31, 2008. The decrease of $10,401,000, or 42%, was primarily the result of decrease in gross profit of $12,179,000, which was partially offset by a decrease in operating expenses of $1,778,000.

Interest Income.  Interest income was $89,000 for the year ended December 31, 2009, compared to $406,000 for the year ended December 31, 2008.  This represents a decrease of $317,000, or 78%.  The decrease is primarily due to a decrease in interest income from a short-term loan to an unrelated party.

Interest Expense. Interest expense was $518,000 for the year ended December 31, 2009, compared to $763,000 for the year ended December 31, 2008.  This represents a decrease of $245,000, or 32%, and such decrease was primarily due to a decrease in interest payments of $169,000 for the 8% convertible notes, and a decrease in interest payments of $76,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

Debt Financing Costs. Debt financing costs were $nil for the year ended December 31, 2009, compared to $778,000 for the year ended December 31, 2008.   The decrease was primarily due to a decrease in amortization of discount on convertible notes and warrants of $399,000, and a decrease in penalty payment of $379,000 for not having the registration statement effective by March 17, 2006.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $5,036,000 for the year ended December 31, 2009 and derivative unrealized fair value gain of $394,000 for the year ended December 31, 2008, respectively represented a change in fair value of the warrants.

Other Income (Expense). Other income of $59,000 in the year ended December 31, 2009 represented the interest payments unclaimed by the convertible note investors.  Other expense of $719,000 in the year ended December 31, 2008 represented the donation for earthquake rescue efforts in Sichuan Province, PRC.

Income Before Income Taxes. Income before income taxes was $9,131,000 for the year ended December 31, 2009, compared to $23,478,000 for the year ended December 31, 2008. The decrease of $14,347,000, or 61%, was primarily the result of a decrease in operating profit of $10,401,000, an increase in derivative unrealized fair value loss of $5,430,000, and a decrease in interest income of $317,000, which was offset by a decrease in debt financing costs of $778,000, a decrease in other expense of $778,000, and a decrease in interest expense of $245,000 in the year ended December 31, 2009.

Income Taxes. Income taxes were $3,650,000 for the year ended December 31, 2009, compared to $6,417,000 for the year ended December 31, 2008, a decrease of $2,767,000, or 43%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The decrease was primarily the result of the decrease in operating profit of Shanxi Coal from $25,160,000 in the year ended December 31, 2008 to $15,469,000 in the year ended December 31, 2009.

Net Income. Net income was $5,481,000 for the year ended December 31, 2009, compared to $17,061,000 for the year ended December 31, 2008, a decrease of $11,580,000, or 68%, mainly due to, a decrease in operating profit of $10,401,000, an increase in derivative unrealized fair value loss of $5,430,000, and a decrease in interest income of $317,000, which was offset by a decrease in income taxes of $2,767,000, a decrease in debt financing costs of $778,000, a decrease in other expense of $778,000, and a decrease in interest expense of $245,000 in the year ended December 31, 2009.

Inflation had no significant impact on the Company’s results of operations for the years ended December 31, 2009 and 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenue. Net revenue was $242,338,000 for the year ended December 31, 2008, compared to $165,267,000 for the year ended December 31, 2007, an increase of $77,071,000, or 47%. The increase in revenue was primarily due to increased tonnage sales of cleaned coal and increased selling price.  The tonnage sales of cleaned coal increased approximately 329,000 MT, or 16%, from approximately 2,013,000 MT for the year ended December 31, 2007 to approximately 2,342,000 MT for the year ended December 31, 2008. Approximately $26,978,000 of the total revenue increase in the year ended December 31, 2008 is attributed to the increase in tonnage sales of cleaned coal.  The selling price of cleaned coal increased approximately $21 or 26%, from approximately $82 per ton for the year ended December 31, 2007 to approximately $103 per ton for the year ended December 31, 2008.  Approximately $49,182,000 of the total revenue increase in the year ended December 31, 2008 is attributed to the increase in average selling price. The increase in tonnage sales and selling price were primarily due to increased orders of cleaned coal from existing and new customers for the year ended December 31, 2008.

Cost of Revenue. Cost of revenue was $212,002,000 for the year ended December 31, 2008, compared to $136,652,000 for the year ended December 31, 2007, an increase of $75,350,000, or 55%.  This was primarily due to increased tonnage sales of cleaned coal and increased raw coal unit cost.   Approximately $21,385,000 of the increase in the total cost of revenue in the year ended December 31, 2008 is attributable to the increase in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $21 or 32%, from approximately $65 per ton for the year ended December 31, 2007 to approximately $86 per ton for the year ended December 31, 2008. Approximately $49,182,000 of the increase in total cost of revenue in the year ended December 31, 2008 is attributable to the increase in raw coal unit cost.

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

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $394,000 for the year ended December 31, 2008 and derivative unrealized fair value loss of $343,000 for the year ended December 31, 2008 and 2007, respectively represented a change in fair value of the warrants.

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

Business Outlook

China’s 4 trillion yuan economic stimulus package, which was put in place in year 2009 has encouraged steel-intensive infrastructure development projects such as the construction of railway and motor vehicle manufacturing as well as real estate projects. It has driven the demand for steel, which is expected to increase over the next several years across infrastructure projects such as railroads, real estate and automobile construction.

China is expected to produce approximately 600mm MT of steel in 2010, roughly half the world’s total output, according to China Coal Resource.

 In response to record high steel prices driven by the demand in the infrastructure construction sector in China, the steel industry has begun increasing production levels.  We anticipate tonnage sales in 2010 will improve from current levels as steel inventories decline and our customers increase order volumes.

We expect that such demand will provide significant opportunities for suppliers of cleaned coking coal like Puda Coal.  As a result, the management believes the outlook for its coal washing operations is attractive, as the Company has maintained a stable increased customer base and supply tunnels.

It should be noted that, however, the financial markets are currently experiencing unprecedented volatility, stress, illiquidity and disruption around the world. Many of our customers and suppliers may encounter much uncertainty and risks due to the weakened business environment and credit availability. As a result, these customers and suppliers may be unable to satisfy their contract obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance.  See discussions under Item 1A “Risk Factors”.

The Company is currently operating at approximately 54% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand. In addition, the Company has taken steps to execute its strategy of entering the coal mining business to increase profitability.   On May 14, 2009, Shanxi Coal entered into an agreement to purchase 18% ownership in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million ($14,650,000).   The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid as of December 31, 2009.

On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County. Shanxi Coal has the government’s permission to acquire and consolidate the eight coal mines into five, which could increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons.

On December 11, 2009, Shanxi Coal entered into a Mining Right and Mining Assets Transfer Agreement with Da Wa Coal, pursuant to which Shanxi Coal will purchase from Da Wa Coal all its tangible assets and coal mining right located in Pinglu County.  As consideration, Shanxi Coal will pay Da Wa Coal an aggregate purchase price of RMB 190 million (approximately $27.8 million) in cash, of which RMB 46.6 million ($6.8 million) is for the tangible assets and RMB 143.4 million ($21.0 million) is for the mining right and compensation to Da Wa Coal.  On the same date, Shanxi Coal also entered into a Mining Right and Mining Assets Transfer Agreement with Guanyao Coal, pursuant to which, Shanxi Coal will purchase from Guanyao Coal all its tangible assets and coal mining right located in Pinglu County. As consideration, Shanxi Coal will pay Guanyao Coal an aggregate purchase price of RMB 94.80 million (approximately $13.9 million) in cash, of which RMB 37.6 million ($5.5 million) is for the tangible assets and RMB 57.2 million ($8.4 million) is for the mining right and compensation of Guanyao Coal. The consummation of the above transactions is expected to take place around April 2010 upon the transfer of the registrations, ownership certificates of the mining right and land and property deeds.  Shanxi Coal’s obligation for payment is guaranteed by Ming Zhao.

If the Company is unable to manage coal mines successfully, it will not be able to grow its business in the way that it currently expects. Also, in order to pursue such acquisition opportunities, depending on the size of the coal mine acquisition, the Company may need significant additional financing, which may not be available to it on favorable terms, if at all. The availability of such financing is further limited by the recent tightening of the global credit markets and the lack of investors’ confidence in the equity markets. See discussions under Item 1A “Risk Factors”.

 Liquidity and Capital Resources

Net cash provided by operating activities was $1,423,000 for the year ended December 31, 2009, compared to $26,513,000 for the year ended December 31, 2008, a decrease of $25,090,000. This decrease was primarily due to an increase in working capital needs resulting from increased accounts receivable and a decrease in net income.

Net cash used in investing activities of $20,909,000 for the year ended December 31, 2009 was related to the 18% equity interest in Jianhe Coal, and the prepayments for the purchase of mining rights and assets of $6,259,000 in connection with the acquisition of Dawa Coal and Guanyao Coal.  Net cash used in investing activities of $895,000 for the year ended December 31, 2008 was related to the payment of $893,000 to Ming Zhao and Yao Zhao for the purchase of equity interest in Shanxi Coal, and the cash paid to acquire fixed assets of $2,000.

Net cash provided by financing activities of $578,000 for the year ended December 31, 2009 include $1,878,000 from the exercise of warrants, which was offset by $1,300,000 for the repayment of the long-term debt to Resources Group. Net cash used in financing activities of $4,487,000 for the year ended December 31, 2008 was for the repayment of convertible notes upon maturity of $2,015,000, the repayment of long-term debt of $1,300,000, and the payment of 2005 dividends to owners of a subsidiary of $1,172,000.

Our principal on-going capital requirements are to finance our coal washing operations and to fund the payment of the loans to Resources Group, with the outstanding balance of $7,800,000 as of December 31, 2009, for the acquisition of the  Liulin County plant and the Zhongyang County plant, and for the acquisition of coal mines and coal mining assets.

Warrants were also issued in the November 2005 Private Placement to acquire up to 1,831,475 shares of our common stock which are exercisable at price of $4.20 per share, or an aggregate of $7,692,000. We believe that the likelihood of  these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

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

Our cash balance was $19,918,000 as of December 31, 2009. On February 18, 2010, we completed the offering and sale of 3,284,000 shares (including 428,348 overallotment shares to underwriters), for net proceeds of $14.5 million.  We believe that our cash will be adequate to satisfy our anticipated cash requirements for our legacy coal cleaning business as well as to fulfill our commitments to purchase the coal mining assets of Dawa and Guanyao in fiscal 2010, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs. Cash requirements for developing our coal mining strategy and long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it.  Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of Puda’s financial condition and results of operations is based upon Puda’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires Puda to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, Puda evaluates its estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. Puda bases its estimates on historical experience and on various other assumptions that Puda believes to be reasonable under the circumstances, the results of which form Puda’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for doubtful accounts

Puda must make estimates of the collectability of accounts receivable. Puda analyzes historical write-offs, changes in its internal credit policies and customer concentrations when evaluating the adequacy of its allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if Puda makes different judgments or uses different estimates.

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

Impairment of investments

Investments are evaluated for impairment.  Investments carried at cost are adjusted for other-than-temporary declines in realizable value and additional investments.  When the decline is determined to be other-than-temporary, the cost basis for the investment is reduced and a loss is realized in the consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders' equity section in the consolidated balance sheets.  The Company makes such determination based upon a number of factors, including financial condition, operating results, sales forecasts and earnings growth of the investee.

Fair value measures

 Puda adopted Statement of Accounting Standard Codifications (“ASC”) 820 “Fair Value Measurements and Disclosures”. The Company utilizes the income approach to measure fair value for its financial assets and liabilities. Our major category of financial assets and liabilities required to be measured at fair value is derivatives.   The income approach includes option pricing models, such as Black-Scholes.  The option-pricing model is affected by our stock price as well as assumptions regarding a number of variables, including the expected stock price volatility over the term of the warrants (from which the derivatives arise), risk-free interest rate and expected dividends.

Share-based compensation

Share-based compensation expenses are recognized in accordance with ASC 718 “Compensation-Stock Compensation”, which requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue from sales of processed coal is generally recognized when the coal is delivered, title passes to the customer and collectability is reasonably assured.  We assess collectability based primarily on the creditworthiness of the customer and customer’s payment history.

Foreign currency translation

Shanxi Coal’s functional currency is China’s Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Shanxi Coal’s results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gains and losses are not material to the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.  At December 31, 2009, 2008 and 2007, the exchange rates per US$1.00 were RMB 6.83, RMB 6.82 and RMB 7.30, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on Puda because it has not previously engaged in any significant transactions that are subject to the restrictions.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2009.

(In thousand dollars)

Obligations	Total Ending Balance	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$7,800	$1,300	2,600	2,600	1,300
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$632	$158	474	-	-
Purchase Obligations	35,500	27,100	8,400	-	-
Repayment Obligations under Line of Credit	-	-	-	-
Total	$43,932	$28,558	11,474	2,600	1,300

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 99% of our costs and expenses for the year ended December 31, 2009 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99% of our assets were denominated in RMB as of December 31, 2009. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1A of the annual report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Risk Factors.” During the year 2009, the foreign currency translation adjustment to our comprehensive income was $2.64 million, primarily as a result of aggregate effect of foreign currency translation on property, plants and equipment due to RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 10% could increase (decrease) our net income by $1.1 million for the year 2009. As of December 31, 2009, our accumulated other comprehensive income was $10.133 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for.  In China, the purchase price of raw coal increased slightly stable from approximately RMB475 per ton in 2008 to approximately RMB 483 per ton in 2009. Top quality raw coking coal is critical for us to maintain our operating efficiencies and deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $10.0 million for the year 2009. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At December 31, 2009, we had a credit risk exposure of cash at bank of approximately $19,918,000. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers in China. Accounts receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. Our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

Item 8. Financial Statements and Supplementary Data

PUDA COAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
Together With Report Of
Independent Registered Public Accounting Firm
PUDA COAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets	35-36

Consolidated Statements of Operations	37

Consolidated Statements of Changes in Stockholders’ Equity	38-39

Consolidated Statements of Cash Flows	40-41

Notes to Consolidated Financial Statements	42-70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Puda Coal, Inc.

We have audited the accompanying consolidated balance sheets of Puda Coal, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puda Coal, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010, expressed an unqualified opinion.

Moore Stephens

Certified Public Accountants
Hong Kong

March 31, 2010

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands of United States dollars)

	Note(s)	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	23	$19,918	$39,108
Accounts receivable, net	3	25,340	14,645
Other receivables		-	7
Advances to suppliers
- Related parties	4	1,020	879
- Third parties		3,552	5,635
Inventories	5	22,531	21,589

Total current assets		72,361	81,863

PREPAYMENTS	6	6,259	-

PROPERTY, PLANT AND EQUIPMENT, NET	7	13,986	13,370

INTANGIBLE ASSETS, NET	8	3,945	3,399

INVESTMENT, AT COST	9	14,650	-

TOTAL ASSETS		$111,201	$98,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	4,10	$1,300	$1,300
Accounts payable		4,839	4,272
Other payables
- Related parties	4	1,031	1,030
- Third parties		2,650	2,831
Accrued expenses		1,076	1,991
Income taxes payable		1,091	1,319
VAT payable		1,135	1,726

Derivative warrants	11	7,620	-

Total current liabilities		20,742	14,469

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 10	6,500	7,800
Derivative warrants	11, 26	-	4,086

Total long-term liabilities		6,500	11,886

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2009 and 2008
(In thousands of United States dollars)

	Note(s)	December 31, 2009	December 31, 2008
COMMITMENTS AND CONTINGENCIES	12

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 15,828,863 (2008: 15,333,680)		15	15
Paid-in capital		35,212	31,647
Statutory surplus reserve fund	13	1,366	1,366
Retained earnings		37,233	31,752
Accumulated other comprehensive income		10,133	7,497

Total stockholders’ equity		83,959	72,277

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$111,201	$98,632

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2009	2008	2007
NET REVENUE		$214,066	$242,338	$165,267

COST OF REVENUE		195,909	212,002	136,652

GROSS PROFIT		18,157	30,336	28,615

OPERATING EXPENSES
Selling expenses		2,453	3,191	2,975
General and administrative expenses		1,167	2,207	2,215

TOTAL OPERATING EXPENSES		3,620	5,398	5,190

INCOME FROM OPERATIONS		14,537	24,938	23,425

INTEREST INCOME		89	406	83

INTEREST EXPENSE	14	(518)	(763)	(1,577)

DEBT FINANCING COSTS	15	-	(778)	(2,422)

DERIVATIVE UNREALIZED FAIR VALUE (LOSS)/GAIN	11(c)(ii), 16	(5,036)	394	(343)

OTHER INCOME/(EXPENSE)	17	59	(719)	-

INCOME BEFORE INCOME TAXES		9,131	23,478	19,166

INCOME TAXES	18	(3,650)	(6,417)	(8,292)

NET INCOME		5,481	17,061	10,874

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		2,636	3,498	2,860

COMPREHENSIVE INCOME		$8,117	$20,559	$13,734

EARNINGS PER SHARE - BASIC		$0.36	$1.12	$0.77
- DILUTED		$0.36	$1.12	$0.77

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	19	15,409,726	15,184,086	14,057,845
- DILUTED	19	15,593,201	15,228,950	14,370,162

The accompanying notes are an integral part of these consolidated financial statements.

 PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares
Balance, January 1, 2007 (after adjusting for the 7-to-1 Share Conversion (Note 1)	13,268,758	$13	$16,586	$1,366	$3,933	$1,139	$23,037

Notes converted to common stock	760,000	1	2,659	-	-	-	2,660
Exercise of warrants, at $4.20 per share	857,143	1	3,599	-	-	-	3,600
Cashless exercise of placement agent warrants	150,125	-	1	-	-	-	1
Derivative conversion feature transferred to equity upon conversion	-	-	1,306	-	-	-	1,306
Derivative note warrants transferred to equity upon exercise (Note 11(c))	-	-	1,527	-	-	-	1,527
Derivative placement agent warrants transferred to equity upon exercise (Note 11(c))	-	-	2,716	-	-	-	2,716
Net income	-	-	-	-	10,874	-	10,874
Foreign currency translation adjustment	-	-	-	-	-	2,860	2,860

Balance, December 31, 2007	15,036,026	$15	$28,394	$1,366	$14,807	$3,999	$48,581

Derivative conversion feature transferred to equity upon maturity (Note 11(c))	-	-	1,100	-	-	-	1,100
Issue of penalty shares	294,009	-	2,104	-	-	-	2,104
Issue of directors shares (Note 22)	3,645	-	49	-	-	-	49
Dividend distribution					(116)	-	(116)
Net income	-	-	-	-	17,061	-	17,061
Foreign currency translation adjustment	-	-	-	-	-	3,498	3,498

Balance, December 31, 2008	15,333,680	$15	$31,647	$1,366	$31,752	$7,497	$72,277

 PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
For the years ended December 31, 2009, 2008 and 2007
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares						No. of shares
Issue of directors shares (Note 22)	27,721	-	65	-	-	-	65
Exercise of warrants, at $4.20 per share	439,954	-	1,848				1,848
Exercise of placement agent warrants	24,316	-	30	-	-	-	30
Derivative note warrants transferred to equity upon exercise (Note 11(c))		-	1,369	-	-	-	1,369
Derivative placement agent warrants transferred to equity upon exercise (Note 11(c))	-	-	133	-	-	-	133
Stock-based compensation (Note 22)	-	-	120	-	-	-	120
Round up fractional shares for 7-to-1 Share Conversion	3,192	-	-	-	-	-	-
Net income	-	-	-	-	5,481	-	5,481
Foreign currency translation adjustment	-	-	-	-	-	2,636	2,636

Balance, December 31, 2009	15,828,863	$15	$35,212	$1,366	$37,233	$10,133	$83,959

The accompanying notes are an integral part of these consolidated financial statements.

  PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(In thousands of United States dollars)

	Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,481	$17,061	$10,874
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	86	85	78
Depreciation	1,678	1,650	1,252
(Reverse)/provision for doubtful debts	(69)	17	1
Amortization of debt issue costs	-	-	6
Amortization of discount on convertible notes and warrants	-	399	895
Derivative unrealized fair value loss/(gain)	5,036	(394)	343
Discount on converted shares and exercised warrants	-	-	663
Stock compensation expense	234	74	46
Issue of common stock for penalty	-	379	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,626)	(5,844)	(444)
Decrease in other receivables	7	4	41
Decrease/(increase) in advances to suppliers	1,937	(4,243)	(799)
(Increase)/decrease in inventories	(952)	16,600	(18,518)
Increase/(decrease) in accounts payable	569	1,754	(596)
(Decrease)/increase in accrued expenses	(963)	526	289
(Decrease)/increase in other payables	(178)	(991)	660
Decrease in income tax payable	(227)	(1,042)	(415)
(Decrease)/increase in VAT payable	(590)	245	90
Increase in penalty payable	-	-	1,521
Decrease in restricted cash	-	233	-

Net cash provided by/(used in) operating activities	1,423	26,513	(4,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments for purchase of mining assets	(6,259)	-	-
Investment in coal mine	(14,650)	-	-
Purchase of property, plant and equipment	-	(2)	(6,111)
Payment for the purchase of equity interest in Shanxi Coal	-	(893)	(1,799)

Net cash used in investing activities	(20,909)	(895)	(7,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	1,878	-	3,600
Repayment of long-term debt	(1,300)	(1,300)	(1,300)
Repayment of convertible notes	-	(2,015)	-
Distribution paid to owners of a subsidiary	-	(1,172)	-

Net cash provided by/(used in) financing activities	578	(4,487)	2,300

Effect of exchange rate changes on cash	(282)	1,596	1,061

  PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the years ended December 31, 2009, 2008 and 2007
(In thousands of United States dollars)

		Years ended December 31,
	Note	2009	2008	2007
Net (decrease)/increase in cash and cash equivalents		(19,190)	22,727	(8,562)
Cash and cash equivalents at beginning of year		39,108	16,381	24,943

Cash and cash equivalents at end of year		$19,918	$39,108	$16,381

Supplementary cash flow information:	20

  The accompanying notes are an integral part of these consolidated financial statements.

  PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Puda Coal, Inc. (formerly Purezza Group, Inc.)(the “Company” or “Puda”) is a corporation organized under Delaware Law and headquartered in Shanxi Province, China.  The Company was originally incorporated on August 9, 2001 in Florida.

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

Effective on July 30, 2009 (the “Effective Date”), the Company completed a reincorporation from a Florida corporation to a Delaware corporation.  Each issued and outstanding share of common stock, par value $0.001 per share, of the Florida-incorporated Company was automatically converted into 0.142857 issued and outstanding share of common stock, par value $0.001 per share, of the Delaware-incorporated Company (the “7-to-1 Share Conversion”).  No fractional shares were or will be issued in connection with the conversion; instead, the Company rounded up the fractional share to the nearest whole number. Any common shares exercised from the warrants or stock options which were issued before the Effective Date were also subject to the conversion ratio of 7 to 1. The total number of authorized shares of common stock and preferred stock did not change as a result of the conversion.  Although the 7-to-1 Share Conversion occurred on July 30, 2009, it was retroactively reflected in the consolidated financial statements as if the reverse split was effective from January 1, 2007.

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI has not had any operating activities since its inception on August 19, 2004

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”).  Putai was incorporated on November 5, 2004 and has a registered capital of $20,000.  Putai owns 90% of  Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

Shanxi Coal was established on June 7, 1995.  Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China.  Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which is fully paid-up.  The owners of Shanxi Coal are Putai (90%), Mr. Ming Zhao (8%) and Mr. Yao Zhao (2%).   Ming Zhao is the chairman and was the president and chief executive officer of Puda until his resignation on June 25, 2008.  Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Ming Zhao and Yao Zhao are brothers.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

As of December 31, 2009, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the companies are as follows:

•	Puda Coal, Inc.: Mr. Ming Zhao (approximately 48%); Mr. Yao Zhao (approximately 12%) held directly.

•	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 48%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda.

•	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 48%); Mr. Yao Zhao (approximately 12%) held indirectly through Puda and BVI.

•
Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (8%) held directly in his individual capacity; Mr. Yao Zhao (2%) held directly in his individual capacity, Mr. Ming Zhao (approximately 43%) and Mr. Yao Zhao (approximately 11%) held indirectly through Puda, BVI and Putai.

After the above reorganization and as of December 31, 2009, the organizational structure of the Group is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Ming Zhao (8%) and Yao Zhao (2%)
| 100%		|
Shanxi Putai Resources Limited "Putai"	90% —>	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated balance sheets as of December 31, 2009 and 2008 include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. The consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 include Puda, BVI, Putai and Shanxi Coal for the full year.  Intercompany items have been eliminated.

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

(c) Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts receivable.  Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009 and 2008, the Group did not have any cash equivalents.

(e) Allowance for Doubtful Accounts

The Group recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Group becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Management considers that the Group has a 10% residual value for buildings, and a 5% residual value for other property, plant and equipment. The estimated useful lives are as follows:

Buildings and facilities	20 years
Machinery and equipment	10 years
Motor vehicles	10 years
Office equipment and others	10 years

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

(i)  Investment

The Group accounts for its equity investment, for which it does not possess the ability to exercise significant influence using the cost method under ASC 325 “Investments”.  Significant influence generally does not exist if the ownership interest in the voting stock of the investee is less than 20% and the Group does not take part in the operational management of the investee.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments.  When the decline is determined to be other-than-temporary, the cost basis for the investment is reduced and a loss is realized in the consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders' equity section in the consolidated balance sheets.  The Group makes such determination based upon a number of factors, including financial condition, operating results, sales forecasts and earnings growth of the investee, broad economic factor impacting the investee’s industry, and the Group's intent and ability to retain the investment over a period of time, which is sufficient to allow for any recovery in market value.  Under the cost method of accounting, dividend received is recognized as income (see Note 9).

 (j) Impairment of Long-Lived Assets

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

(k) Derivative Financial Instruments

Derivative financial instruments are accounted for under ASC 815 “Derivatives and Hedging”.  Under ASC 815, all derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair value.  Changes in the fair value of derivative instruments are recorded in current earnings.

(l) Income Taxes

The Group accounts for income taxes under ASC 740 "Income Taxes".  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of December 31, 2009 and 2008.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  Interest and penalties from tax assessments, if any, are included in general and administrative expenses in the consolidated statements of operations.

The Group recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Group cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC government officials.

Based on all known facts and circumstances and current tax law, the Group believes that the total amount of unrecognized tax benefits as of December 31, 2009 is not material to its results of operations, financial condition or cash flows. The Group also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Group further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Group’s results of operations, financial condition or cash flows.

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the Group has no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of December 31, 2009.

(m) Revenue Recognition

Revenue from goods sold is recognized when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract with the buyer; (ii) title has passed to the buyer, which generally is at the time of delivery; (iii) the price is agreed with the buyer; and (iv) collectability is reasonably assured.

Net revenue represents the invoiced value of products, less returns and discounts and net of VAT.

(n) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(o) Fair Value of Financial Instruments

ASC 825 “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheets.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

(p) Earnings Per Share

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

(q) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the years presented from foreign currency translation adjustments.

(r) Share-Based Compensation Expense

ASC 718 “Compensation-Stock Compensation”, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Group’s consolidated statements of operations.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(s) New Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("Statement No. 166"), codified in ASC 810-10.  Statement No. 166, among other things, eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets.  Statement No. 166 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 166 is not anticipated to impact the Group's consolidated financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 167, "Amendments to FASB Interpretation No. ("FIN") 46(R)" ("Statement No. 167"), codified in ASC 810-10.  Statement No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  Statement No. 167 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 167 is not anticipated to impact the Group's consolidated financial position or results of operations.

3. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

	December 31, 2009	December 31, 2008
	$’000	$’000
Balance, beginning of year	$70	$48
(Reversal)/addition	(70)	22

Balance, end of year	$-	$70

The Group did not write off any bad debts in the years ended December 31, 2009, 2008 and 2007.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions

As of December 31, 2009 and 2008, the Group had the following amounts due from/to related parties:-

	December 31, 2009	December 31, 2008
	$’000	$’000
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$1,020	$879

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$795	$796

Other payable to Yao Zhao, manager and shareholder of Puda	236	234

	$1,031	$1,030
Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	6,500	7,800

	$7,800	$9,100

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $795,000 includes $901,000 of professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company, netted against other receivables of $106,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease office premises.  In the years ended December 31, 2009, 2008 and 2007, rental expenses paid to Resources Group were $158,000, $7,000 and $6,000, respectively (see Note 12).

In the years ended December 31, 2009, 2008 and 2007, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $15,055,000, $16,083,000 and $18,320,000, respectively.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal, pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers.  Under the terms of the agreement, Shanxi Coal receives a discount of approximately RMB 30 (approximately $4) to RMB 50 (approximately $7) per metric ton of coal from the price Jucai Coal charges to its other customers.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the year ended December 31, 2009, Shanxi Coal paid principal of $1,300,000 (2008: $1,300,000, 2007: $1,300,000) and interest of $518,000 (2008: $594,000, 2007: $674,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 7, 8 and 10).

5. Inventories

As of December 31, 2009 and 2008, inventories consist of the following:

	December 31, 2009	December 31, 2008
	$’000	$’000
Raw materials	$9,671	$7,816
Finished goods	12,860	13,773

Total	$22,531	$21,589

There was no allowance for losses on inventories as of December 31, 2009, 2008 and 2007.

6.  Prepayments

On December 11, 2009, Shanxi Coal entered into a Mining Right and Mining assets Transfer Agreement with Pinglu County Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”), pursuant to which Shanxi Coal will purchase from Da Wa Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Yuncheng City and Yuanqu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Da Wa Coal an aggregate purchase price of RMB 190 million (approximately $27.8 million) in cash, of which RMB 46.6 million ($6.8 million) is for the tangible assets and RMB 143.4 million ($21.0 million) is for the mining right and compensation to Da Wa Coal. As of December 31, 2009, Shanxi Coal has prepaid 15% of the purchase price of RMB 28.5 million ($4,176,000) and a second installment in the amount of RMB 123.5 million (approximately $18.1 million) will be due within 15 days upon the transfer of the registrations and ownership certificates of the mining right and land and property deed, which is expected to take place around April 2010. Shanxi Coal will pay the remainder of the purchase price, RMB 38 million (approximately $5.6 million) upon the one year anniversary of completion of the transfer.  Shanxi Coal’s obligation for payment is guaranteed by Ming Zhao.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Prepayments (continued)

On December 11, 2009, Shanxi Coal also entered into a Mining Right and Mining Assets Transfer Agreement with Pinglu County Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”), pursuant to which, Shanxi Coal will purchase from Guanyao Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Yuncheng City and Yuanqu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Guanyao Coal an aggregate purchase price of RMB 94.80 million (approximately $13.9 million) in cash, of which RMB 37.6 million ($5.5 million) is for the tangible assets and RMB 57.2 million ($8.4 million) is for the mining right and compensation of Guanyao Coal.  As of December 31, 2009, Shanxi Coal has prepaid 15% of the purchase price of RMB 14.22 million ($2,083,000 and a second installment in the amount of RMB 61.62 million (approximately $9 million) will be due within 15 days upon the transfer of the registrations and ownership certificates with respect to the mining right and land and property deed, which is expected to take place around April 2010.  Shanxi Coal will pay the remainder of the purchase price, RMB 18.96 million (approximately $2.8 million) upon the one year anniversary of completion of the transfer. Shanxi Coal’s obligation for payment is guaranteed by Ming Zhao.

Da Wa Coal and Guanyao Coal are both selling their coal mine assets and coal mining right to Shanxi Coal as a result of the Chinese government’s requirement to close, consolidate and restructure smaller coal mines and the government’s approval of Puda Coal as one of the few coal mine consolidators that have the capacity to acquire and consolidate such coal mines.  Da Wa Coal and Guanyao Coal are closing their coal mine operation and are in the liquidating process.  Shanxi Coal is merely acquiring the tangible assets and coal mining right of them in their liquidation process; Shanxi Coal is not acquiring or assuming any business, customers, vendors, business partners, contracts, employees or goodwill from the sellers, nor will Shanxi Coal assume any indebtedness or liabilities from them.  The Group plans to account for these transactions as asset acquisitions.

As of December 31, 2009, Shanxi Coal has prepaid the purchase price as follows:

	December 31, 2009	December 31, 2008
	$’000	$’000
Da Wa mining assets	$4,176	$-
Guanyao mining assets	2,083	-

Total	$6,259	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment, Net

As of December 31, 2009 and 2008, property, plant and equipment consists of the following:

	December 31, 2009	December 31, 2008
	$’000	$’000
Cost:
Buildings and facilities	$3,899	$3,344
Machinery equipment	15,682	13,611
Motor vehicles	114	104
Office equipment and others	35	32

	19,730	17,091

Accumulated depreciation:
Buildings and facilities	650	427
Machinery equipment	5,063	3,278
Motor vehicles	24	13
Office equipment and others	7	3

	5,744	3,721
Carrying value:
Buildings and facilities	3,249	2,917
Machinery equipment	10,619	10,333
Motor vehicles	90	91
Office equipment and others	28	29

	$13,986	$13,370

Shanxi Coal pledged the Liulin and Zhongyang coal washing plant and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal.   If Shanxi Coal fails to pay the principal and interest of the purchase prices of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as the collateral, are revertible to Resources Group (see Notes 4 and 10).

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1,678,000, $1,650,000 and $1,252,000, respectively.  In the year ended December 31, 2009, the amount included in cost of sales and general and administrative expenses was approximately $1,645,000 (2008: $1,618,000, 2007: $1,238,000) and $33,000 (2008: $32,000, 2007: $14,000), respectively.

There was no impairment in the value of property, plant and equipment for the years ended December 31, 2009, 2008 and 2007.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets, Net

	Land-use rights
	December 31, 2009	December 31, 2008
	$’000	$’000
Cost	$4,297	$3,634

Accumulated amortization	352	235

Carrying value	$3,945	$3,399

Land-use rights of $2,242,000 in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to August 4, 2055.  Land-use rights of $1,392,000 in Zhongyang County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055.  Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 4 and 10).

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $86,000, $85,000 and 78,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2010, 2011, 2012, 2013 and 2014 amounts to approximately $86,000, $86,000, $86,000, $86,000 and $86,000, respectively.

There was no impairment in the value of intangible assets for the years ended December 31, 2009, 2008 and 2007.

9.  Investment, at cost

On May 14, 2009, Shanxi Coal entered into an Agreement of Shares Transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of $14,650,000. The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid as of December 31, 2009.  In addition, under the agreement, the individual, owning the other 82% of Jianhe Coal, guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement. Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal, and the dividends declared each year will be no less than 80% of the annual net profits of Jianhe Coal.

The investment was recorded at cost and there was no impairment in the value of investment for the year ended December 31, 2009 (see Note 2(i)).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt

	December 31, 2009	December 31, 2008
	$’000	$’000
Conveyance loan	$7,800	$9,100
Less: current portion	(1,300)	(1,300)
Long-term portion	$6,500	$7,800

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the year ended December 31, 2009, Shanxi Coal paid principal of $1,300,000 (2008: $1,300,000, 2007: $1,300,000) and interest of $518,000 (2008: $594,000, 2007: $674,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 4, 7 and 8).

The future principal payments under the conveyance loan as of December 31, 2009 are as follows:

Year Ending December 31,	$’000
2010	$1,300
2011	1,300
2012	1,300
2013	1,300
2014	1,300
Thereafter	1,300
$7,800

11.  Derivative Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes are convertible into common stock at $.50 per share over the term of the debt.  As of December 31, 2009, $10,260,000 was converted into 2,931,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, $2,115,000 was redeemed upon maturity, and the remaining $125,000 will be paid off upon the receipt of the original notes from the investors.  The balance of $125,000 is included in other payables in the consolidated balance sheet as of December 31, 2009.   The related warrants to purchase 3,571,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, exercisable at $4.2 per share (after adjusting for the 7-to-1 Share Conversion), have a term of five years from the date of issuance.  As of December 31, 2009, 1,739,933 warrants (after adjusting for the 7-to-1 Share Conversion) were exercised into 1,739,933 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Derivative Warrants (continued)

(a)  Investors were given "full ratchet" anti-dilution protection under the warrants, meaning that the exercise price under the warrants will be adjusted to the lowest per share price for future issuances of Puda's common stock should such per share price be lower than  the exercise price of the warrants, with carve-outs for (i) issuance of shares of common stock in connection with the exercise of the warrants, or (ii) the issuance of common stock to employees or directors pursuant to an equity incentive plan approved by Puda's stockholders.  The exercise price of the warrants is also subject to proportional adjustments for issuance of shares as payment of dividends, stock splits, and rights offerings to shareholders in conjunction with payment of cash dividends. Investors were also given registration rights in connection with the resale of the common stock underlying the warrants, on a registration statement filed with the SEC.  Puda may redeem all, but not less than all, of the warrants at $0.001 per share subject to 30 business days’ prior notice to the holders of the warrants, and provided that (i) a registration statement is in effect covering the common stock underlying the warrants, (ii) the closing bid price of the common stock of Puda exceeds $2.50 per share on an adjusted basis for at least 20 consecutive trading days (prior to the adjustment for the 7-to-1 Share Conversion) and (iii) the average daily trading volume of the common stock exceeds 50,000 shares per day during the same period.

The warrants require the Company to register the resale of the shares of common stock upon exercise of these securities.  The warrants are freestanding derivative financial instruments.  The Group accounts for the fair value of these outstanding warrants to purchase common stock in accordance with ASC 815 “Derivatives and Hedging,” which requires the Group to account for the warrants as derivatives.  Since the effective registration of the securities underlying the warrants is an event outside of the control of the Company, pursuant to ASC 815, the Group recorded the fair value of the warrants as liabilities.  The Group is required to carry these derivatives on its consolidated balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the consolidated statement of operations as “Derivative unrealized fair value gain/(loss)”.

The warrants are classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010, and the amount amortized in the years ended December 31, 2009, 2008 and 2007 was $nil, $33,000 and $205,000, respectively.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative warrants transferred to equity in the years ended December 31, 2009, 2008 and 2007 was $1,369,000, $nil and $1,527,000, respectively.  The portion of the discount of $nil, $nil and $15,000 related to the exercised warrants in the years ended December 31, 2009, 2008 and 2007, respectively, was recorded in interest expense.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Derivative Warrants (continued)

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 357,143 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company at an exercise price of $4.2 per share (after adjusting for the 7-to-1 Share Conversion).  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $4.2 (after adjusting for the 7-to-1 Share Conversion) not in cash, but by reducing the number of common share issued to them.  As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010.  The amount amortized in the years ended December 31, 2009, 2008 and 2007 was $nil, $nil and $166,000 respectively.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative placement agent warrants transferred to equity in the years ended December 31, 2009, 2008 and 2007 was $133,000, $nil and $2,716,000, respectively.  As of December 31, 2009, 289,867 (after adjusting for the 7-to-1 Share Conversion) placement agent warrants were exercised and resulted in the issuance of 209,039 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

(c) The derivative warrants as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	$000	$000
Amount allocated to note warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	(394)
Less: amount transferred to equity upon exercise of note warrants in 2009	(1,369)	-
Less: amount transferred to equity upon exercise of placement agent warrants in 2009	(133)	-
Add: change in fair value in 2009	5,036	-

	$7,620	$4,086

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Derivative Warrants (continued)

In August 2009, FASB issued Accounting Standards Update (“ASU”) 2009-05 “Fair Value Measurements and Disclosure (Topic 820)”. ASU 2009-05 provides amendments for the fair value measurement of liabilities and clarification on fair value measuring techniques. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after the issuance of the ASU. The Company adopted this ASU in the year ended December 31, 2009 and the adoption of this ASU did not have a material impact on our financial position or results of operations.  The following table shows (i) fair values of derivative instruments in our statement of financial position as of December 31, 2009, and (ii) the effect of derivative instruments on the statement of financial performance for the year ended December 31, 2009:

(i) Fair values of derivative instruments

Liability derivatives
December 31, 2009
Balance sheet location	Fair Value
$000
     Derivatives not designated as hedging instruments under ASC 815
Derivative warrants	Current liabilities	$7,620

Total derivatives		$7,620

(ii) Effect of derivative instruments on the statement of operations

     Derivatives not designated as hedging instruments
     under  ASC 815

	Year ended December 31, 2009
	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives
		$000
Derivative warrants	Derivative unrealized fair value loss	$(5,036)
Total		$(5,036)

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

As of December 31, 2009, the Group leased office premises under the operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of December 31, 2009 are as follows:

Year Ending December 31,	$’000
2010	$158
2011	158
2012	158
2013	158

$632

The above future lease payments represent amounts payable to Resources Group (see Note 4).

As of December 31, 2009, the Group had contractual commitment for the purchase price under the mining right and mining assets transfer agreements as follows (see Note 6):

$’000
Dawa mining assets	$23,700
Guanyao mining assets	11,800
$35,500

As of December 31, 2009 and 2008, the Group did not have any contingent liabilities.

13. Profit Appropriation

In accordance with PRC regulations, Shanxi Coal is required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with PRC GAAP.  According to the Memorandum and Articles of Association of Shanxi Coal, appropriation to the statutory surplus reserve fund should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve fund is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund should be at least 5% of the after-tax net income determined in accordance with the PRC GAAP. Statutory surplus reserve is established for the purpose of remedying Shanxi Coal’s losses, expanding operations, or increasing registered capital, and is non-distributable other than in liquidation

14. Interest Expense

Interest expense for the year ended December 31, 2009 includes a $nil (2008: $169,000, 2007: $240,000) interest payment for the 8% convertible notes, a $518,000 (2008: $594,000, 2007: $674,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and $nil (2008: $nil, 2007: $663,000) for the expensed portion of the discount on the conversion feature and warrants related to converted shares and exercised warrants.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Debt Financing Costs

Debt financing costs for the years ended December 31, 2009 include amortization of debt issue costs of $nil (2008: $nil, 2007: $6,000), amortization of discount on convertible notes and warrants of $nil (2008: $399,000, 2007: $895,000) and penalty for the delay in getting the registration statement effective by March 17, 2006 of $nil (2008: $379,000, 2007: $1,521,000).

16. Derivative Unrealized Fair Value (Loss)/Gain

Derivative unrealized fair value loss of $5,036,000 in the year ended December 31, 2009 (2008: derivative unrealized fair value gain of $394,000, 2007: derivative unrealized fair value loss of $343,000) represent the change in fair value of the derivative warrants (see Note 11).

17.   Other Income/(Expense)

Other income of $59,000 in the year ended December 31, 2009 represented the interest payments unclaimed by the convertible note investors. Other expense of $719,000 in the year ended December 31, 2008 represents the donation for earthquake rescue efforts in Sichuan Province, PRC.

18. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the years ended December 31, 2009, 2008 and 2007, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25%.

Details of income taxes in the statements of operations are as follows:

	Years ended December 31,
	2009	2008	2007
	$’000	$’000	$’000
Current year provision	$3,650	$6,417	$8,292

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Taxation (continued)

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:

	Years ended December 31,
	2009	2008	2007
	$’000	$’000	$’000
Income before income taxes	$9,131	$23,478	$19,166

Income tax on pretax income at statutory rate	3,105	7,982	6,516
Tax effect of expenses that are not deductible in determining taxable profits	1,575	417	1,560
Tax effect of income that is not taxable in determining taxable profits	-	(134)	-
Effect of different tax rates of subsidiary operating in other jurisdictions	(1,392)	(2,264)	(240)
Change in valuation allowance	362	416	456
Income tax at effective rate	$3,650	$6,417	$8,292

As at December 31, 2009 and 2008, the Group had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $6,938,000 and $5,871,000, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2009 and 2008.   The net operating loss carryforwards expire in years 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028 and 2029 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000, $1,225,000 and $1,067,000, respectively.

The Group has no intention to distribute earnings in the foreseeable future, and therefore no US tax liability has been accrued on undistributed earnings.

At December 31, 2009 and 2008, deferred tax assets consist of:

	December 31, 2009	December 31, 2008
	$’000	$’000
Net operating loss carryforwards	$2,359	$1,996
Less: Valuation allowance	(2,359)	(1,996)
Net	$-	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Basic and Diluted Weighted Average Number of Shares

	Years ended December 31,
	2009	2008	2007
Basic weighted average number of shares (after adjusting for the 7-to-1 Share Conversion)	15,409,726	15,184,086	14,057,845
Options outstanding (after adjusting for the 7-to-1 Share Conversion)	-	-	382
Issuance of penalty shares (after adjusting for the 7-to-1 Share Conversion)	-	-	311,935
Issuance of directors/employees shares (after adjusting for the 7-to-1 Share Conversion)	183,475	44,864	-
Diluted weighted average number of shares	15,593,201	15,228,950	14,370,162

The 7-to-1 Share Conversion at July 30, 2009 was retroactively reflected in the calculation of weighted average number of shares as if the reverse split was effective from January 1, 2007 (see Note 1).  The warrants have no dilutive effect on the basic income per share for the year ended December 31, 2009, but this item could potentially dilute earnings per share in the future.  If the exercise of warrants had not been anti-dilutive, the number of additional shares that would have been assumed from the exercise is 1,898,772 shares for the year ended December 31, 2009.

20. Supplementary cash flow information

	Years ended December 31,
	2009	2008	2007
	$’000	$’000	$’000
Interest	$518	$763	$914
Income taxes	$3,876	$7,454	$8,706
Major non-cash transactions:
Notes converted into common shares	$-	$-	$2,660
Issue of common stock for penalty	$-	$2,104	$-
Dividend declared	$-	$116	$-
Cashless exercise of 33,811(2008: nil, 2007:209,816) placement agent warrants into 17,119 (2008: nil, 2007: 150,125) common shares	$-	$-	$-

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Equity incentive plan

 On December 29, 2008, the shareholders of the Company approved a Puda Coal, Inc. 2008 Equity Incentive Plan (the “2008 Plan”).  Any employee or director of the Company is eligible to participate in the 2008 Plan and may be granted stock awards and/or options (collectively, “Awards”) by the administrator of the 2008 Plan, which is the Board of Directors, the Compensation Committee or their delegates.  The 2008 Plan became effective upon its approval by the shareholders of the Company and will continue in effect for a term of ten years unless terminated by the administrator of the 2008 Plan earlier.  The aggregate number of shares of common stock that may be issued pursuant to the Awards under the 2008 Plan is 714,286 shares (after adjusting for the 7-to-1 Share Conversion).  The aggregate number of shares subject to the Awards under the 2008 Plan during any calendar year to any one awardee will not exceed 71,429 shares (after adjusting for the 7-to-1 Share Conversion).  The fair market value of the common stock should be determined by the administrator of the 2008 Plan in good faith using a reasonable valuation method in a reasonable manner in accordance with Section 409A of the Internal Revenue Code of 1986, as amended.  Whenever possible, the determination of fair market value should be based upon the average of the highest and lowest quoted sales prices for such common stock as of such date as reported in sources as determined by the administrator.

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
			$'000
Balance at January 1, 2008	-	$-
Granted	44,867	$2.18
Vested	(22,434)	$2.18	$49

Balance at December 31, 2008	22,433	$2.18
Granted	166,331	$7.06
Vested	(28,099)	$2.90	$114

Balance at December 31, 2009 (granted but not yet vested)	160,665	$7.11

A summary of share-based awards available for grant is as follows:

Restricted Stock Units
Balance at January 1, 2008	-
Shares reserved	714,286
Granted	(44,867)

Balance at December 31, 2008	669,419
Granted	(166,331)

Balance at December 31, 2009 (available for grant)	503,088

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Stock Compensation

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

On August 11, 2008 and December 11, 2008, the Company granted an employee 2,858 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively.  The shares granted vested in full on their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.

On August 11, 2008 and December 11, 2008, the Company granted Ming Zhao 2,858 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively.  The shares granted vested on the dates that are the one-year anniversary of their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.

On November 6, 2009, the Company granted officers and employees 155,000 shares of common stock.  40% of the shares granted will vest on the date that is the one-year anniversary of the grant date, 30% of the shares granted will vest on the date that is the two-year anniversary of the grant date, and  30% of the shares granted will vest on the date that is the three-year anniversary of the grant date.  The shares are subject to the restricted stock unit grant agreement under the 2008 Plan.  The stock compensation expense relating to this grant was $120,000 for the year ended December 31, 2009.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Stock Compensation (continued)

The stock compensation expenses for the year ended December 31, 2009, 2008 and 2007 were as follows:

	Years ended December 31,
	2009	2008	2007
	$’000	$’000	$’000
Stock compensation expense	$234	$74	$46

23. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At December 31, 2009 and 2008, the Group has a credit risk exposure of uninsured cash in banks of approximately $19,918,000 and $39,108,000, respectively.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales are as follows:

	Years ended December 31,
	2009		2008		2007
Customers
	$’000%		$’000%		$’000%
Customer A	$-	-	$-	-	$21,626	13

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2009 and 2008, respectively:

Customers	December 31, 2009		December 31, 2008
	$’000%		$’000%
Customer B	$2,542	10	$-	-

24. Retirement Benefits

The full-time employees of Shanxi Coal are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  Before 2007, Shanxi Coal was required to accrue the employer-portion for these benefits based on 14% of the employees’ salaries.  Starting from 2007, the requirement was not mandatory and Shanxi Coal stopped providing for the staff welfare benefits.  As of December 31, 2009 and 2008, the total amount included in accrued expenses for the provision was $688,000 and $1,759,000, respectively. The Group is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The contributions have not yet been made to the government social welfare organization for the years ended December 31, 2009, 2008 and 2007. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Group is responsible for the education benefits to be paid and it has been accrued for in the consolidated financial statements.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Retirement Benefits (continued)

ASC 930-715 “Extractive Activities-Mining-Retirement Benefits Compensation” provides guidance regarding accounting for estimated payments in connection with the Coal industry Retiree Health Benefit Act of 1992, which requires enterprises that have ongoing operations in the coal industry to account for their obligations under the Act as either participation in a multi-employer plan or as a liability. The Group is only required to comply with the aforementioned separate contribution plan according to local statutory requirements regarding retiree health benefits; accordingly, the Consensus does not have impact on the Group’s consolidated financial statements presented.

25. Black Lung Benefits

In the United States of America, companies are responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung).  In the PRC, besides a uniform contribution plan described in Note 24, there is no such special Act or regulatory requirement to cover occurrences of coal worker’s black lung. The Group provides no provision for its workers’ black lung benefits inasmuch as the aforesaid Act does not apply to the Group.

26. Fair Value Measurement

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

The Group utilizes the income approach to measure fair value for its financial assets and liabilities. The income approach includes option pricing models, such as Black-Scholes (See Note 11).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2009
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000
Derivative warrants	$7,620	-	$7,620	-

Total	$7,620	$-	$7,620	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

27. Subsequent Events

On February 18, 2010, the Company completed the offering and sale of 2,855,652 shares (the “Primary Shares”) of the Company’s Common Stock, par value $0.001 per share pursuant to an Underwriting Agreement (the “Underwriting Agreement”) with Brean Murray, Carret & Co., LLC and Newbridge Securities Corporation (collectively, the “Underwriters”) dated February 11, 2010.  The Primary Shares were sold to the public at a price of $4.75 per share.  The Company has granted the Underwriters a 30-day option to purchase an aggregate of 428,348 additional shares of Common Stock (the “Overallotment Shares”).  On February 16, 2010, the Underwriters exercised the option in full.  The offering of the Overallotment Shares closed simultaneously with the closing of the offering of the Primary Shares.  The net proceeds to the Company were approximately $14.5 million after deducting underwriting commissions and estimated expenses payable by the Company associated with the offering.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheets as at December 31, 2009 and 2008, and the statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)

	Note(s)	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$1,576	$196

Total current assets		1,585	196

INVESTMENTS IN SUBSIDIARIES		78,184	66,366

TOTAL ASSETS		$79,760	$66,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable		155	257
Accrued expenses		388	232
Derivative warrants	11	7,620	-

Total current liabilities		8,163	489

LONG-TERM LIABILITIES
Derivative warrants	11	-	4,086

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 15,828,863 shares (2008: 15,333,680)		15	15
Paid-in capital		104,729	88,782
Accumulated deficit		(33,147)	(26,810)

Total stockholders’ equity		71,597	61,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$79,760	$66,562

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

	Note(s)	Years ended December 31,
		2009	2008	2007
Revenue:

Share of earnings from investment in subsidiaries		$11,818	$18,744	$15,689

Total revenue		11,818	18,744	15,689

General and administrative expenses		1,360	1,130	1,147

Income from operations		10,458	17,614	14,542

Interest expense	14	-	(169)	(903)

Debt financing costs	15	-	(778)	(2,422)

Derivative unrealized fair value (loss)/gain	11(c), 16	(5,036)	394	(343)

Other income		59	-	-

Net income		$5,481	$17,061	$10,874

No cash dividends were received from the subsidiaries for the years ended December 31, 2009, 2008 and 2007.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,481	$17,061	$10,874
Adjustments to reconcile net income to net cash provided by operating activities
Share of earnings from investment in subsidiaries	(11,818)	(18,744)	(15,689)
Amortization of debt issue costs	-	-	6
Amortization of discount on convertible notes and warrants	-	399	895
Derivative unrealized fair value loss/(gain)	5,036	(394)	343
Discount on converted shares and exercised warrants	-	-	663
Stock compensation expense	234	74	46
Issue of common stock for penalty	-	379	-
Changes in operating assets and liabilities:
Advance from/(to) subsidiary	564	3,219	(771)
(Decrease)/increase in other payable	(102)	812	471
(Decrease)/increase in accrued expenses	107	11	(91)
Increase in penalty payable	-	-	1,521
Decrease in restricted cash	-	233	-

Net cash (used in)/provided by operating activities	(498)	3,050	(1,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for the purchase of equity interest in Shanxi Coal	-	(893)	(1,799)

Net cash used in investing activities	-	(893)	(1,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	-	(2,015)	-
Exercise of warrants	1,878	-	3,600

Net cash provided by/(used in) financing activities	1,878	(2,015)	3,600

Net increase in cash and cash equivalents	1,380	142	69
Cash and cash equivalents /(bank overdraft) at beginning of year	196	54	(15)

Cash and cash equivalents at end of year	$1,576	$196	$54

Supplementary cash flow information:
Cash paid during the year for:
Interest	$-	$169	$240
Income taxes	$-	$-	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change in and no disagreement with accountants on any accounting and financial disclosure matters during fiscal year 2009.

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

In connection with the preparation of this annual report on Form 10-K for the fiscal year ended December 31, 2009, an evaluation was performed by our management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report.

(b)           Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and, that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2009 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

Attestation Report of Independent Registered Public Accounting Firm

 The effectiveness of Puda’s internal control over financial reporting as of December 31, 2009 has been audited by Moore Stephens, an independent registered public accounting firm. The related report to the shareholders and the Board of Directors of Puda appears on the next page of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Puda Coal, Inc.

We have audited the internal control over financial reporting of Puda Coal Inc. and its subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended,  and our report dated March 31, 2010 expressed an unqualified opinion thereon.

Moore Stephens

Certified Public Accountants
Hong Kong

March 31, 2010

(b)           Changes in Internal Control over Financial Reporting

During the period covered by this annual report on Form 10-K, with the assistance of our internal control compliance consultant, Deloitte Touche Tohmatsu CPA Ltd, we improved the internal control function throughout our company and  our culture regarding control consciousness. We have (i) set policies to make sure that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by the Chief Financial Officer, (ii) redesigned control procedures with standard documentation for review and authorization in the purchase, sales and payroll transactions cycles, (iii) implemented a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (iv) established better monitoring controls at the corporate accounting, factory operation and anti-fraud levels. We believe that the actions we have taken have improved our internal control over financial reporting, as well as our disclosure controls and procedures such that, as of December 31, 2009,  no material weakness exists in our disclosure controls and procedure or internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the names and ages of our directors and executive officers and the positions they hold at Puda.

NAME	AGE	POSITION
Ming Zhao	37	Chairman
Liping Zhu	55	Chief Executive Officer
Qiong Wu	35	Chief Financial Officer
Pengxiang Lang	39	Chief Operating Officer
Lawrence S. Wizel	67	Director
C. Mark Tang	45	Director
Jianfei Ni	63	Director

Management Biographies

Ming Zhao has been the co-founder, Chairman and CEO of Shanxi Coal since 1995.  He ceased to be its CEO on June 25, 2008. Mr. Zhao was appointed Chief Executive Officer, President and Chairman of the board of directors of Puda on July 15, 2005 and currently serves as Chairman. He is the brother of Yao Zhao, our 9.79% shareholder and a manager of our coal washing plants.  Mr. Zhao’s extensive experience in the coal production industry, as well as his in-depth knowledge of the Company, including its business, strategy, marketplace, competition, operations and employees, as a founder of the Company and through his former position as the CEO, enables him to make critical contribution as a member of our board.

Liping Zhu became director, President and CEO of the Company, effective on June 25, 2008. Before Mr. Zhu joined the Company, he was Deputy General Manager at Shanxi Loudong-Junan Coal & Gas Company since 1997, which is engaged in the coal mining and washing business in Shanxi Province, China, responsible for public and government relationships and financing of the company. The company that Mr. Zhu was employed by is not a parent, subsidiary or otherwise an affiliate of the Company. Mr. Zhu is not a director of any other public company in the United States.  Mr. Zhu’s extensive experience in the coal mining and washing business, as well as his in-depth knowledge of the Company, including its business, strategy, marketplace, competition, operation and employees, through his current position as President and CEO of the Company, make him highly qualified to serve as a member of the board.

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

Pengxiang Lang became the Company’s Chief Operating Officer on March 12, 2009.  Prior to his involvement with the Company, Mr. Lang served as vice president in charge of operation of Shanxi Coal from 2002 to March, 2009.  From 2000 to 2002, he was general manager of Rudi Science Industry & Trade Co., Ltd.  Prior to that, he served as the representative officer of Shanxi Coking Coal Group’s Tianjian Representative Office and vice general manager of Shanxi Coking Coal Group’s Taiyuan subsidiary from 1994 to 1999.  Mr. Lang obtained his Master of Business Administration from Tianjin Commercial College.

Lawrence S. Wizel was appointed to the board of directors as an independent director on August 3, 2007. Mr. Wizel is a member and Chairman of our audit committee. He is also a member of the compensation committee and nominating and corporate governance committee. Mr. Wizel began his career in 1965 at Deloitte and was a partner in the firm from 1980 until May 2006 when he retired. At Deloitte, Mr. Wizel was a leader in the New York Office Technology Group and was responsible for serving a diverse client base of publicly held and private companies with a variety of capabilities including SEC filings for initial public offerings, mergers and acquisition transactions and periodic reporting. During the last four years at Deloitte, Mr. Wizel served as a Deputy Professional Practice Director in the Deloitte New York office.  Additionally, Mr. Wizel has extensive experience regarding multinational and multi-locational companies, specifically in China. Mr. Wizel holds a BS from Michigan State University and is a Certified Public Accountant. Mr. Wizel is a director of American Oriental Biotech Co. Ltd. (NYSE: ABO) and 3SBIO, Inc. (NASDAQ: SSRX).  Mr. Wizel’s substantial knowledge and experience in the accounting, auditing and financial matters and in internal control over financial reporting makes him highly qualified to serve as a member of the board and the compensation committee and as Chairman of our audit committee.

C. Mark Tang was appointed to the board of directors as an independent director on October 9, 2007. Dr. Tang is a member and Chairman of our nominating and corporate governance committee. He is also a member of the audit committee and compensation committee. Since 2009, Dr. Tang has been director and Chairman of GCA Therapeutics, Ltd. Dr. Tang was a director of Tongli Pharmaceuticals (USA) Inc. (OTCBB: TGLP) since 2008. Dr. Tang has been the founder and CEO of World Tech Ventures, LLC, an international merchant banking and venture capital firm specialized in advising and investing in life sciences biotechnology since 2002. From 2004 to 2006, Dr. Tang was a director of Biotech Commercialization and Instructor at Rutgers University Business School.  From 1997 to 2000, Dr. Tang was a director and Co-founder of Aegisoft Corp.  Dr. Tang holds a Ph. D degree in Biochemistry and Molecular Biology from University of California at Riverside and an MBA in Finance from Leonard N. Stern School of Business at New York University. Dr. Tang’s extensive experience with Chinese companies and their marketplace and access to capital markets and his familiarity with a broad range of board functions make him highly qualified to serve as a member of the board and the audit committee and as Chairman of the nominating and corporate governance committee.

Jianfei Ni was appointed to the board of directors as an independent director on June 29, 2007.  Mr. Ni retired as Vice President and Chief Engineer from the Taiyuan Institute of Coal Design & Research, in Taiyuan, Shanxi, China, where he worked from 1978 to 2005.  Since 2006, Mr. Ni has been a consultant at Shanxi Weide Coal Mine Design & Consulting Company.  From 2005 to 2006, Mr. Ni was Chief Engineer at Shanxi Yuantong Coal Mine Engineering Design and Consulting Company.  With over thirty years of experience in the coal industry and extensive knowledge as a coal expert, Mr. Ni is highly qualified to serve as a member of the board of directors.

Other Significant Employees

Yao Zhao, the manager of coal washing plants of Shanxi Coal and former Chief Operating Officer of Puda, was one the two co-founders of Shanxi Coal. He was appointed to be Chief Operating Officer of Shanxi Coal and manager of its coal washing plants in 1999, and Chief Operating Officer of Puda on July 15, 2005.  He resigned from the Chief Operating Officer position in November 2006.  Yao Zhao also serves as an executive officer, and currently is a 75% owner of Shanxi Liulin Jucai Coal Industry Co., Limited, a coal mine which supplies raw coal to Shanxi Coal.  Yao Zhao is the brother of Ming Zhao, our Chief Executive Officer from July 2005 to June 2008.

Board Independence

The board of directors determined that Mr. Lawrence S. Wizel, Dr. Mark C. Tang and Mr. Jianfei Ni are “independent” under Section 803 of the NYSE Amex Company Guide.

On September 15, 2009, the Board of Directors amended and restated the Company’s Audit Committee Charter to be in compliance with the requirements of the NYSE Amex in connection with its application for listing on the Exchange.  The Board determined that all the three members of the Audit Committee, Mr. Jianfei Ni, Dr. C. Mark Tang and Mr. Lawrence S. Wizel, are independent as that term is defined in Section 10A(m) of the Exchange Act of 1934, as amended, and meet the independence requirements of the NYSE Amex.  To the full extent permitted by applicable law, the Audit Committee will exercise the powers and duties as set forth in the Amended and Restated Audit Committee Charter.

None of our officers, directors or significant employees is involved in any legal proceedings.

Audit Committee

Since the establishment of our audit committee on August 28, 2007, all related party transactions should be subject to our audit committee’s review and approval on an ongoing basis. Our audit committee is comprised of Mr. Lawrence S. Wizel, Dr. Mark C. Tang and Mr. Jianfei Ni, each of whom is “independent,” as that term is defined in Section 10A(m) of the Securities Exchange Act and the Rules and Regulations of the Securities and Exchange Commission, and meets the independence and financial literacy requirements of the NYSE Amex LLC.  Our Board of Directors has determined that Mr. Lawrence S. Wizel is the audit committee “financial expert” pursuant to Section 407(d)(5) of the Exchange Act. There are no written policies and procedures regarding review of related party transactions in our audit committee charter. The independent directors who are members of the audit committee follow state fiduciary laws in their review of the related party transactions and will approve such transactions if they are in our best interests.

Board Diversity

We have no formal policy regarding board diversity.  Our priority in selection of board members is identification of members who will further the interests of our stockholders through their management experience, knowledge of our business, understanding of the competitive landscape, familiarity with our targeted markets and experience with the regulatory framework to which we are subject.

Board Leadership Structure and Risk Oversight

Mr. Zhao has served as Chairman of our board of directors since our inception and had also served as our CEO since our inception until June 25, 2008. Our board leadership structure is commonly utilized by public companies with all or substantially all of their operations in China, and we believe that this leadership structure has been effective for us.  Having our former CEO and our co-founder serve as Chairman of the board shows our employees, customers and other constituencies that we are under strong leadership, with strong continuity in our business, strategy and the management of our operations. We also believe that this eliminates the potential for duplication of efforts and inconsistent actions.

Mr. Wizel has served as the Chairman of our Audit Committee since August 3, 2007.  We believe Mr. Wizel’s financial literacy, expertise and experience as a senior auditing partner at Deloitte are extremely helpful to us as a NYSE Amex listed company and in our effectors to continue to comply with requirements regarding internal control over financial reporting.  We recognize that different board leadership structures may be appropriate for companies with different histories or varying equity ownership structures and percentages. However, we believe our current leadership structure remains the optimal board leadership structure for us.

Our audit committee is responsible for overseeing our risk management function. While the audit committee has primary responsibility for overseeing risk management, our entire board of directors is actively involved in overseeing our risk management. For example, the board engages in periodic discussions with such company officers as the board deems necessary, including the chief executive officer, chief operating officer, chief financial officer and general counsel. We believe that the leadership structure of our board supports effective risk management oversight.

Code of Ethics

On September 15, 2009, the Board of the Company adopted a Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of the Company, including the CEO and CFO. The Code is available on the company’s website at http://www.pudacoalinc.com under the Investor Relations section.  Any amendments to, or waivers of, the Code which applies to any of our executive officers or directors will be disclosed in our website promptly following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (the “Reporting Persons”), to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  Such officers, directors and 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Reporting Persons of an issuer that is registering equity securities for the first time under Section 12 of the Exchange Act must file a Form 3 no later than the effective date of the registration statement.  Due to a lack and delay of Edgar filing codes at the time the Company’s registration statement under Form 8-A was declared effective, the October 1, 2009 Forms 3 were filed late on behalf of Messers. Jianfei Ni, Tang C. Mark, Langxiang Peng, Lawrence Wizel, Qiong Wu, Ming Zhao, Yao Zhao and Liping Zhu. To the Company’s knowledge, the Company believes that all of the Section 16 filing requirements were other satisfied for 2009.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Objectives

The primary objectives of our compensation programs are to attract, motivate and retain talented and dedicated executive officers. Additionally, our compensation programs are designed to reward good work in connection with the achievement of corporate performance goals (as described below).

Prior to the establishment of our compensation committee in October 2007, our executive compensation decisions were made by our board of directors with the consultation of our executive officers. On October 25, 2007, we established a compensation committee consisting of three members, Messers. Jianfei Ni (Chairman), C. Mark Tang and Lawrence S. Wizel. All three members are “independent directors” as that term defined by the NYSE Amex rules and “non-employee directors” under Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934. Our board of directors adopted a compensation committee charter, which is filed as Exhibit 3.01 to the Form 8-K filed on October 25, 2005. To the full extent permitted by applicable law, the compensation committee exercises the powers and duties as set forth in the compensation committee charter. The compensation committee determines the compensation for our directors, CEO and other executive officers, employees, consultants and advisors, reports annually to our stockholders on executive compensation matters, administers our equity-based and other compensation plans, if any, and takes or cause to be taken such other actions and address such other matters as the board of directors may from time to time authorize the compensation committee to undertake or assume responsibility for.

We judge whether our compensation programs have met their goals by whether they have attracted and retained talented and dedicated executives and whether the response from executives is that their overall compensation causes them to feel dedicated to our corporate goals and motivated to perform at highest level.

Compensation Policies in Determination of Compensation

Consultants and Benchmarks

We did not retain any compensation consultant to design or review our compensation policies and procedures in 2009. We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers by taking into account our own corporate goals and performance and local practice in China as well as the general pay level of Chinese companies listed in the U.S.; however, we did not use any specific benchmark companies in connection with the determination of our 2009 compensation.

Compensation Mix

Our executive compensation is allocated in the form of cash and equity-based compensation. We have established Puda Coal, Inc. 2008 Equity Incentive Plan on December 29, 2008 (the “Plan”), and we have granted stock awards to certain directors and officers pursuant to the Plan.

Employment and Change of Control Agreements

We have entered into employment agreements with our CEO on June 25, 2008, CFO on July 23, 2008 and COO on March 6, 2009. The employment agreements do not have change of control provisions and we do not have separate change of control agreements with our employees.

Accounting and Tax Treatment

Given our current levels of compensation, the accounting and tax consideration have not significantly impacted our forms of compensation.

We do not believe there is any substantial risk arising from our compensation policies and practices for our employees that may have a material adverse effect on us, due to the nature of our business and compensation structure.

Elements of Compensation

Our executive compensation consists of the following elements:

Base salary

Our Compensation Committee, which was established in July 2007, reviewed and set the base salary level for each executive officers for year 2009 by taking into account our own operating goals and performance and local practice in China, we also  refer to the general pay level of executive officers of those companies listed in the U.S.

Base salary is a significant portion of our overall executive compensation, which is consistent with the compensation practices of many Chinese companies.  Our current CEO and CFO joined the Company in 2008,  their base salaries were determined based on the negotiation between them and the Company, taking into consideration the market practice in China.

Bonus

We may compensate executives with an annual discretionary cash bonus because we want to reward good work in connection with the achievement of certain corporate performance targets. We do not award bonuses based on individual performance measures.

Discretion has been exercised in awarding cash bonuses. In deciding to compensate individual executives with an annual bonus and in setting annual bonus amounts, the board of directors considered whether and to what extent the executive contributed to our business and operations.  We did not grant any bonus to our named executive officers in 2009 because of the general economic downturn, which has significantly affected our operating performance and cash flows.

Stock Awards and Options Awards

On December 29, 2008, the shareholders of the Company approved a Puda Coal, Inc. 2008 Equity Incentive Plan and amended on July 30, 2009 to reflect the 7-to-1 Share Conversion of the Company (the “2008 Plan”).  The purpose of the 2008 Plan is to promote the success of the Company and to increase shareholder value by providing an additional means through the grant of equity incentive awards to attract, motivate, retain and reward employees and directors.  Any employee or director of the Company is eligible to participate in the 2008 Plan and may be granted stock awards and/or options (collectively, “Awards”) by the administrator of the 2008 Plan, which is the Board of Directors, the Compensation Committee or their delegates.  The 2008 Plan became effective upon its approval by the shareholders of the Company and will continue in effect for a term of ten years unless terminated by the administrator of the 2008 Plan earlier.  The aggregate number of shares of common stock that may be issued pursuant to the Awards under the 2008 Plan is 714,286 shares (after adjusting for the 7-to-1 Share Conversion).  The aggregate number of shares subject to the Awards under the 2008 Plan during any calendar year to any one awardee will not exceed 71,429 shares (after adjusting for the 7-to-1 Share Conversion).  The fair market value of the common stock should be determined by the administrator of the 2008 Plan in good faith using a reasonable valuation method in a reasonable manner in accordance with Section 409A of the Internal Revenue Code of 1986, as amended.  Whenever possible, the determination of fair market value should be based upon the average of the highest and lowest quoted sales prices for such common stock as of such date as reported in sources as determined by the administrator.

On November 6, 2009, the Compensation Committee approved the grant of restricted stock units to certain employees of the Company and its subsidiary, Shanxi Coal, including without limitation, Mr. Liping Zhu, Chief Executive Officer and President, and Ms. Qiong Wu, Chief Financial Officer, under the 2008 Plan.

Under the Compensation Committee approval, the Company granted Mr. Zhu and Ms. Wu 15,000 and 30,000 shares of common stock of the Company, respectively.  The shares granted to each of Mr. Zhu and Ms. Wu will vest 40% upon the date that is one-year anniversary of the grant date (November 6, 2009), 30% upon the date that is two-year anniversary of the grant date, and 30% upon the date that is three-year anniversary of the grant date.

Retirement and/or Deferred Compensation

We do not provide any other retirement or deferred compensation to any of our named executives other than, in accordance with Chinese law, 14% of an employee’s monthly base salary to such employee’s welfare and benefit package. The amounts we contributed to our named executive officers are included in the “Other Annual Compensation” column in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth information concerning all compensation paid to our named executive officers during the last three completed fiscal years as a registrant. No other executive officer received a total compensation that exceeded $100,000 during 2007, 2008 or 2009.  Except the amount of $54,298 paid by the Company to Ms. Wu in 2009, the amounts of compensation reported in the summary compensation table are the amounts of the compensation the named executive officers received from Shanxi Coal, the Company’s subsidiary.

Name and Principal Position	Year	Salary ($) (1)		Stock Awards ($)		Other Annual Compensation (1)(2) ($)	Total (1)($)
Liping Zhu	2009	32,992		107,400	(5)	-	140,392
(President and Chief Executive Officer)	2008	38,571	(3)	-		1,145	39,716
Qiong Wu	2009	90,922		214,800	(5)	-	305,722
(Chief Financial Officer)	2008	50,000	(4)	-		1,410	11,485

(1)
All compensations were paid in Reminbi but are reported in U.S. dollars. The currency conversion ratio we used to report the compensation in the table is 6.8259, which is the average conversion ratio for fiscal year 2009, consistent with the conversion ratio we used in our consolidated financial statements for the fiscal year ended December 31, 2009.

(2)
In accordance with Chinese regulations, we had accrued 14% of the base salary of each employee (including named executive officers) to such employees’ welfare in 2008. In 2009, according to the revised regulation, we did not accrue the 14% staff welfare.

(3)
Represents the salary Mr. Liping Zhu earned from June 25, 2008, the day he became our CEO, to the end of 2008 pursuant to the employment agreement between the Company and Mr. Zhu.  The actual payment by the end of December 31, 2008 is $8,182.

(4)
Represents the salary Ms. Qiong Wu earned from July 23, 2008, the day she became our CFO, to the end of 2008 pursuant to the employment agreement between the company and Ms. Wu.  The actual payment by the end of December 31, 2008 is $10,075.

(5)	Represents aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718.

Grants of plan-based awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(1)
Liping Zhu	11/06/2009	15,000	(2)	107,400
Qiong Wu	11/06/2009	30,000	(2)	214,800

(1)
The grant date fair value of each equity award computed in accordance with FASB ASC Topic 718. (2)The shares were granted to each of Mr. Zhu and Ms. Wu at November 6, 2009, (the “grant date”). The shares will vest 40% upon the date that is one-year anniversary of the grant date, 30% upon the date that is two-year anniversary of the grant date, and 30% upon the date that is three-year anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(3)
Liping Zhu	-	-	15,000	(1)	107,400	(2)
Laby Wu	-	-	30,000	(1)	214,800	(2)

(1)
The shares were granted to each of Mr. Zhu and Ms. Wu at November 6, 2009, (the “grant date”). The shares will vest 40% upon the date that is one-year anniversary of the grant date, 30% upon the date that is two-year anniversary of the grant date, and 30% upon the date that is three-year anniversary of the grant date.

(2)	Market price of unvested shares owned as of December 31, 2009.

(3)	The aggregate fair value of equity awards was computed in accordance with FASB ASC Topic 718 at grant dates.

Pension Benefits and Non-Qualified Deferred Compensation

In accordance with Chinese law, we contributed 14% of the monthly base salary of each employee (including named executive officers) to such employee’s welfare and benefit in 2009.  We did not provide any other retirement or deferred compensation to any of our named executive officers in fiscal year 2009.

None of our named executive officers had any post termination or change of control benefits.

Compensation of Directors

Our non-employee directors are compensated in accordance with their director contracts with the company, which includes stock, and cash compensation in the case of Mr. Wizel and Dr. Tang.  Non-employee directors are also reimbursed for reasonable expenses incurred in attending board and committee meetings.

The Company does not have termination or change of control agreements with directors, nor are there any prerequisites or life insurance premium payments to the directors.

Director Compensation Table

The amounts of compensation reported in the director compensation table for fiscal year 2009 are the amounts of the compensation the directors received from Puda Coal. Our directors did not receive any additional compensation from Shanxi Coal.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Total ($)
Ming Zhao	26,994	(2)	—		26,994
Lawrence Wizel	40,000	(3)	25,000	(4)	65,000
C Mark Tang	25,000	(5)	15,000	(6)	40,000
Jianfei Ni	-		25,000	(7)	25,000

(1)	Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Represents the dollar amount of annual cash fee to Mr. Zhao earned from January 1, 2009 to December 31, 2009.

(3)	50% of the $40,000 annual cash fee to Mr. Wizel was earned on March 11, 2009; the remaining 50% was earned on August 11, 2009.

(4)	$12,500 of the stock awards to Mr. Wizel was vested on March 11, 2009 and $12,500 of the stock awards to Mr. Wizel was vested on August 11, 2009.

(5)	50% of the $25,000 annual cash fee to Mr. Tang was earned on April 9, 2009; 50% of the $25,000 was earned on October 9, 2009.

(6)	$7,500 of the stock awards to Mr. Tang was vested on April 9, 2009 and $7,500 of the stock awards to Mr. Tang was vested on October 9, 2009.

(7)	$12,500 of the stock awards to Mr. Ni was vested on March 11, 2009 and $12,500 of the stock awards to Mr. Ni was vested on August 11, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on March 15, 2010, for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At March 17, 2010, we had 19,449,832 shares of our common stock outstanding.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Beneficial Ownership %(2)
Ming Zhao, Former President and CEO; Chairman of the Board	7,594,290	(3)	36.08
Yao Zhao	1,896,430		9.01
Liping Zhu, President and CEO	0		0
Laby Wu, CFO	0		0
Lawrence S. Wizel, director	14,963	(3)	0.07
C. Mark Tang, director	14,561	(3)	0.07
Jianfei Ni, director	13,177	(3)	0.06

All executive officers and directors as a group	9,533,421		45.30

(1)	Address is c/o Shanxi Puda Coal Group Co., Ltd. 426 Xuefu Street, Taiyuan, Shanxi Province, China.

(2)	Assumes that all of the notes are converted and all of the warrants are exercised.

(3)	As of December 31, 2009, none of the additional shares and warrants granted to the director or officer in 2009 (other than the ones listed in the table above) were issued or outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dividend Payments. In 2005, Shanxi Coal declared dividends equals to $1,715,470, payable to Ming Zhao (80%) and Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid in October 17, 2008. In September 2008, Shanxi Coal declared dividends of $1,170,754 to its shareholders. Of which, $1,053,678 is payable to Putai, who is 90% equity owners of Shanxi Coal, and $93,661 is payable to Mr. Ming Zhao who is 8% owner and $23,415 is payable to Mr. Yao Zhao who is 2% owner of Shanxi Coal .  As of the date of this report, the declared dividend is not paid.

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

Headquarters Lease. In 2001, Shanxi Coal entered into agreements with Resources Group, an entity owned 80% by Ming Zhao and 10% by Yao Zhao, to lease an office and certain equipment. In 2009, the rent expense paid to Resource Group was $158,000, and as an 80% owner and 10% owner of Resources Group, Ming Zhao and Yao Zhao had interest of $126,400 and $15,800 in the lease, respectively.

Warehouse Facility. Resources Group also has a large storage facility in Liulin County near Shanxi Coal’s Shanxi Liuling Dongqiang Plant which holds cleaned coal processed our cleaning facilities. The storage facility has a railway dock and spur with access to local rail. It is permitted to use this facility rent-free.

Advance for Land Use Rights. Yao Zhao advanced funds to us for payments due for land use rights for the land used for old Jucai Liulan Plant of $197,000 in 2000. The amount payable to Yao Zhao, adjusted for changes in exchange rate was $239,393 as of December 31, 2009. The land use rights were for use of the land upon which the old Shanxi Liulin Jucai Plant was constructed.

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

Conflict of Interest. Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. As the 10% direct equity owners of Shanxi Coal, they might personally profit if Shanxi Coal’s benefits of operation are not directed to us. In addition, the loan used to finance our recent facility expansions are held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default. With their combined ownership of us 48.93% (45.09% after the warrant exercise), they can control the actions which we take. Ming Zhao is our Chairman of the board of directors and had been our CEO until June 2008. In addition, they also control the mines from which we get most of our coal. By limiting or eliminating our coal supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group.

The acquisition of Shanxi Coal was recommended by our audit committee and was approved by all independent members of our board of directors.  The Zhao brothers did not participate or vote on the decision to acquire Shanxi Coal.

As of December 31, 2009 and 2008, the Group had the following amounts due from/to related parties:

	December 31, 2009	December 31, 2008
	$’000	$’000
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$1,020	$879

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$795	$796

Other payable to Yao Zhao, manager and shareholder of Puda	236	234

	$1,031	$1,030
Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	6,500	7,800

	$7,800	$9,100

The balances, except for the loan payable to Resources Group, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $795,000 includes $901,000 of professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company, netted against other receivables of $106,000 due from Resources Group.

The amount payable to Yao Zhao represents land-use rights paid by him on behalf of Shanxi Coal.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease office premises.  In the years ended December 31, 2009, 2008 and 2007, rental expenses paid to Resources Group were $158,000, $7,000 and $6,000, respectively.

In the years ended December 31, 2009, 2008 and 2007, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $15,055,000, $16,083,000 and $18,320,000, respectively.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal, pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers.  Under the terms of the agreement, Shanxi Coal receives a discount of RMB 30(approximately $4) to RMB 50(approximately $7) per metric ton of coal from the price Jucai Coal charges to its other customers.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the year ended December 31, 2009, Shanxi Coal paid principal of $1,300,000 (2008: $1,300,000, 2007: $1,300,000) and interest of $518,000 (2008: $594,000, 2007: $674,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group.

Since the establishment of our audit committee on August 28, 2007, all related party transactions are subject to our audit committee’s review and approval on an ongoing basis. Our audit committee is comprised of three directors, each of whom are “independent,” as that term is defined in Section 10A(m) of the Exchange Act of 1934, and the Rules and Regulations of the Securities and Exchange Commission, and shall otherwise meet the applicable independence and financial literacy requirements of the NYSE Amex. There are no written policies and procedures regarding review of related party transactions in our audit committee charter. The independent directors who are members of the audit committee follow state fiduciary laws in their review of the related party transactions and will approve such transactions if they believe them to be in our best interests.

Director Independence

Our board of directors consists of Ming Zhao, Lawrence S. Wizel, C. Mark Tang and Jianfei Ni as directors.  Ming Zhao is also 39.14% shareholder of us and therefore is not “independent” under the NYSE Amex rules. Lawrence S. Wizel, C. Mark Tang and Jianfei Ni are “independent” under the NYSE Amex rules.

Item 14. Principal Accountant Fees and Services

The fees billed to us by our independent auditors, Moore Stephens, for services for the fiscal year ended December 31, 2009, were as follows:

Audit Fees. This category consists of fees for the audit of consolidated financial statements and review of consolidated financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2009 and December 31, 2008, the audit fee charged by Moore was approximately $123,000, and $108,000, respectively.

Audit-Related Fees. This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of consolidated financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, and our current report on Form 8-K and Form 8-K/A. For the years ended December 31, 2009 and December 31, 2008, Moore Stephens billed us for audit related fees in the amount of approximately $0 and $54,000, respectively.

Tax Fees. This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the fiscal years ended December 31, 2009 and December 31, 2008, Moore Stephens billed us for tax fees in the amount of approximately $0 and $0.

All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the fiscal years ended December 31, 2009 and December 31, 2008, Moore Stephens charged us for the internal control over the financial reporting in the amount of approximately $70,000 and $0 respectively.

PART IV
Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith or incorporated by reference into this report on Form 10-K:

Exhibit No.	Exhibits
3.1	Articles of Incorporation (incorporated by reference to Current Report of the Company on Form 8-K file September 21, 2005)

3.2	Bylaws of Puda Coal, Inc., as amended on June 29, 2007 (incorporated by reference to Exhibit 3.1 to Current Report of the Company filed on Form 8-K filed July 6, 2007).

3.3	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 3.1 to Current Report of the Company filed on Form 8-K filed September 15, 2009).

3.4	Compensation Committee Charter (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 29, 2007).

3.5	Nominating Committee Charter (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 29, 2007.

3.6
Puda Coal, Inc. 2008 Equity Incentive Plan and form agreements under the Plan (incorporated by reference to Exhibits 10.4-10.7 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

3.7
Amendment No. 1 to Puda Coal, Inc. 2008 Equity Incentive Plan dated July 30, 2009. (incorporated by reference to Exhibits 3.1-3.2 to Current Report of the Company filed on Form 8-K filed November 12, 2009)

10.1
Form of Subscription Agreement dated November 18, 2005 entered into by Puda Coal, Inc. and the Investors (incorporated by reference to Exhibit 99.1 to Current Report of the Company filed on Form 8-K on November 23, 2005).

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

10.31
Agreement of Shares Transfer by and among Shanxi Puda Coal Group Co., Ltd., Li Jingquan, Feng Ming and Chen Guang dated May 14, 2009 (incorporated by reference to Exhibits 10.1-10.2 to Current Report of the Company filed on Form 8-K filed May 15, 2009)

10.32
Plan of Conversion, Delaware Certificate of Conversion, Florida Certificate of Conversion, Certificate of Incorporation of Puda Coal, Inc.-a Delaware corporation, By-laws of Puda Coal, Inc.- a Delaware corporation (incorporated by reference to Exhibits 3.1-3.5 to Current Report of the Company filed on Form 8-K filed JuJuly8, 2009  15, 2009)

10.35
Mining Right and Mining Assets Transfer Agreement between Pinglu County Da Wa Coal Industry Co., Ltd. and Shanxi Puda Coal Group Co., Ltd. (incorporated by reference to Exhibits 10.1 to Current Report of the Company filed on Form 8-K filed December 17, 2009).

10.36
Mining Right and Mining Assets Transfer Agreement between Pinglu County Guanyao Coal Industry Co., Ltd. and Shanxi Puda Coal Group Co., Ltd. (incorporated by reference to Exhibits 10.2 to Current Report of the Company filed on Form 8-K filed December 17, 2009).

23.1	Auditors' Consent dated March 31, 2010

31.1 *	Certification of Mr. Liping Zhu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Ms. Qiong Wu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PUDA COAL, INC.

Dated: March 31, 2010	By:	/s/ Liping Zhu
Liping Zhu, Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title

(i) Principal Executive Officer:

/s/ Liping Zhu
Liping Zhu	Chief Executive Officer (Principal Executive Offier)	Dated: March 31, 2010

(ii) Principal Financial and Accounting Officer:

/s/ Qiong Wu
Qiong Wu	Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 31, 2010

(iii) Directors:

/s/ Ming Zhao
Ming Zhao	Chairman of the Board	Dated: March 31, 2010

/s/ Jianfei Ni
Jianfei Ni	Director	Dated: March 31, 2010

/s/ C. Mark Tang
C. Mark Tang	Director	Dated: March 31, 2010

/s/ Lawrence Wizel
Lawrence Wizel	Director	Dated: March 31, 2010