Form 10-Q
period 2010-03-31
Puda Coal, Inc.
filed 2010-05-17
CIK 1162747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 11, 2010, is 19,757,595 shares of common stock.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3-4

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	5

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	6

Notes to Unaudited Consolidated Financial Statements	7~~-~~30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31~~-~~36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36~~-~~37

Item 4T. Controls and Procedures	37~~-~~38

PART II. OTHER INFORMATION

Item 1A. Risk Factors	39

Item 6. Exhibits	39

Signatures	40

Certifications	41~~-~~43

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(In thousands of United States dollars)

	Note(s)	March 31, 2010	December 31, 2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	19	$49,393	$19,918
Accounts receivable, net		25,835	25,340
Advances to suppliers
- Related parties	3	1,114	1,020
- Third parties		2,294	3,552
Inventories	4	20,034	22,531

Total current assets		98,670	72,361

PREPAYMENTS	5	6,259	6,259

PROPERTY, PLANT AND EQUIPMENT, NET	6	13,566	13,986

INTANGIBLE ASSETS, NET	7	3,923	3,945

INVESTMENT, AT COST	8	14,650	14,650

TOTAL ASSETS		$137,068	$111,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	3, 9	$1,300	$1,300
Accounts payable		6,310	4,839
Other payables
- Related parties	3	1,031	1,031
- Third parties		2,672	2,650
Accrued expenses		885	1,076
Income taxes payable		2,333	1,091
VAT payable		1,306	1,135
Derivative warrants	10, 20	6,822	7,620

Total current liabilities		22,659	20,742

LONG-TERM LIABILITIES
Long-term debt
- Related party	3, 9	6,175	6,500

Total long-term liabilities		6,175	6,500

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
March 31, 2010 and December 31, 2009
(In thousands of United States dollars)

	Note(s)	March 31, 2010	December 31, 2009
		(Unaudited)

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 19,638,309 (2009: 15,828,863)	12	19	15
Paid-in capital	12	54,125	35,212
Statutory surplus reserve fund		1,366	1,366
Retained earnings		42,677	37,233
Accumulated other comprehensive income		10,047	10,133

Total stockholders’ equity		108,234	83,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$137,068	$111,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009
(In thousands of United States dollars, except per share data)

		Three months ended March 31,
	Note(s)	2010	2009

NET REVENUE		$61,971	$49,721

COST OF REVENUE		51,697	45,850

GROSS PROFIT		10,274	3,871

OPERATING EXPENSES
Selling expenses		638	577
General and administrative expenses		558	341

TOTAL OPERATING EXPENSES		1,196	918

INCOME FROM OPERATIONS		9,078	2,953

INTEREST INCOME		22	33

INTEREST EXPENSE	13	(117)	(137)

DERIVATIVE UNREALIZED FAIR VALUE (LOSS)/ GAIN	14	(1,207)	8

INCOME BEFORE INCOME TAXES		7,776	2,857

INCOME TAXES	15	(2,332)	(741)

NET INCOME		5,444	2,116

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(86)	(166)

COMPREHENSIVE INCOME		$5,358	$1,950

EARNINGS PER SHARE - BASIC		$0.31	$0.14
- DILUTED		$0.31	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	16	17,832,199	15,333,680
- DILUTED	16	18,594,264	15,378,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(In thousands of United States dollars)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,444	$2,116
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	22	21
Depreciation	420	419
Allowance for doubtful debts	-	44
Derivative unrealized fair value loss/(gain)	1,207	(8)
Stock compensation	205	25
Changes in operating assets and liabilities:
Increase in accounts receivable	(494)	(14,724)
Decrease in other receivables	-	4
Decrease in advances to suppliers	1,164	2,889
Decrease/(increase) in inventories	2,497	(2,676)
Increase in accounts payable	1,471	265
Decrease in accrued expenses	(100)	(111)
Increase/(decrease) in other payables	22	(241)
Increase/(decrease) in income tax payable	1,241	(576)
Increase/(decrease) in VAT payable	171	(1,722)

Net cash provided by/(used in) operating activities	13,270	(14,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	2,078	-
Issue of common shares	14,538	-
Repayment of long-term debt	(325)	(325)

Net cash provided by/(used in) financing activities	16,291	(325)

Effect of exchange rate changes on cash	(86)	(127)

Net increase/(decrease) in cash and cash equivalents	29,475	(14,727)
Cash and cash equivalents at beginning of period	19,918	39,108

Cash and cash equivalents at end of period	$49,393	$24,381

Supplementary cash flow information
Cash paid during the period for:
Interest	$117	$137
Income taxes	$1,091	$1,317

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

Effective on July 30, 2009 (the “Effective Date”), the Company completed a reincorporation from a Florida corporation to a Delaware corporation.  Each issued and outstanding share of common stock, par value $0.001 per share, of the Florida-incorporated Company was automatically converted into 0.142857 issued and outstanding share of common stock, par value $0.001 per share, of the Delaware-incorporated Company (the “7-to-1 Share Conversion”).  No fractional shares were or will be issued in connection with the conversion; instead, the Company rounded up the fractional share to the nearest whole number. Any common shares exercised from the warrants or stock options which were issued before the Effective Date were also subject to the conversion ratio of 7 to 1. The total number of authorized shares of common stock and preferred stock did not change as a result of the conversion.  Although the 7-to-1 Share Conversion occurred on July 30, 2009, it was retroactively reflected in the consolidated financial statements as if the reverse split was effective from January 1, 2009.

BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI has not had any operating activities since its inception on August 19, 2004.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

As of March 31, 2010, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the companies are as follows:

●	Puda Coal, Inc.: Mr. Ming Zhao (approximately 39%); Mr. Yao Zhao (approximately 10%) held directly.

●	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 39%); Mr. Yao Zhao (approximately 10%) held indirectly through Puda.

●	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 39%); Mr. Yao Zhao (approximately 10%) held indirectly through Puda and BVI.

●	Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (8%); Mr. Yao Zhao (2%) held directly, Mr. Ming Zhao (approximately 35%); Mr. Yao Zhao (approximately 9%) held indirectly through Puda, BVI and Putai.

After the above reorganization and as of March 31, 2010, the organizational structure is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Ming Zhao (8%) and Yao Zhao (2%)
| 100%		|
Shanxi Putai Resources Limited "Putai"	90% ----------›	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. Intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.  The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as reported in Form 10-K.

(b) Use of Estimates

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2010 and December 31, 2009, the Group did not have any cash equivalents.

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

(h)  Investment

The Group accounts for its equity investment, for which it does not possess the ability to exercise significant influence using the cost method under ASC 325 “Investments”.  Significant influence generally does not exist if the ownership interest in the voting stock of the investee is less than 20% and the Group does not take part in the operational management of the investee.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments.  When the decline is determined to be other-than-temporary, the cost basis for the investment is reduced and a loss is realized in the consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders' equity section in the consolidated balance sheets.  The Group makes such determination based upon a number of factors, including financial condition, operating results, sales forecasts and earnings growth of the investee, broad economic factor impacting the investee’s industry, and the Group's intent and ability to retain the investment over a period of time, which is sufficient to allow for any recovery in market value.  Under the cost method of accounting, dividend received is recognized as income (see Note 8).

 (i) Impairment of Long-Lived Assets

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

(k) Income Taxes

The Group accounts for income taxes under ASC 740 "Income Taxes".  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of March 31, 2010 and December 31, 2009.

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

Based on all known facts and circumstances and current tax law, the Group believes that the total amount of unrecognized tax benefits as of March 31, 2010 is not material to its results of operations, financial condition or cash flows. The Group also believes that the total amount of unrecognized tax benefits as of March 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Group further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Group’s results of operations, financial condition or cash flows.

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the Group has no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of March 31, 2010.

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

(m) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the three months ended March 31, 2010 and 2009.

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

3. Related Party Transactions

As of March 31, 2010 and December 31, 2009, the Group had the following amounts due from/to related parties:

	March 31, 2010	December 31, 2009
	$’000	$’000
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”) for raw coal purchase, a related company with a common owner	$1,114	$1,020

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$795	$795

Other payable to Yao Zhao, manager and shareholder of Puda	236	236

	$1,031	$1,031
Loan payable to Resources Group
-current portion	$1,300	$1,300
-long-term portion	6,175	6,500

	$7,475	$7,800

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

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the three months ended March 31, 2010 and 2009, rental expenses paid to Resources Group were $40,000 and $39,000, respectively (see Note 11).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related Party Transactions (continued)

In the three months ended March 31, 2010 and 2009, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $3,760,000 and $3,569,000, respectively.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal, pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers.  Under the terms of the agreement, Shanxi Coal receives a discount of approximately RMB30 (approximately $4) to RMB50 (approximately $7) per metric ton of coal from the price Jucai Coal charges to its other customers.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transferred two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the three months ended March 31, 2010 and 2009, Shanxi Coal paid principal of $325,000 (2009: $325,000) and interest of $117,000 (2009: $137,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 6, 7 and 9).

4. Inventories

As of March 31, 2010 and December 31, 2009, inventories consist of the following:

	December 31, 2009	December 31, 2009
	$’000	$’000

Raw materials	$8,668	$9,671
Finished goods	11,366	12,860

Total	$20,034	$22,531

There was no allowance for losses on inventories as of March 31, 2010 and December 31, 2009.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Prepayments

On December 11, 2009, Shanxi Coal entered into a mining rights and mining assets transfer agreement with Pinglu County Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”), pursuant to which Shanxi Coal will purchase from Da Wa Coal all its tangible assets and coal mining rights with respect to a coal mine located in Pinglu County, Yuncheng City and Yuanqu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Da Wa Coal an aggregate purchase price of RMB 190 million (approximately $27.8 million) in cash, of which RMB 46.6 million ($6.8 million) is for the tangible assets and RMB 143.4 million ($21.0 million) is for the mining rights and compensation to Da Wa Coal. As of March 31, 2010, Shanxi Coal has prepaid 15% of the purchase price of RMB 28.5 million ($4,176,000) and a second installment in the amount of RMB 123.5 million (approximately $18.1 million) will be due within 15 days after transferring the registrations and ownership certificates of the mining rights and land and property deed, which is expected to take place in the second quarter of 2010. Shanxi Coal will pay the remainder of the purchase price, RMB 38 million (approximately $5.6 million) upon the one year anniversary of completion of the transfer.  Shanxi Coal’s obligation for payment is guaranteed by Ming Zhao.

On December 11, 2009, Shanxi Coal also entered into a mining rights and mining assets transfer agreement with Pinglu County Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”), pursuant to which, Shanxi Coal will purchase from Guanyao Coal all its tangible assets and coal mining rights with respect to a coal mine located in Pinglu County, Yuncheng City and Yuanqu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Guanyao Coal an aggregate purchase price of RMB 94.80 million (approximately $13.9 million) in cash, of which RMB 37.6 million ($5.5 million) is for the tangible assets and RMB 57.2 million ($8.4 million) is for the mining rights and compensation to Guanyao Coal.  As of March 31, 2010, Shanxi Coal has prepaid 15% of the purchase price of RMB 14.22 million ($2,083,000) and a second installment in the amount of RMB 61.62 million (approximately $9 million) will be due within 15 days after transferring the registrations and ownership certificates with respect to the mining rights and land and property deed, which is expected to take place in the second quarter of 2010.  Shanxi Coal will pay the remainder of the purchase price, RMB 18.96 million (approximately $2.8 million) upon the one year anniversary of completion of the transfer. Shanxi Coal’s obligation for payment is guaranteed by Ming Zhao.

Da Wa Coal and Guanyao Coal are both selling their coal mine assets and coal mining rights to Shanxi Coal as a result of the Chinese government’s requirement to close, consolidate and restructure smaller coal mines and the government’s approval of Puda Coal as one of the few coal mine consolidators that have the capacity to acquire and consolidate such coal mines.  Da Wa Coal and Guanyao Coal are closing their coal mine operations and are in the liquidating process.  Shanxi Coal is merely acquiring the tangible assets and coal mining rights from them in their liquidation process; Shanxi Coal is not acquiring or assuming any business, customers, vendors, business partners, contracts, employees or goodwill from the sellers, nor will Shanxi Coal assume any indebtedness or liabilities from them.  The Group plans to account for these transactions as asset acquisitions.

As of March 31, 2010 and December 31, 2009, Shanxi Coal has prepaid the purchase price as follows:

	March 31, 2010	December 31, 2009
	$’000	$’000

Da Wa mining assets	$4,176	$4,176
Guanyao mining assets	2,083	2,083

Total	$6,259	$6,259

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment, Net

As of March 31, 2010 and December 31, 2009, property, plant and equipment consists of the following:

	March 31, 2010	December 31, 2009
	$’000	$’000
Cost:

Buildings and facilities	$3,899	$3,899
Machinery equipment	15,682	15,682
Motor vehicles	114	114
Office equipment and others	35	35

	19,730	19,730

Accumulated depreciation:

Buildings and facilities	694	650
Machinery equipment	5,436	5,063
Motor vehicles	26	24
Office equipment and others	8	7

	6,164	5,744
Carrying value:

Buildings and facilities	3,205	3,249
Machinery equipment	10, 246	10,619
Motor vehicles	88	90
Office equipment and others	27	28

	$13,566	$13,986

Shanxi Coal pledged the Liulin and Zhongyang coal washing plants and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal.  If Shanxi Coal fails to pay the principal and interest of the purchase prices of the new plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as the collateral, are revertible to Resources Group (see Notes 3 and 9).

Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $420,000 and $419,000, respectively.  In the three months ended March 31, 2010 and 2009, the amount included in cost of sales and general and administrative expenses was approximately $412,000 (2009: $411,000) and $8,000 (2009: $8,000), respectively.

There was no impairment in the value of property, plant and equipment for the three months ended March 31, 2010 and 2009.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets, Net

	Land-use rights
	March 31, 2010	December 31, 2009
	$’000	$’000

Cost	$4,297	$4,297

Accumulated amortization	374	352

Carrying value	$3,923	$3,945

Land-use rights of $2,242,000 in Liulin County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to August 4, 2055.  Land-use rights of $1,392,000 in Zhongyang County purchased from Resources Group are located in Shanxi Province and are amortized over fifty years up to May 20, 2055.  Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 3 and 9).

Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $22,000 and $21,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2010 (remaining nine months), 2011, 2012, 2013 and 2014 amounts to approximately $66,000, $88,000, $88,000, $88,000 and $88,000, respectively.

There was no impairment in the value of intangible assets for the three months ended March 31, 2010 and 2009.

8.  Investment, at Cost

On May 14, 2009, Shanxi Coal entered into an agreement of share transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of $14,650,000. The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid.  In addition, under the agreement, the individual, owning the other 82% of Jianhe Coal, guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.   Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal, and the dividends declared each year will be no less than 80% of the annual net profits of Jianhe Coal.

The investment was recorded at cost and there was no impairment in the value of investment for the three months ended March 31, 2010 (see Note 2(h)).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

	March 31, 2010	December 31, 2009
	$’000	$’000

Conveyance loan	$7,475	$7,800
Less: current portion	(1,300)	(1,300)
Long-term portion	$6,175	$6,500

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the three months ended March 31, 2010 and 2009, Shanxi Coal paid principal of $325,000 (2009: $325,000) and interest of $117,000 (2009: $137,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 3, 6 and 7).

The future principal payments under the conveyance loan as of March 31, 2010 are as follows:

Year Ending December 31,	$’000

2010 (remaining nine months)	$975
2011	1,300
2012	1,300
2013	1,300
2014	1,300
Thereafter	1,300
$7,475

10.  Derivative Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes were convertible into common stock at $.50 per share over the term of the debt.  As of March 31, 2010, the notes with an aggregate principal amount of $10,260,000 were converted into 2,931,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, the notes with an aggregate principal amount of $2,115,000 were redeemed upon maturity, and the remaining notes with an aggregate principal amount of $125,000 will be paid off upon the receipt of the original notes from the investors.  The remaining notes with an aggregate principal amount of $125,000 are included in other payables in the consolidated balance sheet as of March 31, 2010. The related warrants to purchase 3,571,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, exercisable at $4.2 per share (after adjusting for the 7-to-1 Share Conversion), have a term of five years from the date of issuance.  As of March 31, 2010, 2,234,580 warrants (after adjusting for the 7-to-1 Share Conversion) were exercised into 2,234,580 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

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

The warrants are classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights and Late Filing Penalties described above.  Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010.  Upon exercise, the pro rata percentage of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative warrants transferred to equity in the three months ended March 31, 2010 and 2009 was $1,985,000 and $nil,  respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 357,143 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company at an exercise price of $4.2 per share (after adjusting for the 7-to-1 Share Conversion).  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $4.2 (after adjusting for the 7-to-1 Share Conversion) not in cash, but by reducing the number of common share issued to them.  As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of five years using the effective interest method, up to October 31, 2010.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative placement agent warrants transferred to equity in the three months ended March 31, 2010 and 2009 was $20,000 and $nil, respectively.  As of March 31, 2010, 294,867 (after adjusting for the 7-to-1 Share Conversion) placement agent warrants were exercised and resulted in the issuance of 211,363 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(c) The derivative warrants as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	$000	$000

Amount allocated to note warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	(394)
Less: amount transferred to equity upon exercise of note warrants in 2009	(1,369)	(1,369)
Less: amount transferred to equity upon exercise of placement agent warrants in 2009	(133)	(133)
Add: change in fair value in 2009	5,036	5,036
Less: amount transferred to equity upon exercise of note warrants in 2010	(1,985)	-
Less: amount transferred to equity upon exercise of placement agent warrants in 2010	(20)	-
Add: change in fair value in 2010	1,207	-

	$6,822	$7,620

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

The following table shows (i) fair values of derivative instruments in our statement of financial position as of March 31, 2010, and (ii) the effect of derivative instruments on the statement of financial performance for the three months ended March 31, 2010 in accordance with Accounting Standards Update (“ASU”) 2009-05 “Fair Value Measurements and Disclosure (Topic 820)”:
(i) Fair values of derivative instruments
	Liability derivatives
	March 31, 2010
	Balance sheet location	Fair Value
		$000
Derivatives not designated as hedging instruments under ASC 815

Derivative warrants	Current liabilities	$6,822

Total derivatives		$6,822

(ii) Effect of derivative instruments on the statement of operations

Derivatives not designated as hedging instruments under ASC 815
	Three months ended March 31, 2010
	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives
		$000
Derivative warrants	Derivative unrealized fair value loss	$(1,207)
Total		$(1,207)

11. Commitments and Contingencies

As of March 31, 2010, the Group leased office premises under the operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of March 31, 2010 are as follows:

Year Ending December 31,	$’000

2010 (remaining nine months)	$120
2011	160
2012	160
2013	160

$600

The above future lease payments represent amounts payable to Resources Group (see Note 3).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (continued)

As of March 31, 2010, the Group had contractual commitment for the purchase price under the mining rights and mining assets transfer agreements as follows (see Note 5):

$’000

Dawa mining assets	$23,700
Guanyao mining assets	11,800

$35,500

In March 2010, Shanxi Coal received an approval from the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province, including Jianhe Coal. Shanxi Coal has the government’s permission to acquire and consolidate the four coal mines into one, which could increase the total annual capacity of target coal mines from current accumulated 720,000 metric tons to 900,000 metric tons per year.  As of March 31, 2010, Shanxi Coal has not entered into any definitive agreements for the acquisition of these four coal mines.

In February 2010, the Shanxi provincial government enacted new guidelines that require the registered paid-in capital of coal mine consolidators to be at least RMB 200 million (about US$$29.3 million). Shanxi Coal was previous appointed by the government as a consolidator of two coal mine projects, and its current registered capital is RMB 22.5 million (about USD$3.3 million). The Company plans to increase Shanxi Coal’s registered paid-in capital to RMB 500 million (about USD $73.2 million) in May 2010 (See Note 21).

As of March 31, 2010 and December 31, 2009, the Group did not have any contingent liabilities.

12. Common Stock and Paid-in Capital

	Common Stock		Paid-in Capital
	No. of shares	$000	$000

Balance, January 1, 2010	15,828,863	$15	$35,212
Issue of shares to directors/employees	28,475	-	115
Issue of common shares	3,284,000	3	14,535
Exercise of note warrants	494,647	-	2,078
Derivative note warrants transferred to equity upon exercise	-	1	1,984
Exercise of placement agent warrants	2,324	-	-
Derivative placement agent warrants transferred to equity upon exercise	-	-	20
Stock-based compensation	-	-	181

Balance, March 31, 2010	19,638,309	$19	$54,125

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common Stock and Paid-in Capital (continued)

On February 18, 2010, the Company completed the offering and sale of 2,855,652 shares (the “Primary Shares”) of the Company’s Common Stock, par value $0.001 per share pursuant to an Underwriting Agreement with Brean Murray, Carret & Co., LLC and Newbridge Securities Corporation (collectively, the “Underwriters”) dated February 11, 2010.  The Primary Shares were sold to the public at a price of $4.75 per share.  The Company granted the Underwriters a 30-day option to purchase an aggregate of 428,348 additional shares of Common Stock (the “Overallotment Shares”).  On February 16, 2010, the Underwriters exercised the option in full.  The offering of the Overallotment Shares closed simultaneously with the closing of the offering of the Primary Shares.  The net proceeds to the Company were $14,538,000 after deducting underwriting commissions and expenses associated with the offering.

13. Interest Expense

Interest expense for the three months ended March 31, 2010 includes a $117,000 (2009: $137,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

14. Derivative Unrealized Fair Value (Loss)/Gain

Derivative unrealized fair value loss of $1,207,000 and derivative unrealized fair value gain of $8,000 in the three months ended March 31, 2010 and 2009, respectively, represented the change in fair value of the derivative warrants (see Note 10).

15. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three months ended March 31, 2010 and 2009, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25% for the three months ended March 31, 2010 and 2009.

Details of income taxes in the statements of operations are as follows:

	Three months ended March 31,
	2010	2009
	$’000	$’000

Current period provision	$2,332	$741

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Taxation (continued)

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:

	Three months ended March 31,
	2010	2009
	$’000	$’000

Income before income taxes	$7,776	$2,857

Income tax on pretax income at statutory rate	2,644	971
Tax effect of expenses that are not deductible in determining taxable profits	488	21
Tax effect of income that is not taxable in determining taxable profits	-	(3)
Effect of different tax rates of subsidiary operating in other jurisdictions	(837)	(262)
Change in valuation allowance	37	14

Income tax at effective rate	$2,332	$741

As at March 31, 2010 and December 31, 2009, the Group had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $7,048,000 and $6,938,000, respectively, which are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2010 and December 31, 2009.   The net operating loss carryforwards expire in years 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029 and 2030 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000, $1,225,000 and $1,067,000 and $110,000, respectively.

The Group has no intention to distribute earnings in the foreseeable future, and therefore no US tax liability has been accrued on undistributed earnings.

At March 31, 2010 and December 31, 2009, deferred tax assets consist of:

	March 31, 2010	December 31, 2009
	$’000	$’000

Net operating loss carryforwards	$2,396	$2,359
Less: Valuation allowance	(2,396)	(2,359)

Net	$-	$-

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Basic and Diluted Weighted Average Number of Shares

	Three months ended March 31,
	2010	2009

Basic weighted average number of shares (after adjusting for 7-to-1 Share Conversion)	17,832,199	15,333,680
Dilutive effect of stock-based awards	156,985	44,864
Assumed exercise of warrants	605,080	-

Diluted weighted average number of shares	18,594,264	15,378,544

The 7-to-1 Share Conversion on July 30, 2009 was retroactively reflected in the calculation of weighted average number of shares as if the reverse split was effective from January 1, 2009 (see Note 1).

17. Equity incentive plan

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

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
			$’000
Balance at January 1, 2010	160,665	$7.11
Granted	-	$-
Vested	(4,673)	$5.35	$25

Balance at March 31, 2010 (granted but not yet vested)	155,992	$7.16

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity incentive plan (continued)

A summary of share-based awards available for grant is as follows:

Restricted Stock Units

Balance at January 1, 2010	530,088
Shares reserved	-
Granted	-

Balance at March 31, 2009 (available for grant)	530,088

18. Stock Compensation
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

On August 11, 2008 and December 11, 2008, the Company granted an employee 2,857 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively.  The shares granted vested in full on their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Compensation (continued)

On August 11, 2008 and December 11, 2008, the Company granted Ming Zhao 2,857 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively.  The shares granted vested on the dates that are the one-year anniversary of their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.

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

The stock compensation expenses for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
	$’000	$’000

Stock compensation expense	205	25

19. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At March 31, 2010 and December 31, 2009, the Group has a credit risk exposure of uninsured cash in banks of approximately $49,393,000 and $19,918,000, respectively.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total accounts receivable as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010		December 31, 2009
	$’000%		$’000%

Customer A	$-	-	$2,542	10

20. Fair Value Measurement

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2010
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000

Derivative warrants	$6,822	-	$6,822	-

Total	$6,822	$-	$6,822	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

21. Subsequent Events

In February, the Shanxi provincial government enacted new guidelines that require the registered paid-in capital of coal mine consolidators to be at least RMB 200 million (about USD $29.3 million).

Shanxi Coal's current registered capital is RMB 22.5 million (about USD$3.3 million).  Since Shanxi Coal was previously appointed by the government as a consolidator of two coal mine projects, the Company plans to increase Shanxi Coal’s registered paid-in capital to RMB 500 million (about USD $73.2 million).  RMB 430 million, or 90%, of the increased capital injection will be made by Putai, Shanxi Coal’s 90% shareholder and the Company’s wholly-owned subsidiary. The remaining RMB 48 million, or 10%, of the increased capital injection will be made by Mr. Ming Zhao and his brother, Mr. Yao Zhao, who are Shanxi Coal’s 10% shareholders.

On May 7, 2010, Putai and Mr. Ming Zhao signed a Loan Agreement, pursuant to which, Putai will borrow from Mr. Zhao  RMB 240 million (approximately USD $35.2 million). The loan, which is unsecured, bears a 6% annual interest rate, payable on a quarterly basis. The term of the loan is 18 months from May 7, 2010. The loan plus the cash on hand will ensure Putai has enough money to make the capital injection.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheets as at March 31, 2010 and December 31, 2009 and the statements of operations and cash flows for the three months ended March 31, 2010 and 2009.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)
	Note(s)	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$2,006	$1,576

Total current assets		2,006	1,576

INVESTMENTS IN SUBSIDIARIES		85,150	78,184

TOTAL ASSETS		$87,156	$79,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable		$155	$155
Accrued expenses		221	388
Derivative warrants	10	6,822	7,620

Total current liabilities		7,198	8,163

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 19,638,309 shares (2009: 15,828,863)		19	15
Paid-in capital		114,608	104,729
Accumulated deficit		(34,669)	(33,147)

Total stockholders’ equity		79,958	71,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$87,156	$79,760

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

	Note(s)		Three months ended March 31,
			2010	2009

Revenue:

Share of earnings from investment in subsidiaries			$6,966	$2,174

Total revenue			6,966	2,174

General and administrative expenses			(315)	(66)

Income from operations			6,651	2,108

Derivative unrealized fair value (loss)/gain	10	(c), 14	(1,207)	8

Net income			$5,444	$2,116

No cash dividends were received from the subsidiaries for the three months ended March 31, 2010 and 2009.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Financial Information of Registrant (continued)
Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,444	$2,116
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(6,966)	(2,174)
Derivative unrealized fair value (loss)/gain	1,207	(8)
Stock compensation	205	25
Changes in operating assets and liabilities:
Advance to subsidiary	(16,000)	-
Increase in other payable	-	100
Decrease in accrued expenses	(76)	(87)

Net cash used in operating activities	(16,186)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	2,078	-
Issue of common shares	14,538	-

Net cash provided by financing activities	16,616	-

Net increase/(decrease) in cash and cash equivalents	430	(28)
Cash and cash equivalents at beginning of period	1,576	196

Cash and cash equivalents at end of period	$2,006	$168

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve substantial risks and uncertainties. These statements include the plans and objectives of management for the future growth of Puda Coal, Inc. (“Puda Coal” or the “Company”) and its subsidiaries. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Puda Coal. Although Puda Coal believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Puda Coal or any other person that the objectives and plans of Puda Coal will be achieved.

The words “we,” “us” and “our” refer to Puda Coal and its subsidiaries. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) a limited amount of resources devoted to expanding our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in our Form 10-K filed on March 31, 2010, and incorporated herein by reference or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenue. Net revenue was $61,971,000 for the three months ended March 31, 2010, compared to $49,721,000 for the three months ended March 31, 2009, an increase of $12,250,000, or 25%. The increase in revenue was primarily due to increased tonnage sales of cleaned coal and increased selling price.  The tonnage sales of cleaned coal increased approximately 47,000 MT, or 10%, from approximately 456,000 MT for the three months ended March 31, 2009 to approximately 503,000 MT for the three months ended March 31, 2010. Approximately $5,123,000 of the total revenue increase in the three months ended March 31, 2010 is attributed to the increase in tonnage sales of cleaned coal.  The selling price of cleaned coal increased approximately $14, or 13%, from approximately $109 per ton for the three months ended March 31, 2009 to approximately $123 per ton for the three months ended March 31, 2010.  Approximately $7,042,000 of the total revenue increase in the three months ended March 31, 2010 is attributed to the increase in selling price of cleaned coal.  The increase in tonnage sales and selling price were primarily due to increased orders of cleaned coal from customers for the three months ended March 31, 2010 as a result of strong demand from steel industries.

Cost of Revenue. Cost of revenue was $51,697,000 for the three months ended March 31, 2010, compared to $45,850,000 for the three months ended March 31, 2009, an increase of $5,847,000, or 13%.  This was primarily due to increased tonnage sales of cleaned coal and increased raw coal unit cost.  Approximately $4,512,000 of the increase in the total cost of revenue in the three months ended March 31, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $2, or 2%, from approximately $96 per ton for the three months ended March 31, 2009 to approximately $98 per ton for the three months ended March 31, 2010.  Approximately $1,006,000 of the increase in the total cost of revenue in the three months ended March 31, 2010 is attributable to the increase in raw coal unit cost.

Gross Profit. Gross profit was $10,274,000 for the three months ended March 31, 2010, compared to $3,871,000 for the three months ended March 31, 2009, an increase of $6,403,000, or 165%. Gross profit margins for the three months ended March 31, 2010 and 2009 were 17% and 8%, respectively. Such increase in gross profit margins was primarily due to an increase in average selling price of cleaned coal across the three months ended March 31, 2010.

Selling Expenses. Selling expenses were $638,000 for the three months ended March 31, 2010, compared to $577,000 for the three months ended March 31, 2009. This represents an increase of $61,000, or 11%, primarily due to the increase in sales volume in the three months ended March 31, 2010.

General and Administrative Expenses. General and administrative expenses were $558,000 for the three months ended March 31, 2010, compared to $341,000 for the three months ended March 31, 2009. This represents an increase of $217,000, or 64%, which was primarily due to an increase in stock compensation expenses of $180,000.

Income from Operations. Income from operations was $9,078,000 for the three months ended March 31, 2010, compared to $2,953,000 for the three months ended March 31, 2009. The increase of $6,125,000, or 207%, was primarily the result of an increase in gross profit of $6,403,000, which was partially offset by an increase in operating expenses of $278,000.

Interest Expense. Interest expense was $117,000 for the three months ended March 31, 2010, compared to $137,000 for the three months ended March 31, 2009.  This represents a decrease of $20,000, or 15%, primarily due to a decrease in interest payments for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss of $1,207,000 for the three months ended March 31, 2010 and derivative unrealized fair value gain of $8,000 for the three months ended March 31, 2009, respectively, represented a change in fair value of the warrants.

Income Before Income Taxes. Income before income taxes was $7,776,000 for the three months ended March 31, 2010, compared to $2,857,000 for the three months ended March 31, 2009. The increase of $4,919,000, or 172%, was primarily the result of an increase in operating profit of $6,125,000, which was partially offset by an increase in derivative unrealized fair value loss of $1,215,000 in the three months ended March 31, 2010.

Income Taxes. Income taxes were $2,332,000 for the three months ended March 31, 2010, compared to $741,000 for the three months ended March 31, 2009, an increase of $1,591,000, or 215%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The increase was primarily the result of the increase in operating profit of Shanxi Coal from $2,915,000 in the three months ended March 31, 2009 to $9,298,000 in the three months ended March 31, 2010.

Net Income. Net income was $5,444,000 for the three months ended March 31, 2010, compared to $2,116,000 for the three months ended March 31, 2009, an increase of $3,328,000, or 157%, mainly due to an increase in operating profit of $6,125,000, which was partially offset by an increase in income taxes of $1,591,000, and an increase in derivative unrealized fair value loss of $1,215,000 in the three months ended March 31, 2010.

Inflation had no significant impact on the Company’s results of operations for the three months ended March 31, 2010 and 2009.

Business Outlook

China’s four trillion yuan economic stimulus package, which was put in place in 2009, has encouraged steel-intensive infrastructure development projects such as the construction of railway and motor vehicle manufacturing as well as real estate projects. It has driven the demand for steel, which is expected to increase over the next several years across infrastructure projects such as railroads, real estate and automobile construction.

China is expected to produce approximately 600 million MT of steel in 2010, roughly half the world’s total output, according to China Coal Resource.

 In response to record high steel prices driven by the demand in the infrastructure construction sector in China, the steel industry has begun increasing production levels.  We anticipate tonnage sales in 2010 will improve from 2009 levels as steel inventories decline and our customers increase order volumes.

We expect that such demand should provide significant opportunities for suppliers of cleaned coking coal like Puda Coal.  As a result, the management believes the outlook for its coal washing operations is attractive, as the Company has maintained a stable and increasing customer base and supply tunnels.

It should be noted, however, that the financial markets have recently experienced unprecedented volatility, stress, illiquidity and disruption around the world and may continue to experience difficulties. Many of our customers and suppliers may encounter much uncertainty and risks due to the weakened business environment and credit availability. As a result, these customers and suppliers may be unable to satisfy their contract obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance.  For further discussion see “Risk Factors”.

The Company is currently operating at approximately 58% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand. In addition, the Company has taken steps to execute its strategy of entering the coal mining business to increase profitability.  On May 14, 2009, Shanxi Coal entered into an agreement to purchase 18% ownership in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million ($14,650,000).   The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid.

On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County. Shanxi Coal has the government’s permission to acquire and consolidate the eight coal mines into five, which could increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons.

On December 11, 2009, Shanxi Coal entered into a Mining Rights and Mining Assets Transfer Agreement with Da Wa Coal, pursuant to which Shanxi Coal will purchase from Da Wa Coal all its tangible assets and coal mining rights located in Pinglu County.  As consideration, Shanxi Coal will pay Da Wa Coal an aggregate purchase price of RMB 190 million (approximately $27.8 million) in cash, of which RMB 46.6 million ($6.8 million) is for the tangible assets and RMB 143.4 million ($21.0 million) is for the mining rights and compensation to Da Wa Coal.  On the same date, Shanxi Coal also entered into a Mining Rights and Mining Assets Transfer Agreement with Guanyao Coal, pursuant to which, Shanxi Coal will purchase from Guanyao Coal all its tangible assets and coal mining rights located in Pinglu County. As consideration, Shanxi Coal will pay Guanyao Coal an aggregate purchase price of RMB 94.80 million (approximately $13.9 million) in cash, of which RMB 37.6 million ($5.5 million) is for the tangible assets and RMB 57.2 million ($8.4 million) is for the mining rights and compensation of Guanyao Coal. The consummation of the above transactions is expected to take place in the second quarter of 2010 upon the transfer of the registrations, ownership certificates of the mining rights and land and property deeds.  Shanxi Coal’s obligation for payment is guaranteed by Ming Zhao.

In March 2010, we received an approval by the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province, including Jianhe Coal. Shanxi Coal has the government’s permission to acquire and consolidate the four coal mines into one, which could increase the total annual capacity of target coal mines from current accumulated 720,000 metric tons to 900,000 metric tons per year.

As part of the Shanxi provincial government’s policies to consolidate and redevelop the coal mining industry, new guidelines were enacted by the government in February 2010 to require the registered capital of coal mine consolidators to be at least RMB200 million (US$29.3 million). The new requirement was adopted to ensure that coal mine consolidators have sufficient financial strength to consolidate coal mines efficiently and timely.  The current registered capital of Shanxi Coal is RMB22.5 million (about US$3.3 million).  As Shanxi Coal has been previously approved as an acquirer and consolidator of two coal mine projects, Shanxi Coal plans to increase its registered capital to RMB500 million (US$73.2 million), 90% of which (i.e., RMB430 million) will be funded by Shanxi Coal’s 90% shareholder, Putai, and 10% of which (i.e., RMB48 million) will be funded by Shanxi Coal’s 10% shareholders, Mr. Ming Zhao and his brother, Mr. Yao Zhao. In addition to RMB190 million cash on hand, Putai needs RMB240 million to satisfy the capital injection, therefore Putai entered into a loan agreement with Mr. Ming Zhao on May 7, 2010.  Under the agreement, Mr. Zhao agrees to provide Putai with an unsecured loan in an aggregate principal amount of RMB240 million (US$35.2 million).  The loan has a maturity date of November 6, 2011 and bears an interest at a rate of 6% per annum, which is payable on a quarterly basis, subject to certain adjustments to be agreed upon by the parties if such adjustments are necessary in light of the official interest rate of the People’s Republic of China, as specified in the agreement.  According to the agreement, Mr. Zhao deposited the principal amount of the loan to Putai’s designated bank account within three business days following the date of the agreement.  We believe that, with our existing cash in hand and the loan from Mr. Zhao, Shanxi Coal now has sufficient financial resources to increase its registered capital to the level required by the Shanxi government.

If the Company is unable to manage coal mines successfully, it will not be able to grow its business in the way that it currently expects. Also, in order to pursue such acquisition opportunities, depending on the size of the coal mine acquisition, the Company may need significant additional financing, which may not be available to it on favorable terms, if at all. For further discussion see “Risk Factors”.

 Liquidity and Capital Resources

Net cash provided by operating activities was $13,270,000 for the three months ended March 31, 2010, compared to net cash used in operating activities of $14,275,000 for the three months ended March 31, 2009, an increase of $27,545,000. This increase was primarily due to an increase in net income and decrease in working capital needs resulting from decreased accounts receivable and decreased inventory.

Net cash provided by financing activities of $16,291,000 for the three months ended March 31, 2010 includes $14,538,000 from the sale of 3,284,000 shares of common stock and $2,078,000 from the exercise of warrants, which were offset by $325,000 for the repayment of the long-term debt to Resources Group. Net cash used in financing activities of $325,000 for the three months ended March 31, 2009 was for the repayment of long-term debt to Resources Group.

Our principal on-going capital requirements are to finance our coal washing operations, to fund the payment of the loans to Resources Group, with the outstanding balance of $7,475,000 as of March 31, 2010, for the acquisition of the Liulin County plant and the Zhongyang County plant, and to pay for the acquisition of coal mines and coal mining assets.

Warrants were issued in the November 2005 Private Placement to acquire up to 1,336,849 shares of our common stock which are exercisable at price of $4.20 per share, or an aggregate of $5,615,000. We believe that the likelihood of these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

  Our business is heavily dependent on our coal inventory. Because of certain coal mining accidents, the Chinese government has been closing mines throughout China. In addition, in Shanxi Province, the authorities are not approving new mines that produce less than 900,000 MT output per year, are closing mines that produce less than 300,000 MT per year and are consolidating existing mines into larger mines with outputs between 300,000 MT and 900,000 MT. These activities may lead to increased competition for coal and result in higher prices for the raw coal we purchase, increasing our need for capital resources and reducing our gross profit margins if we are not able to increase the selling price of our products sufficiently to offset our increased costs.

On February 18, 2010, we completed the offering and sale of 3,284,000 shares (including 428,348 overallotment shares to underwriters), for net proceeds of approximately $14.5 million.  Our cash balance was $49,393,000 as of March 31, 2010.  In May 2010, our wholly-owned subsidiary, Putai, received a loan in the aggregate principal amount of RMB 240 million (US$35.2 million) from Mr. Ming Zhao, which Putai will use to increase the registered paid-in capital of Shanxi Coal, its 90% subsidiary, to the level that is required for coal mine consolidators by the Shanxi government. We believe that our cash at hand, together with the loan from Mr. Zhao, will be adequate to satisfy our anticipated cash requirements for our coal cleaning business, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs, as well as to fulfill our commitments to purchase the coal mining assets of Dawa and Guanyao in fiscal 2010 and to increase the registered paid-in capital of Shanxi Coal to the newly required level.  Cash requirements for developing our coal mining strategy and long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it.  Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

 Off Balance Sheet Arrangements

None.

Contractual Obligations

As of March 31, 2010, there had been no material changes since December 31, 2009 with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Tabular Disclosure of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Subsequently, our wholly owned subsidiary, Putai, received an unsecured loan in the aggregate principal amount of RMB 240 million (US$35.2 million) from Mr. Ming Zhao, which Putai will use to increase the registered paid-in capital of Shanxi Coal, its 90% subsidiary, to the level that is required for coal mine consolidators by the Shanxi government.  The 18-month term loan has a maturity date of November 6, 2011 and bears an interest at a rate of 6% per annum, which is payable on a quarterly basis, subject to certain adjustments to be agreed upon by the parties if such adjustments are necessary in light of the official interest rate of the People’s Republic of China, as specified in the agreement.  The agreement provides that if Putai does not use the proceeds in accordance with the agreement, Mr. Zhao may require Putai to pay off the loan immediately and charge an additional 5% interest on the amount of loan that is used in violation of the agreement.  If Putai does not pay off the principal and interest of the loan on time in accordance with the agreement, Mr. Zhao may require Putai to pay off the loan immediately and charge an additional 5% interest on the amount of loan that is not paid off on time.  In addition, if the interest rate under the agreement is adjusted according to the agreement and Putai fails to pay interest at the adjusted rate, Mr. Zhao may require Putai to pay off the loan immediately.  The description of the terms and conditions of the loan agreement in our current report on Form 8-K filed on May 12, 2010 and a copy of the loan agreement included therein as Exhibit 10.1 are incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, securities market risk, commodity price risk, and other relevant market rate or price risks. We do not have any significant risks related to equity investments, securities markets or derivative financial instruments as we do not have equity investments in privately held companies other than our subsidiaries, securities markets or derivative financial instruments. Nor do we have any significant interest rate risk, as we do not have bank loans, and our promissory notes and loans from related parties have fixed interest rates. We are exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency.  Approximately 100% of our revenues and 99% of our costs and expenses for the three months ended March 31, 2010 are denominated in RMB, with the balance denominated in U.S. dollars.  Approximately 99.9% of our assets were denominated in RMB as of March 31, 2010.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at the historical exchange rate and their income and expense items are translated using the average rate for the period.  Any resulting exchange differences are recorded in accumulated other comprehensive income or loss.  We have not reduced our exposure to exchange rate fluctuations by using hedging transactions.  While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Risk Factors.”  During the first quarter of 2010, the foreign currency translation adjustment to our comprehensive income was a $0.09 million loss, primarily as a result of the RMB depreciation against the U.S. dollar in the period.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would increase (decrease) our net income of the first quarter of 2010 by approximately $0.07 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2010. As of March 31, 2010, our accumulated other comprehensive income was $10.047 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal fluctuated up and down. The average purchase price of our raw coal in the first quarter of 2009 and 2010 remained stable at about RMB 483 per MT. Top quality raw coking coal is critical for us to maintain our operating efficiencies and to deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is limited in supply, its price tends to be volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $2.4 million for the three months ended March 31, 2010. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At March 31, 2010, we had a credit risk exposure of cash at bank of approximately $49,393,000. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not reasonably expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We believe that our customers have a good payment history and our accounts are current, and we currently do not have significant bad debt provision.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010, an evaluation was performed by our management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there was no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.  Please refer to our Annual Report on Form 10-K for fiscal year 2009 for additional information concerning these and other uncertainties that could negatively impact us.  The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  No risk factor has been revised or updated since the filing of our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Loan Agreement dated May 7, 2010 between Shanxi Putai Resources Limited Co. and Ming Zhao (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed May 12, 2010).

31.1*	Certification of Mr. Liping Zhu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ms. Qiong Wu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Loan Commitment Letter from Ming Zhao to Puda Coal, Inc. (incorporated by reference to Exhibit 99.2 to Current Report of the Company on Form 8-K filed February 12, 2010.)

*   Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

	By:	/s/ Liping Zhu
Liping Zhu
President and Chief Executive Officer

Date: May 17, 2010