Form 10-Q
period 2010-06-30
Puda Coal, Inc.
filed 2010-08-16
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☐

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
Yes ☐ No ☒

As of the latest practicable date, August 10, 2010, the issuer had 20,284,737 shares of common stock outstanding.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3–4

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	5

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	6

Notes to Unaudited Consolidated Financial Statements	7–36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37–44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44–45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1A. Risk Factors	46

Item 6. Exhibits	48

Signatures	49

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(In thousands of United States dollars)

	Note(s)	June 30, 2010	December 31, 2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	19	$70,339	$19,918
Accounts receivable		34,505	25,340
Advances to suppliers
- Related parties	3	1,088	1,020
- Third parties		4,294	3,552
Inventories	4	15,582	22,531

Total current assets		125,808	72,361

PREPAYMENTS		-	6,259

PROPERTY, PLANT, EQUIPMENT AND MINING ASSETS	5	55,109	13,986

INTANGIBLE ASSETS	6	3,927	3,945

INVESTMENT, AT COST	7	14,746	14,650

TOTAL ASSETS		$199,590	$111,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	3, 9	$1,300	$1,300
Accounts payable		7,180	4,839
Other payables
- Related parties	3	929	1,031
- Third parties		2,705	2,650
Assets acquisition price payable	8	8,399	-
Accrued expenses		702	1,076
Income taxes payable		2,749	1,091
VAT payable		1,397	1,135
Derivative warrants	10, 20	2,464	7,620

Total current liabilities		27,825	20,742

LONG-TERM LIABILITIES
Long-term debt
- Related party	3, 9	41,241	6,500

Total liabilities		69,066	27,242

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
June 30, 2010 and December 31, 2009
(In thousands of United States dollars)

	Note(s)	June 30, 2010	December 31, 2009
		(Unaudited)

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 20,257,665 (2009: 15,828,863)	12	20	15
Paid-in capital	12	66,967	35,212
Statutory surplus reserve fund		1,366	1,366
Retained earnings		51,330	37,233
Accumulated other comprehensive income		10,841	10,133

Total stockholders’ equity		130,524	83,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$199,590	$111,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2010 and 2009
(In thousands of United States dollars, except per share data)

	Note(s)	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

NET REVENUE		$82,319	$47,990	144,290	97,711

COST OF REVENUE		70,246	44,388	121,943	90,238

GROSS PROFIT		12,073	3,602	22,347	7,473

OPERATING EXPENSES
Selling expenses		850	533	1,488	1,110
General and administrative expenses		804	404	1,362	745

TOTAL OPERATING EXPENSES		1,654	937	2,850	1,855

INCOME FROM OPERATIONS		10,419	2,665	19,497	5,618

INTEREST INCOME		61	23	83	56

INTEREST EXPENSE	13	(432)	(132)	(549)	(269)

DERIVATIVE UNREALIZED FAIR VALUE GAIN/(LOSS)	10, 14	1,337	(121)	130	(113)

INCOME BEFORE INCOME TAXES		11,385	2,435	19,161	5,292

TAXATION	15	(2,732)	(706)	(5,064)	(1,447)

NET INCOME		8,653	1,729	14,097	3,845

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		794	(30)	708	(196)

COMPREHENSIVE INCOME		$9,447	$1,699	$14,805	$3,649

EARNINGS PER SHARE - BASIC		$0.44	$0.11	$0.75	$0.25
- DILUTED		$0.36	$0.11	$0.72	$0.25

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- BASIC	16	19,812,130	15,353,176	18,830,771	15,343,482
- DILUTED	16	20,360,158	15,370,319	19,378,799	15,360,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(In thousands of United States dollars)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,097	$3,845
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	44	44
Depreciation	845	839
Allowance for doubtful debts	-	41
Derivative unrealized fair value (gain)/loss	(130)	113
Stock compensation	393	33
Issue of common stock/warrants to directors	-	86
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,941)	(13,620)
Decrease in other receivables	-	7
(Increase)/decrease in advances to suppliers	(775)	2,563
Decrease/(increase ) in inventories	7,051	(5,309)
Increase in accounts payable	2,294	1,377
Decrease in accrued expenses	(295)	(235)
Decrease in other payables	(69)	(313)
Increase/(decrease) in income tax payable	1,640	(612)
Increase/(decrease) in VAT payable	253	(1,511)

Net cash provided by/(used in) operating activities	16,407	(12,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining rights and mining assets	(27,219)	-
Prepayment for equity purchase of coal mine	-	(8,781)

Net cash used in investing activities	(27,219)	(8,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	4,679	-
Issue of common shares	14,538	-
Increase in registered capital of Shanxi Coal	7,041	-
Borrowings from related party	35,391	-
Repayment of long-term debt	(650)	(650)

Net cash provided by/(used in) financing activities	60,999	(650)

Effect of exchange rate changes on cash	234	(173)

Net increase/(decrease) in cash and cash equivalents	50,421	(22,256)
Cash and cash equivalents at beginning of period	19,918	39,108

Cash and cash equivalents at end of period	$70,339	$16,852

Supplementary cash flow information
Cash paid during the period for:
Interest	$303	$269
Income taxes	$3,424	$2,058

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

Shanxi Coal was established on June 7, 1995.  Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China.  In September, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County, Shanxi Province. In March 2010, Shanxi Coal received an approval from the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province. As of June 30, 2010, Shanxi Coal has completed the acquisition of two coal mines in Pinglu County (see Note 5). The initial registered capital of Shanxi Coal was RMB 22.5 million ($2,717,000) which was increased to RMB 500 million ($73,129,000) in May 2010, as a result of the new guidelines enacted by the Shanxi provincial government, that require the registered paid-in-capital of coal mine consolidators to be at least RMB 200 million.  The owners of Shanxi Coal were Putai (90%), Mr. Ming Zhao (8%) and Mr. Yao Zhao (2%).  In May 2010, Mr. Yao Zhao transferred his 2% ownership to Mr. Ming Zhao.  Mr. Ming Zhao is the chairman and was the president and chief executive officer of Puda until his resignation on June 25, 2008.  Mr. Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Mr. Ming Zhao and Mr. Yao Zhao are brothers.

As of June 30, 2010, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the companies are as follows:

•	Puda Coal, Inc.: Mr. Ming Zhao (approximately 37%); Mr. Yao Zhao (approximately 9%) held directly.

•	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 37%); Mr. Yao Zhao (approximately 9%) held indirectly through Puda.

•	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 37%); Mr. Yao Zhao (approximately 9%) held indirectly through Puda and BVI.

•	Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (10%) held directly, Mr. Ming Zhao (approximately 33%) held indirectly through Puda, BVI and Putai.

After the above reorganization and as of June 30, 2010, the organizational structure is as follows:

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. Intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements as of June 30, 2010 and for the thee and six month periods ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.  The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as reported in Form 10-K.

(b) Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts receivable.  Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2010 and December 31, 2009, the Group did not have any cash equivalents.

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

(f) Property, Plant, Equipment and Mining Assets, Net

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

Mine works and reconstruction costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves.

Amortization of mining rights is provided by the units of production method over estimated total recoverable proven and probable reserves.

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

(h)  Investment

The Group accounts for its equity investment, for which it does not possess the ability to exercise significant influence using the cost method under ASC 325 “Investments”.  Significant influence generally does not exist if the ownership interest in the voting stock of the investee is less than 20% and the Group does not take part in the operational management of the investee.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments.  When the decline is determined to be other-than-temporary, the cost basis for the investment is reduced and a loss is realized in the consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders' equity section in the consolidated balance sheets.  The Group makes such determination based upon a number of factors, including financial condition, operating results, sales forecasts and earnings growth of the investee, broad economic factors impacting the investee’s industry, and the Group's intent and ability to retain the investment over a period of time, which is sufficient to allow for any recovery in market value.  Under the cost method of accounting, dividend received is recognized as income (see Note 7).

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

(k) Income Taxes

The Group accounts for income taxes under ASC 740 "Income Taxes".  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of June 30, 2010 and December 31, 2009.

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

Based on all known facts and circumstances and current tax law, the Group believes that the total amount of unrecognized tax benefits as of June 30, 2010 is not material to its results of operations, financial condition or cash flows. The Group also believes that the total amount of unrecognized tax benefits as of June 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Group further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Group’s results of operations, financial condition or cash flows.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(k) Income Taxes (continued)

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the Group has no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of June 30, 2010.

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

(m) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the three and six months ended June 30, 2010 and 2009.

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

(r) Asset Retirement Obligations

Under the Shanxi Province local rules and regulations, the Group is required to make payments for restoration, rehabilitation or environmental protection of the land after the underground sites have been mined. Such costs are recognized in the period in which the obligation is identified and is charged as an expense in proportion to the coal extracted.   No such costs were recognized in the six months ended June 30, 2010 as the coal mine operations have not started.

(s) Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related Party Transactions

As of June 30, 2010 and December 31, 2009, the Group had the following amounts due from/to related parties:

	June 30, 2010	December 31, 2009
	$’000	$’000
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$1,088	$1,020

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$800	$795

Other payable to Mr. Ming Zhao, chairman and shareholder of Puda	129	-

Other payable to Mr. Yao Zhao, shareholder of Puda	-	236

	$929	$1,031

Loan payable to Resources Group
-current portion	$1,300	$1,300

Loan payable to Resources Group
-long-term portion	5,850	6,500
Loan payable to Mr. Ming Zhao	35,391	-

	$41,241	$6,500

The balances, except for the loans payable to Resources Group and Mr. Ming Zhao, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $800,000 includes $901,000 of professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company, netted against other receivables of $101,000 due from Resources Group.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the three months ended June 30, 2010 and 2009, rental expenses paid to Resources Group were $40,000 and $40,000, respectively. In the six months ended June 30, 2010 and 2009, rental expenses paid to Resources Group were $80,000 and $79,000, respectively (see Note 11).

In the three months ended June 30, 2010 and 2009, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $6,972,000 and $3,514,000, respectively. In the six months ended June 30, 2010 and 2009, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $10,732,000 and $7,083,000, respectively.

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

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transferred two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the three months ended June 30, 2010 and 2009, Shanxi Coal paid principal of $325,000 (2009: $325,000) and interest of $112,000 (2009: $132,000) to Resources Group.  In the six months ended June 30, 2010 and 2009, Shanxi Coal paid principal of $650,000 (2009: $650,000) and interest of $229,000 (2009: $269,000) to Resources Group Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 5, 6 and 9).

On December 11, 2009, Shanxi Coal entered into mining rights and mining assets transfer agreements for the acquisition of two coal mines in Pinglu County, Shanxi Province.  Shanxi Coal’s obligation for payment under the agreements is guaranteed by Mr. Ming Zhao (see Note 5).

On May 7, 2010, Putai and Mr. Ming Zhao signed a loan agreement, pursuant to which, Putai borrowed from Mr. Ming Zhao RMB 240 million ($35,391,000) . The loan is unsecured and bears a 6% annual interest rate, which is payable on a quarterly basis, subject to certain adjustments to be agreed upon by the parties if such adjustments are necessary in light of the official interest rate of the PRC, as specified in the agreement.. The term of the loan is 18 months from May 7, 2010. If Putai does not pay off the principal and interest of the loan on time in accordance with the agreement, Mr. Ming Zhao may require Putai to pay off the loan immediately and charge an additional 5% interest on the amount of loan that is not paid off on time.  In addition, if the interest rate under the agreement is adjustable according to the agreement and Putai fails to pay interest at the adjusted rate, Mr. Ming Zhao may require Putai to pay off the loan immediately.  The loan was used by Putai to increase the registered paid-in capital of Shanxi Coal.  In the three and six months ended June 30, 2010, interest accrued on the loan amounted to $320,000.  As of June 30, 2010, Putai paid $191,000 and the balance of interest payable of $129,000 was included in other payable (see Note 9).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories

As of June 30, 2010 and December 31, 2009, inventories consist of the following:

	June 30, 2010	December 31, 2009
	$’000	$’000

Raw materials	$4,983	$9,671
Finished goods	10,599	12,860

Total	$15,582	$22,531

There was no allowance for losses on inventories as of June 30, 2010 and December 31, 2009.

5. Property, Plant, Equipment and Mining Assets

As of June 30, 2010 and December 31, 2009, property, plant and equipment consists of the following:

	June 30, 2010	December 31, 2009
	$’000	$’000
Cost:
Buildings and facilities	$5,480	$3,899
Machinery equipment	18,650	15,682
Motor vehicles	115	114
Office equipment and others	35	35
Mine works	7,869	-
Mining rights	29,586	-

	61,735	19,730

Accumulated depreciation:
Buildings and facilities	742	650
Machinery equipment	5,846	5,063
Motor vehicles	29	24
Office equipment and others	9	7
Mine works	-	-
Mining rights	-	-

	6,626	5,744
Carrying value:
Buildings and facilities	4,738	3,249
Machinery equipment	12,804	10,619
Motor vehicles	86	90
Office equipment and others	26	28
Mine works	7,869	-
Mining rights	29,586	-

	$55,109	$13,986

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property, Plant, Equipment and Mining Assets (continued)

Shanxi Coal pledged the Liulin and Zhongyang coal washing plants and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal.   If Shanxi Coal fails to pay the principal and interest of the purchase prices of these two plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as the collateral, are revertible to Resources Group (see Notes 3 and 9).

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Pinglu County Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”), pursuant to which Shanxi Coal purchased from Da Wa Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal agreed to pay Da Wa Coal an aggregate purchase price of RMB 190 million ($28,018,000) in cash, of which RMB 46.6 million ($6.9 million) was for the tangible assets and RMB 143.4 million ($21.1 million) was for the mining right. Management estimates that the total proven and probable reserve of Da Wa Coal is approximately 10.8 million metric tons by reference to the geological report dated August 2007.  The report was prepared by a geological firm hired by the seller.  We have hired an independent geological firm to prepare an updated report which is now in progress.  As of June 30, 2010, Shanxi Coal has paid RMB 152 million ($22,415,000). Shanxi Coal will pay the remainder of the purchase price, RMB 38 million ($5,603,000) upon the one year anniversary of completion of the transfer.  Shanxi Coal’s obligation for payment is guaranteed by Mr. Ming Zhao (see Note 8).

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Pinglu County Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”), pursuant to which, Shanxi Coal purchased from Guanyao Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal agreed to pay Guanyao Coal an aggregate purchase price of RMB 94.80 million ($13,979,000) in cash, of which RMB 37.6 million ($5.6 million) was for the tangible assets and RMB 57.2 million ($8.4 million) was for the mining right.  Management estimates that the total proven and probable reserve of Guanyao Coal is approximately 7.4 million metric tons by reference to the geological report dated March 2007.  The report was prepared by a geological firm hired by the seller.  We have hired an independent geological firm to prepare an updated report which is now in progress. As of June 30, 2010, Shanxi Coal has paid RMB 75.84 million ($11,183,000).  Shanxi Coal will pay the remainder of the purchase price, RMB 18.96 million ($2,796,000) upon the one year anniversary of completion of the transfer. Shanxi Coal’s obligation for payment is guaranteed by Mr. Ming Zhao (see Note 8).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property, Plant, Equipment and Mining Assets (continued)

Da Wa Coal and Guanyao Coal are both selling their coal mine assets and coal mining rights to Shanxi Coal as a result of the Chinese government’s requirement to close, consolidate and restructure smaller coal mines and the government’s approval of Puda Coal as one of the few coal mine consolidators that have the capacity to acquire and consolidate such coal mines.  Da Wa Coal and Guanyao Coal were closing their coal mine operations.  Shanxi Coal is merely acquiring the tangible assets and coal mining rights from them in their liquidation process; Shanxi Coal is not acquiring or assuming any business, customers, vendors, business partners, contracts, employees or goodwill from the sellers, nor will Shanxi Coal assume any indebtedness or liabilities from them. The Group accounted for these transactions as asset acquisitions.  We have completed the appraisals for the tangible assets but the appraisals of the mining rights are still in progress. The valuations will be finalized within 12 months of the close of the acquisitions.  When the valuations are finalized, we will adjust the allocation of purchase price to individual tangible assets and mining rights based on the relative fair values.  Depreciation on the tangible assets and amortization of mining rights will not be started until the completion of the reconstruction works, which are now in progress.  The mining assets of Da Wa Coal and Guanyao Coal will be eventually injected into two new companies, Shanxi Pinglu Dajinhe Coal Co., Ltd. and Shanxi Pinglu Dajinhe Wujin Coal Co., Ltd, respectively.  The Shanxi government will approve the establishment and registration of these two companies, which are wholly-owned subsidiaries of Shanxi Coal, upon the completion of the reconstruction works.  Shanxi Coal was given transitional mining permits, which will expire in November 2011.  After the establishment of the two new companies, the mining permits will be renewed by Shanxi government. The property deeds for the buildings will also be issued to the two companies.

Depreciation expense for the three months ended June 30, 2010 and 2009 was $425,000 and $420,000, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $845,000 and $839,000, respectively.   In the six months ended June 30, 2010 and 2009, the amount included in cost of sales and general and administrative expenses was $829,000 (2009: $823,000) and $16,000 (2009: $16,000), respectively.

There was no impairment in the value of property, plant and equipment for the three and six months ended June 30, 2010 and 2009.

6. Intangible Assets

	Land-use rights
	June 30, 2010	December 31, 2009
	$’000	$’000

Cost	$4,325	$4,297

Accumulated amortization	398	352

Carrying value	$3,927	$3,945

Land-use rights include $2,669,000 in Liulin County purchased from Resources Group, which are located in Shanxi Province and are amortized over fifty years up to August 4, 2055, and $1,656,000 in Zhongyang County purchased from Resources Group, which are located in Shanxi Province and are amortized over fifty years up to May 20, 2055.  Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 3 and 9).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Intangible Assets (continued)

Amortization expense for the three months ended June 30, 2010 and 2009 was $22,000 and $23,000, respectively.  Amortization expense for the six months ended June 30, 2010 and 2009 was $44,000 and $44,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2010 (remaining six months), 2011, 2012, 2013 and 2014 amounts to approximately $44,000, $88,000, $88,000, $88,000 and $88,000, respectively.

There was no impairment in the value of intangible assets for the three and six months ended June 30, 2010 and 2009.

7.  Investment, at Cost

On May 14, 2009, Shanxi Coal entered into an agreement of share transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of $14,746,000. The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid.  In addition, under the agreement, the individual, owning the other 82% of Jianhe Coal, guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.   Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal, and the dividends declared each year will be no less than 80% of the annual net profits of Jianhe Coal.  No dividend was declared by Jianhe Coal for the six months ended June 30, 2010.

The investment was recorded at cost and there was no impairment in the value of investment for the three and six months ended June 30, 2010 (see Note 2(h)).

8.  Assets Acquisition Price Payable

The amount represented the balance of the purchase price for Da Wa Coal of $5,603,000 and Guanyao Coal of $2,796,000, which will be due on June 25, 2011, one year anniversary of completion of the transfer (see Note 5).

9. Long-term Debt

	June 30, 2010	December 31, 2009
	$’000	$’000

Conveyance loan	$7,150	$7,800
Loan from Mr. Ming Zhao	35,391	-

	42,541	7,800
Less: current portion	(1,300)	(1,300)

Long-term portion	$41,241	$6,500

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (continued)

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the three months ended June 30, 2010 and 2009, Shanxi Coal paid principal of $325,000 (2009: $325,000) and interest of $112,000 (2009: $132,000) to Resources Group.  In the six months ended June 30, 2010 and 2009, Shanxi Coal paid principal of $650,000 (2009: $650,000) and interest of $229,000 (2009: $269,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 3, 5 and 6).

The loan from Mr. Ming Zhao is unsecured and bears a 6% annual interest rate, which is payable on a quarterly basis. The term of the loan is 18 months from May 7, 2010. In the three and six months ended June 30, 2010, interest accrued on the loan amounted to $320,000.  As of June 30, 2010, Putai paid $191,000 and the balance of interest payable of $129,000 was included in other payable (see Note 3).

The future principal payments under the conveyance loan and the loan from Mr. Ming Zhao as of June 30, 2010 are as follows:

Year Ending December 31,	$’000

2010 (remaining six months)	$650
2011	36,691
2012	1,300
2013	1,300
2014	1,300
Thereafter	1,300
$42,541

10.  Derivative Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes were convertible into common stock at $.50 per share over the term of the debt.  As of June 30, 2010, the notes with an aggregate principal amount of $10,260,000 were converted into 2,931,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, the notes with an aggregate principal amount of $2,115,000 were redeemed upon maturity, and the remaining notes with an aggregate principal amount of $125,000 will be paid off upon the receipt of the original notes from the investors.  The remaining notes with an aggregate principal amount of $125,000 are included in other payables in the consolidated balance sheet as of June 30, 2010. The related warrants to purchase 3,571,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, exercisable at $4.2 per share (after adjusting for the 7-to-1 Share Conversion), have a term of five years from the date of issuance.  As of June 30, 2010, 2,850,061 warrants (after adjusting for the 7-to-1 Share Conversion) were exercised into 2,850,061 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

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

The warrants are classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights described above.  Warrants are being amortized over the term of five years using the effective interest method up to October 31, 2010.  Upon exercise, the pro rata percentage of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative warrants transferred to equity in the three months ended June 30, 2010 and 2009 was $3,002,000 and $nil,  respectively. The amount of derivative warrants transferred to equity in the six months ended June 30, 2010 and 2009 was $4,987,000 and $nil,  respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 357,143 shares (after adjusting for the 7-to-1 Share Conversion)of common stock of the Company at an exercise price of $4.2 per share (after adjusting for the 7-to-1 Share Conversion).  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $4.2 (after adjusting for the 7-to-1 Share Conversion) not in cash, but by reducing the number of common share issued to them.  As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of five years using the effective interest method.  Upon exercise, the pro rata percentage of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative placement agent warrants transferred to equity in the three months ended June 30, 2010 and 2009 was $19,000 and $nil, respectively.  The amount of derivative placement agent warrants transferred to equity in the six months ended June 30, 2010 and 2009 was $39,000 and $nil, respectively.  As of June 30, 2010, 298,949 (after adjusting for the 7-to-1 Share Conversion) placement agent warrants were exercised and resulted in the issuance of 215,238 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(c) The derivative warrants as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	$000	$000

Amount allocated to note warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	(394)
Less: amount transferred to equity upon exercise of note warrants in 2009	(1,369)	(1,369)
Less: amount transferred to equity upon exercise of placement agent warrants in 2009	(133)	(133)
Add: change in fair value in 2009	5,036	5,036
Less: amount transferred to equity upon exercise of note warrants in 2010	(4,987)	-
Less: amount transferred to equity upon exercise of placement agent warrants in 2010	(39)	-
Less: change in fair value in 2010	(130)	-

	$2,464	$7,620

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

The following table shows (i) fair values of derivative instruments in our statement of financial position as of June 30, 2010, and (ii) the effect of derivative instruments on the statement of financial performance for the six months ended June 30, 2010 in accordance with Accounting Standards Update (“ASU”) 2009-05 “Fair Value Measurements and Disclosure (Topic 820)”:

(i) Fair values of derivative instruments
	Liability derivatives
	June 30, 2010
	Balance sheet location	Fair Value
		$000
Derivatives not designated as hedging instruments under ASC 815

Derivative warrants	Current liabilities	$2,464

Total derivatives		$2,464

(ii) Effect of derivative instruments on the statement of operations

Derivatives not designated as hedging instruments under ASC 815

	Six months ended June 30, 2010
	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
		$000
Derivative warrants	Derivative unrealized fair value gain	$130
Total		$130

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

As of June 30, 2010, the Group leased office premises under the operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of June 30, 2010 are as follows:

Year Ending December 31,	$’000

2010 (remaining six months)	$80
2011	160
2012	160
2013	160

$560

The above future lease payments represent amounts payable to Resources Group (see Note 3).

In September, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County. Shanxi Coal has the government’s permission to acquire and consolidate the eight coal mines into five, which could increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons.  As of June 30, 2010, Shanxi Coal has completed the acquisitions of Da Wa Coal and Guanyao Coal (see Note 5) but has not entered into any definitive agreements for the acquisition of the other six coal mines.

In March 2010, Shanxi Coal received an approval from the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province, including Jianhe Coal. Shanxi Coal has the government’s permission to acquire and consolidate the four coal mines into one, which could increase the total annual capacity of target coal mines from current accumulated 720,000 metric tons to 900,000 metric tons per year.  As of June 30, 2010, Shanxi Coal has acquired 18% equity ownership of Jianhe Coal (see Note 7) but has not entered into any definitive agreements for the acquisition of the other three coal mines.

As of June 30, 2010 and December 31, 2009, the Group did not have any contingent liabilities.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common Stock and Paid-in Capital

	Common Stock		Paid-in Capital
	No. of shares	$000	$000

Balance, January 1, 2010	15,828,863	$15	$35,212
Issue of shares to directors/employees	28,475	-	115
Issue of common shares	3,284,000	3	14,535
Increase in registered capital of Shanxi Coal	-	-	7,041
Exercise of note warrants	1,110,128	-	4,663
Derivative note warrants transferred to equity upon exercise	-	2	4,985
Exercise of placement agent warrants	6,199	-	16
Derivative placement agent warrants transferred to equity upon exercise	-	-	39
Stock-based compensation	-	-	361

Balance, June 30, 2010	20,257,665	$20	$66,967

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

In May 2010, the registered capital of Shanxi Coal was increased from RMB 22.5 million ($2,717,000) to RMB 500 million ($73,129,000) as a result of the new guidelines enacted by the Shanxi provincial government, that require the registered paid-in-capital of coal mine consolidators to be at least RMB 200 million.  RMB 430 million ($63,371,000), or 90%, of the increased capital was made by Putai, Shanxi Coal’s 90% shareholder and the Company’s wholly-owned subsidiary. The remaining RMB 48 million ($7,041,000), or 10% of the increased capital was made by Mr. Ming Zhao, who is Shanxi Coal’s 10% shareholder.

13. Interest Expense

Interest expense for the three months ended June 30, 2010 includes a $320,000 interest payment for the 6% loan from Mr. Ming Zhao (2009: $nil), and a $112,000 (2009: $132,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants. Interest expense for the six months ended June 30, 2010 includes a $320,000 interest payment for the 6% loan from Mr. Ming Zhao (2009: $nil), and a $229,000 (2009: $269,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative Unrealized Fair Value Gain/(Loss)

Derivative unrealized fair value gain of $1,337,000 in the three months ended June 30, 2010 (2009: derivative unrealized fair value loss of $121,000) and derivative unrealized fair value gain of $130,000 in the six months ended June 30, 2010 (2009: derivative unrealized fair value loss of $113,000), represented the change in fair value of the derivative warrants (see Note 10).

15. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three and six months ended June 30, 2010 and 2009, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25% for the three and six months ended June 30, 2010 and 2009.

Details of income taxes in the statements of operations are as follows:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
	$’000	$’000	$’000	$’000
Current period provision	$2,732	$706	$5,064	$1,447

A reconciliation between taxes computed at the operating company’s statutory rate of 25% and the Group’s effective tax rate is as follows:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
	$’000	$’000	$’000	$’000
Income before income taxes	$11,385	$2,435	$19,161	$5,292

Income tax on pretax income at statutory rate	2,846	609	4,790	1,323
Tax effect of income that are not taxable in determining taxable profits	(334)	-	(33)	-
Tax effect of expenses that are not deductible in determining taxable profits	53	44	112	61
Effect of different tax rates of companies operating in other jurisdictions	72	(30)	(65)	(36)
Valuation allowance	95	83	260	99

Income tax at effective rate	$2,732	$706	$5,064	$1,447

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Taxation (continued)

As at June 30, 2010 and December 31, 2009, the Group had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $7,396,000 and $6,938,000, respectively, which are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2010 and December 31, 2009.   The net operating loss carryforwards expire in years 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029 and 2030 in the amounts of $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000, $1,225,000 and $1,067,000 and $458,000, respectively.

The Group has no intention to distribute earnings in the foreseeable future, and therefore no US tax liability has been accrued on undistributed earnings.

At June 30, 2010 and December 31, 2009, deferred tax assets consist of:

	June 30, 2010	December 31, 2009
	$’000	$’000
Net operating loss carryforwards	$2,515	$2,359
Less: Valuation allowance	(2,515)	(2,359)

Net	$-	$-

16. Basic and Diluted Weighted Average Number of Shares

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Basic weighted average number of shares (after adjusting for the 7-to-1 Share Conversion)	19,812,130	15,353,176	18,830,771	15,343,482
Assumed exercise of warrants	393,028	-	393,028	-
Issuance of directors/employees shares (after adjusting for the 7-to-1 Share Conversion)	155,000	17,143	155,000	17,143

Diluted weighted average number of shares	20,360,158	15,370,319	19,378,799	15,360,625

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

A summary of the restricted stock activity is as follows:

	Restricted Stock	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
			$’000
Balance at January 1, 2010	160,665	$7.11
Granted	-	$-
Vested	(5,665)	$5.74	$33

Balance at June 30, 2010 (granted but not yet vested)	155,000	$7.16

A summary of share-based awards available for grant is as follows:

Restricted Stock
Balance at January 1, 2010	530,088
Shares reserved	-
Granted	-

Balance at June 30, 2010 (available for grant)	530,088

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

On August 11, 2008 and December 11, 2008, the Company granted Mr. Ming Zhao 2,857 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively.  The shares granted vested on the dates that are the one-year anniversary of their respective grant dates and are subject to the restricted stock unit grant agreement under the 2008 Plan.

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

The stock compensation expenses for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
	$’000	$’000	$’000	$’000
Stock compensation	$188	$8	$393	$33

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At June 30, 2010 and December 31, 2009, the Group has a credit risk exposure of uninsured cash in banks of approximately $70,339,000 and $19,918,000, respectively.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

No customer accounted for 10% or more of the total net revenue for the three and six months ended June 30, 2010 and 2009.  The following customer had balances greater than 10% of the total accounts receivable as of December 31, 2009, respectively:

	June 30, 2010		December 31, 2009
	$’000%		$’000%
Customer A	$-	-	$2,542	10

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Concentrations and Credit Risk (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2010
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000
Derivative warrants	$2,464	-	$2,464	-

Total	$2,464	$-	$2,464	$-

Unrealized gains or losses on derivatives are recorded in consolidated statement of operations as “Derivative unrealized fair value gain/ (loss)”.

21. Segment Information

The Company has two segments, coal washing business and coal mining business.  For the coal mining business, on May 14, 2009, the Company acquired 18% equity ownership in Jianhe Coal (see Note 7) and on June 25, 2010, the Company completed the acquisition of Da Wa Coal and Guanyao Coal (see Note 5).  As of June 30, 2010, these coal mines are in the process of reconstruction and production has not started.   All revenues, depreciation and amortization expenses for the three and six months ended June 30, 2010 in the consolidated statement of operations were for coal washing business.  The operating income, net income and total assets of the two segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	$’000	$’000	$’000	$’000
Operating income
- Coal washing	$11,223	$3,069	$20,859	$6,363
-Coal mining	-	-	-	-
-Corporate (unallocated)	(804)	(404)	(1,362)	(745)

Total	$10,419	$2,665	$19,497	$5,618

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	$ ’000	$ ’000	$ ’000	$ ’000
Net income
- Coal washing	$9,716	$2,110	$15,696	$4,534
-Coal mining	(320)	-	(320)	-
-Corporate (unallocated)	(743)	(381)	(1,279)	(689)

Total	$8,653	$1,729	$14,097	$3,845

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment Information (continued)

	June 30, 2010	December 31, 2009
	$’000	$’000
Total assets
- Coal washing	$134,221	$90,292
-Coal mining	65,369	20,909

Total	$199,590	$111,201

22. Subsequent Events

On August 1, 2010, Shanxi Coal entered into an Investment Cooperation Agreement (the “Agreement”) with Mr. Ming Zhao and Jianping Gao, an individual unrelated to the Company (“Mr. Gao”).  Pursuant to the Agreement, the parties will purchase, consolidate and co-develop six coal mines in Pinglu County, Shanghai Province (the “Project”).  Under the Agreement, Shanxi Coal, Mr. Zhao and Mr. Gao will contribute 40%, 30% and 30%, respectively, of the total investment needed for the Project.  Shanxi Coal will be the project manager.  In addition, each of Mr. Zhao and Mr. Gao has agreed to transfer 5.5% of his respective voting rights in the project companies, which will hold the coal mines after they are acquired, to Shanxi Coal to enable Shanxi Coal to exercise full operating and management control of the project companies.  The parties will share the profits and bear the risks and losses in connection with the Project, in each case based upon the percentages of their equity ownership and limited by the amount of investment contributed by each party.  Shanxi Coal will be responsible for the other parties’ losses caused by Shanxi Coal’s fraud, gross negligence or breach of material terms of the Agreement.  The parties further agree that, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment. .  A committee of the Board of Directors comprised solely of independent directors negotiated terms of the Agreement on behalf of the Company and approved the Agreement.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheets as at June 30, 2010 and December 31, 2009 and the statements of operations and cash flows for the six months ended June 30, 2010 and 2009.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)

	Note(s)	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$1,488	$1,576

Total current assets		1,488	1,576

INVESTMENTS IN SUBSIDIARIES		93,002	78,184

TOTAL ASSETS		$94,490	$79,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable		$155	$155
Accrued expenses		58	388
Derivative warrants	10	2,464	7,620

Total current liabilities		2,677	8,163

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 20,257,665 shares (2009: 15,828,863)		20	15
Paid-in capital		125,661	104,729
Accumulated deficit		(33,868)	(33,147)

Total stockholders’ equity		91,813	71,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$94,490	$79,760

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

	Note(s	Six months ended June 30,
		2010	2009

Revenue:

Share of earnings from investment in subsidiaries		$14,818	$4,242

Total revenue		14,818	4,242

General and administrative expenses		(851)	(284)

Income from operations		13,967	3,958

Derivative unrealized fair value gain/(loss)	10(c), 14	130	(113)

Net income		$14,097	3,845

No cash dividends were received from the subsidiaries for the six months ended June 30, 2010 and 2009.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,097	$3,845
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(14,818)	(4,242)
Derivative unrealized fair value (gain)/loss	(130)	113
Stock compensation	393	33
Issue of common stock/warrants to directors	-	86
Changes in operating assets and liabilities:
Advance to subsidiary	(18,600)	353
Decrease in other payable	-	(132)
Decrease in accrued expenses	(247)	(189)

Net cash used in operating activities	(19,305)	(133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	4,679	-
Issue of common shares	14,538	-

Net cash provided by financing activities	19,217	-

Net decrease in cash and cash equivalents	(88)	(133)
Cash and cash equivalents at beginning of period	1,576	196

Cash and cash equivalents at end of period	$1,488	$63

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Revenue. Net revenue was $82,319,000 for the three months ended June 30, 2010, compared to $47,990,000 for the three months ended June 30, 2009, an increase of $34,329,000, or 72%. The increase in revenue was primarily due to increased tonnage sales of cleaned coal and increased selling price.  The tonnage sales of cleaned coal increased approximately 161,000 metric tons (MT), or 37%, from approximately 440,000 MT for the three months ended June 30, 2009 to approximately 601,000 MT for the three months ended June 30, 2010. Approximately $17,549,000 of the total revenue increase in the three months ended June 30, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The selling price of cleaned coal increased approximately $28, or 26%, from approximately $109 per ton for the three months ended June 30, 2009 to approximately $137 per ton for the three months ended June 30, 2010.  Approximately $16,828,000 of the total revenue increase in the three months ended June 30, 2010 is attributable to the increase in selling price of cleaned coal.  The increase in tonnage sales and selling price were primarily due to increased orders of cleaned coal from customers for the three months ended June 30, 2010 as a result of continued recovery of steel industries.

Cost of Revenue. Cost of revenue was $70,246,000 for the three months ended June 30, 2010, compared to $44,388,000 for the three months ended June 30, 2009, an increase of $25,858,000, or 58%.  This was primarily due to increased tonnage sales of cleaned coal and increased raw coal unit cost.  Approximately $15,456,000 of the increase in the total cost of revenue in the three months ended June 30, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $16, or 17%, from approximately $96 per ton for the three months ended June 30, 2009 to approximately $112 per ton for the three months ended June 30, 2010.  Approximately $9,616,000 of the increase in the total cost of revenue in the three months ended June 30, 2010 is attributable to the increase in raw coal unit cost.

Gross Profit. Gross profit was $12,073,000 for the three months ended June 30, 2010, compared to $3,602,000 for the three months ended June 30, 2009, an increase of $8,471,000, or 235%. Gross profit margins for the three months ended June 30, 2010 and 2009 were 15% and 8%, respectively. Such increase in gross profit margins was primarily due to an increase in average selling price of cleaned coal, which exceeded the increase in average raw coal unit cost across the three months ended June 30, 2010.

Selling Expenses. Selling expenses were $850,000 for the three months ended June 30, 2010, compared to $533,000 for the three months ended June 30, 2009. This represents an increase of $317,000, or 59%, which was primarily due to the increase in sales volume in the three months ended June 30, 2010.

General and Administrative Expenses. General and administrative expenses were $804,000 for the three months ended June 30, 2010, compared to $404,000 for the three months ended June 30, 2009. This represents an increase of $400,000, or 99%, which was primarily due to an increase in stock compensation expenses and professional fees.

Income from Operations. Income from operations was $10,419,000 for the three months ended June 30, 2010, compared to $2,665,000 for the three months ended June 30, 2009. The increase of $7,754,000, or 291%, was primarily the result of an increase in gross profit of $8,471,000, which was partially offset by an increase in operating expenses of $717,000.

Interest Expense. Interest expense was $432,000 for the three months ended June 30, 2010, compared to $132,000 for the three months ended June 30, 2009.  This represents an increase of $300,000, or 227%, primarily due to an increase in interest payments for the 6% loan from Mr. Ming Zhao.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $1,337,000 for the three months ended June 30, 2010 and derivative unrealized fair value loss of $121,000 for the three months ended June 30, 2009, respectively, represented a change in fair value of the warrants.

Income Before Income Taxes. Income before income taxes was $11,385,000 for the three months ended June 30, 2010, compared to $2,435,000 for the three months ended June 30, 2009. The increase of $8,950,000, or 368%, was primarily the result of an increase in operating profit of $7,754,000, and an increase in derivative unrealized fair value gain of $1,458,000, which were partially offset by an increase in interest expense of $300,000 in the three months ended June 30, 2010.

Income Taxes. Income taxes were $2,732,000 for the three months ended June 30, 2010, compared to $706,000 for the three months ended June 30, 2009, an increase of $2,026,000, or 287%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The increase was primarily the result of the increase in operating profit of Shanxi Coal from $2,774,000 in the three months ended June 30, 2009 to $10,904,000 in the three months ended June 30, 2010.

Net Income. Net income was $8,653,000 for the three months ended June 30, 2010, compared to $1,729,000 for the three months ended June 30, 2009, an increase of $6,924,000, or 401%, mainly due to an increase in operating profit of $7,754,000, and an increase in derivative unrealized fair value gain of $1,458,000, which were partially offset by an increase in income taxes of $2,026,000, and an increase in interest expense of $300,000 in the three months ended June 30, 2010.

Inflation had no significant impact on the Company’s results of operations for the three months ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Revenue. Net revenue was $144,290,000 for the six months ended June 30, 2010, compared to $97,711,000 for the six months ended June 30, 2009, an increase of $46,579,000, or 48%. The increase in revenue was primarily due to increased tonnage sales of cleaned coal and increased selling price.  The tonnage sales of cleaned coal increased approximately 209,000 MT, or 23%, from approximately 895,000 MT for the six months ended June 30, 2009 to approximately 1,104,000 MT for the six months ended June 30, 2010. Approximately $22,781,000 of the total revenue increase in the six months ended June 30, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The selling price of cleaned coal increased approximately $22, or 20%, from approximately $109 per ton for the six months ended June 30, 2009 to approximately $131 per ton for the six months ended June 30, 2010.  Approximately $24,288,000 of the total revenue increase in the six months ended June 30, 2010 is attributable to the increase in selling price of cleaned coal.  The increase in tonnage sales and selling price were primarily due to increased orders of cleaned coal from customers for the six months ended June 30, 2010 as a result of continued recovery of steel industries.

Cost of Revenue. Cost of revenue was $121,943,000 for the six months ended June 30, 2010, compared to $90,238,000 for the six months ended June 30, 2009, an increase of $31,705,000, or 35%.  This was primarily due to increased tonnage sales of cleaned coal and increased raw coal unit cost.  Approximately $20,064,000 of the increase in the total cost of revenue in the six months ended June 30, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $9, or 9%, from approximately $96 per ton for the six months ended June 30, 2009 to approximately $105 per ton for the six months ended June 30, 2010.  Approximately $9,936,000 of the increase in the total cost of revenue in the six months ended June 30, 2010 is attributable to the increase in raw coal unit cost.

Gross Profit. Gross profit was $22,347,000 for the six months ended June 30, 2010, compared to $7,473,000 for the six months ended June 30, 2009, an increase of $14,874,000, or 199%. Gross profit margins for the six months ended June 30, 2010 and 2009 were 15% and 8%, respectively. Such increase in gross profit margins was primarily due to an increase in average selling price of cleaned coal, which exceeded the increase in average raw coal unit cost across the six months ended June 30, 2010.

Selling Expenses. Selling expenses were $1,488,000 for the six months ended June 30, 2010, compared to $1,110,000 for the six months ended June 30, 2009. This represents an increase of $378,000, or 34%, which was primarily due to the increase in sales volume in the six months ended June 30, 2010.

General and Administrative Expenses. General and administrative expenses were $1,362,000 for the six months ended June 30, 2010, compared to $745,000 for the six months ended June 30, 2009. This represents an increase of $617,000, or 83%, which was primarily due to an increase in stock compensation expenses and professional fees.

Income from Operations. Income from operations was $19,497,000 for the six months ended June 30, 2010, compared to $5,618,000 for the six months ended June 30, 2009. The increase of $13,879,000, or 247%, was primarily the result of an increase in gross profit of $14,874,000, which was partially offset by an increase in operating expenses of $995,000.

Interest Expense. Interest expense was $549,000 for the six months ended June 30, 2010, compared to $269,000 for the six months ended June 30, 2009.  This represents an increase of $280,000, or 104%, primarily due to an increase in interest payments for the 6% loan from Mr. Ming Zhao.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $130,000 for the six months ended June 30, 2010 and derivative unrealized fair value loss of $113,000 for the six months ended June 30, 2009, respectively, represented a change in fair value of the warrants.

Income Before Income Taxes. Income before income taxes was $19,161,000 for the six months ended June 30, 2010, compared to $5,292,000 for the six months ended June 30, 2009. The increase of $13,869,000, or 262%, was primarily the result of an increase in operating profit of $13,879,000, and an increase in derivative unrealized fair value gain of $243,000, which were partially offset by an increase in interest expense of $280,000 in the six months ended June 30, 2010.

Income Taxes. Income taxes were $5,064,000 for the six months ended June 30, 2010, compared to $1,447,000 for the six months ended June 30, 2009, an increase of $3,617,000, or 250%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The increase was primarily the result of the increase in operating profit of Shanxi Coal from $5,689,000 in the six months ended June 30, 2009 to $20,202,000 in the six months ended June 30, 2010.

Net Income. Net income was $14,097,000 for the six months ended June 30, 2010, compared to $3,845,000 for the six months ended June 30, 2009, an increase of $10,252,000, or 267%, mainly due to an increase in operating profit of $13,879,000, and an increase in derivative unrealized fair value gain of $243,000, which were partially offset by an increase in income taxes of $3,617,000, and an increase in interest expense of $280,000 in the six months ended June 30, 2010.

Inflation had no significant impact on the Company’s results of operations for the six months ended June 30, 2010 and 2009.

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

 In response to record high steel prices driven by the demand in the infrastructure construction sector in China, the steel industry has begun increasing production levels.  We experienced improvement in tonnage sales and selling price in 2010 as compared to 2009 levels as steel inventories decline and our customers increase order volumes.  We anticipate such year over year demand increase will continue in the remaining quarters of 2010.

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

The Company is currently operating at approximately 61% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand. In addition, the Company has taken steps to execute its strategy of entering the coal mining business to increase profitability.  On May 14, 2009, Shanxi Coal entered into an agreement to purchase 18% ownership in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million ($14,746,000).   The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid.

On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County. Shanxi Coal has the government’s permission to acquire and consolidate the eight coal mines into five, which could increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons.

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Pinglu County Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”), pursuant to which Shanxi Coal purchased from Da Wa Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal agreed to pay Da Wa Coal an aggregate purchase price of RMB 190 million ($28,018,000) in cash, of which RMB 46.6 million ($6.9 million) was for the tangible assets and RMB 143.4 million ($21.1 million) was for the mining right. Management estimates that the total proven and probable reserve of Da Wa Coal is approximately 10.8 million metric tons by reference to the geological report dated August 2007. The report was prepared by a geological firm hired by the seller.  We have hired an independent geological firm to prepare an updated report which is now in progress.  As of June 30, 2010, Shanxi Coal has paid RMB 152 million ($22,415,000). Shanxi Coal will pay the remainder of the purchase price, RMB 38 million ($5,603,000) upon the one year anniversary of completion of the transfer.  Shanxi Coal’s obligation for payment is guaranteed by Mr. Ming Zhao.

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Pinglu County Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”), pursuant to which Shanxi Coal purchased from Guanyao Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal agreed to pay Guanyao Coal an aggregate purchase price of RMB 94.80 million ($13,979,000) in cash, of which RMB 37.6 million ($5.6 million) was for the tangible assets and RMB 57.2 million ($8.4 million) was for the mining right.  Management estimates that the total proven and probable reserve of Guanyao Coal is approximately 7.4 million metric tons by reference to the geological report dated March 2007.  The report was prepared by a geological firm hired by the seller.  We have hired an independent geological firm to prepare an updated report which is now in progress.  As of June 30, 2010, Shanxi Coal has paid RMB 75.84 million ($11,183,000).  Shanxi Coal will pay the remainder of the purchase price, RMB 18.96 million ($2,796,000) upon the one year anniversary of completion of the transfer. Shanxi Coal’s obligation for payment is guaranteed by Mr. Ming Zhao.

The mining assets of Da Wa Coal and Guanyao Coal will be eventually injected into two new companies, Shanxi Pinglu Dajinhe Coal Co., Ltd. and Shanxi Pinglu Dajinhe Wujin Coal Co., Ltd, respectively.  The Shanxi government will approve the establishment and registration of these two companies, which are wholly-owned subsidiaries of Shanxi Coal, upon the completion of the reconstruction works, which are now in progress.  Shanxi Coal was given transitional mining permits, which will expire in November 2011.  After the establishment of the two new companies, the mining permits will be renewed by the Shanxi government.  The property deeds for the buildings will also be issued to the two companies.

“Coal reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The reserve estimates were prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations. There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves.  Many of these uncertainties are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data.

In March 2010, we received an approval by the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province, including Jianhe Coal. Shanxi Coal has the government’s permission to acquire and consolidate the four coal mines into one, which could increase the total annual capacity of target coal mines from the current accumulated 720,000 metric tons to 900,000 metric tons per year.

As part of the Shanxi provincial government’s policies to consolidate and redevelop the coal mining industry, new guidelines were enacted by the government in February 2010 to require the registered capital of coal mine consolidators to be at least RMB200 million. The new requirement was adopted to ensure that coal mine consolidators have sufficient financial strength to consolidate coal mines efficiently and timely.  In May 2010, the registered paid-in capital of Shanxi Coal was increased from RMB 22.5 million ($ 2,717,000) to RMB 500 million ($73,129,000), 90% of which (RMB430 million) was funded by Shanxi Coal’s 90% shareholder, Putai, and 10% of which (RMB48 million) was  funded by Shanxi Coal’s 10% shareholder, Mr. Ming Zhao.

In addition to RMB190 million cash on hand, Putai needs RMB240 million to satisfy the capital injection, therefore Putai entered into a loan agreement with Mr. Ming Zhao on May 7, 2010.  Under the agreement, Mr. Zhao agrees to provide Putai with an unsecured loan in an aggregate principal amount of RMB240 million ($35,391,000).  The loan has a maturity date of November 6, 2011 and bears an interest at a rate of 6% per annum, which is payable on a quarterly basis, subject to certain adjustments to be agreed upon by the parties if such adjustments are necessary in light of the official interest rate of the PRC, as specified in the agreement.   If Putai does not pay off the principal and interest of the loan on time in accordance with the agreement, Mr. Ming Zhao may require Putai to pay off the loan immediately and charge an additional 5% interest on the amount of loan that is not paid off on time.  In addition, if the interest rate under the agreement is adjusted according to the agreement and Putai fails to pay interest at the adjusted rate, Mr. Ming Zhao may require Putai to pay off the loan immediately.

On August 1, 2010, Shanxi Coal entered into an Investment Cooperation Agreement (the “Agreement”) with Mr. Ming Zhao and Jianping Gao, an individual unrelated to the Company (“Mr. Gao”).  Pursuant to the Agreement, the parties will purchase, consolidate and co-develop six coal mines in Pinglu County, Shanghai Province (the “Project”).  Under the Agreement, Shanxi Coal, Mr. Zhao and Mr. Gao will contribute 40%, 30% and 30%, respectively, of the total investment needed for the Project.  Shanxi Coal will be the project manager.  In addition, each of Mr. Zhao and Mr. Gao has agreed to transfer 5.5% of his respective voting rights in the project companies, which will hold the coal mines after they are acquired, to Shanxi Coal to enable Shanxi Coal to exercise full operating and management control of the project companies.  The parties will share the profits and bear the risks and losses in connection with the Project, in each case based upon the percentages of their equity ownership and limited by the amount of investment contributed by each party.  Shanxi Coal will be responsible for the other parties’ losses caused by Shanxi Coal’s fraud, gross negligence or breach of material terms of the Agreement.  The parties further agree that, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment.  A committee of the Board of Directors comprised solely of independent directors negotiated terms of the Agreement on behalf of the Company and approved the Agreement.

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

 Liquidity and Capital Resources

Net cash provided by operating activities was $16,407,000 for the six months ended June 30, 2010, compared to net cash used in operating activities of $12,652,000 for the six months ended June 30, 2009, an increase of $29,059,000. This increase was primarily due to an increase in net income and a decrease in working capital needs resulting from decreased accounts receivable and decreased inventory.

Net cash used in investing activities of $27,219,000 for the six months ended June 30, 2010 was for the purchase of Da Wa Coal and Guanyao Coal.  Net cash used in investing activities of $8,781,000 for the six months ended June 30, 2009 was for the 18% equity purchase of Jianhe Coal.

Net cash provided by financing activities of $60,999,000 for the six months ended June 30, 2010 includes the $35,391,000 loan from Mr. Ming Zhao, $14,538,000 from the sale of 3,284,000 shares of common stock, $7,041,000 increase of registered capital of Shanxi Coal, and $4,679,000 from the exercise of warrants, which were offset by $650,000 for the repayment of the long-term debt to Resources Group. Net cash used in financing activities of $650,000 for the six months ended June 30, 2009 was for the repayment of long-term debt to Resources Group.

Our principal on-going capital requirements are to finance our coal washing operations, to fund the repayment of the loans to Mr. Ming Zhao and Resources Group, with the combined outstanding loan balance of $42,541,000 as of June 30, 2010, and to pay for the acquisition of coal mines and coal mining assets.

Warrants were issued in the November 2005 Private Placement to acquire up to 721,368 shares of our common stock which are exercisable at price of $4.20 per share, or an aggregate of $3,030,000. We believe that the likelihood of these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

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

On February 18, 2010, we completed the offering and sale of 3,284,000 shares (including 428,348 overallotment shares to underwriters), for net proceeds of approximately $14.5 million.  In May 2010, our wholly-owned subsidiary, Putai, received a loan in the aggregate principal amount of RMB 240 million ($35.4 million) from Mr. Ming Zhao, which Putai used to increase the registered paid-in capital of Shanxi Coal, its 90% subsidiary, to the level that is required for coal mine consolidators by the Shanxi government.  Our cash balance was $70.3 million as of June 30, 2010.  We believe that our cash at hand will be adequate to satisfy our anticipated cash requirements for our coal cleaning business, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs in the next twelve months.  Cash requirements for developing our coal mining strategy and long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it.  Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

On May 7, 2010, our wholly owned subsidiary, Putai, received an unsecured loan in the aggregate principal amount of RMB 240 million ($35.4 million) from Mr. Ming Zhao.  The 18-month term loan has a maturity date of November 6, 2011 and bears an interest at a rate of 6% per annum, which is payable on a quarterly basis.

As of June 30, 2010, except for the related party loan described above, there have been no material changes since December 31, 2009 with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Tabular Disclosure of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency.  Approximately 100% of our revenues and 99% of our costs and expenses for the six months ended June 30, 2010 are denominated in RMB, with the balance denominated in U.S. dollars.  Approximately 99% of our assets were denominated in RMB as of June 30, 2010.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at the historical exchange rate and their income and expense items are translated using the average rate for the period.  Any resulting exchange differences are recorded in accumulated other comprehensive income or loss.  We have not reduced our exposure to exchange rate fluctuations by using hedging transactions.  While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline.  We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.  See Part I Item 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Risk Factors.”  During the six months ended June 30, 2010, the foreign currency translation adjustment to our comprehensive income was a $0.7 million gain, primarily as a result of the RMB appreciation against the U.S. dollar in the period.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would increase (decrease) our net income for the six months ended June 30, 2010 by approximately $0.08 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2010. As of June 30, 2010, our accumulated other comprehensive income was $10.841 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal fluctuates up and down.  The average purchase price of our raw coal increased from about RMB 483 per MT in the six months ended June 30, 2009 to about RMB 539 pr MT in the six months ended June 30, 2010. Top quality raw coking coal is critical for us to maintain our operating efficiencies and to deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is limited in supply, its price tends to be volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $5.7 million for the six months ended June 30, 2010. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At June 30, 2010, we had a credit risk exposure of cash at bank of approximately $70.3 million. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not reasonably expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We believe that our customers have a good payment history and our accounts are current, and we currently do not have significant bad debt provision.

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

In connection with the preparation of this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2010, an evaluation was performed by our management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.  Please refer to our Annual Report on Form 10-K for fiscal year 2009 for additional information concerning these and other uncertainties that could negatively impact us.  The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  The following risk factors have been revised or updated since the filing of our annual report on Form 10-K for the year ended December 31, 2009.

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

Because we are entering into a new business line, coal mining, through acquisitions of various coal mine assets, we are subject to the risks faced by a new business and risks relating to coal mine operations.

Under our new business strategy as discussed above, we are entering into the coal mining business through acquisitions of various coal mine assets, which is a new business to us. As of June 30, 2010, our business had been limited to the coal washing business. The operation of the coal mines will be subject to significant additional risks which are not necessarily related to our coal washing business. In addition to the normal risks associated with our business, there are additional risks that relate to the new coal mining business. These risks include, but are not limited to:

• We lack experience in operating coal mines. Although individuals on our board and our management team have extensive experience in operating coal mines and we plan to hire additional outside management company and personnel to operate the coal mines, as a company, we have never operated coal mines, and we cannot assure you that we will be successful in operating coal mines.

• We require significant additional funds to enable us to develop and expand the coal mine business. The construction of coal mines and related facilities is very capital intensive, and we will require significant additional funds for this purpose. We cannot assure you that we will be able to obtain any financing which we may require, or obtain financing on terms that are favorable or acceptable to us.

• Our coal mining business faces many uncertainties, which may change by the time the construction of our coal mines and related facilities is completed. The uncertainties our coal mine operations face include a change in the coal price and price policy and limitation that is imposed or may be imposed by the Chinese government from time to time, which may have an adverse impact on our revenues and reduce our margins. We may also face delays in the construction of our coal mines and related facilities, which depend on third parties to complete, as a result of breach of contract by the construction contractors, protests or other obstructive or delaying activities by displaced persons and others who may oppose such constructions.

• The coal mining business is highly regulated. The exploration, transportation and distribution of coal is subject to PRC regulations, including the price at which we sell coal.  The price control limits our potential profit from the sale of coal.  Other regulations may result in increased costs in order to comply with these regulations.

• Because of the nature of coal mine business, we could be exposed to liability from mining accidents or other safety issues. Any explosions or other safety accidents from our coal mines, once they become operational, could cause severe property damage, personal injury as well as loss of life, which may not be covered by insurance. Any such loss could result in a material adverse impact on our business and operating results or even cause termination of coal mine operations and could subject us to regulatory actions.

• We entered into an Investment Cooperation Agreement to acquire and coal develop certain coal mines, the success of which cooperation relationship is uncertain. Because of the large capital investment required to acquire and co-develop coal mines, we entered into an Investment Cooperation Agreement with Mr. Ming Zhao, our principal stockholder and Chairman of our Board, and Mr. Jianping Gao, under which Shanxi Coal, Mr. Zhao and Mr. Gao each will contribute 40%, 30% and 30% of the total investment needed for the six coal mines under the Pinglu project, and will share economic benefits and bear losses that are proportionate to their respective equity contribution.  This is the first time we have entered into such an investment cooperation agreement. If the cooperation is not successful, our coal mining business will be materially impacted. Moreover, if we, as the project manager, act in a way that is considered grossly negligent or in material violation of the agreement, we could be subject to liabilities. Finally, under the agreement, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment. Therefore, the project companies may not have sufficient cash generated from operations for reinvestment or capacity expansion in the future  and may need outside financing for its future growth.

In light of these risks and uncertainties, we may not be able to set up the newly acquired coal mines for operation on time, integrate them successfully or take full advantage of them.  There can be no assurance that we will recover our investment in this new business, that we will realize a profit from this new business or that diverting our management’s attention to this new business will not have a material adverse effect on our existing coal mining businesses, any of which results may have a material adverse effect on our results of operations, financial condition and prospects.

The demand for our product is cyclical and is affected by industrial economic conditions. Downturns in the economy may reduce demand for our product and our revenues could decline.

Because we do not export our product out of China, our business and operating results related to our cleaned coking coal business are primarily dependent upon China’s domestic demand for cleaned coking coal, and our business and operating results related to our newly acquired coal mine business will be primarily dependent upon China’s domestic demand for raw coal to be produced from our coal mines once those mines are up for operation. However, because the domestic demand for coal in China is impacted by the international demand for coal, we are also susceptible to fluctuations in the international markets. The domestic and international coal markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in China, the global economic conditions and fluctuations in industries with high demand for coal, such as the steel and power industries. A significant decline in demand or excess supply for coal may have a material adverse effect on our business and results of operations.

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

Ming Zhao and Yao Zhao may have, or may develop in the future, conflicts of interest with us. First, the loan used to finance our recent facility expansions is held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default.  In addition, Putai owes Mr. Ming Zhao an principal amount of RMB240 million (US$35.4 million) plus quarterly interest pursuant to a loan agreement dated on May 7, 2010, which loan proceeds were used to increase Putai’s registered capital to the level required by the Shanxi government to be a coal mine consolidator. It could be in Mr. Ming Zhao’s economic interest to cause us to default on the loan as Mr. Zhao would be entitled to an additional 5% penalty interest on top of the 6% regular interest under the loan.  With the combined ownership of us by Mr. Ming Zhao and his brother Mr. Yao Zhao, and the position of Mr. Ming Zhao as our Chairman of the board, he can to a large extent control the actions which we take. Second, the Zhao brothers control the mine which is one of our raw coal suppliers. We currently secure raw coal from local Liulin County coal mines, including Jucai Coal, a coal mine that is 75% owned by Yao Zhao, Mr. Ming Zhao’s brother and a manager of the coal washing plants of Shanxi Coal. By limiting or eliminating our supply, the Zhao brothers, who control our coal mine supplies, could adversely impact our production and revenue, which in turn could cause us to default on our loan to Resources Group. In addition, the Zhao brothers may declare dividends out of Shanxi Coal, in which Mr. Ming Zhao owns 10% of the direct equity interest even though it would be in the interests of Puda for Shanxi Coal, to reinvest its profits into the business.  Finally, Mr. Ming Zhao is a party to the Investment Cooperation Agreement we entered into on August 1, 2010, in which Mr. Zhao will contribute 30% of the equity investment needed for acquiring and developing six mines under the Pinglu Project, and will be entitled to economic benefits and will bear losses that are proportionate to his equity contribution.  If Mr. Zhao does not make the required contribution or otherwise does not perform according to the agreement, our coal mining project could be materially impacted, and our recourse against Mr. Zhao may be limited given Mr. Zhao’s control over our company.

ITEM 6. EXHIBITS

(a)	Exhibits
10.1
Investment Cooperation Agreement, dated August 1, 2010, among Shanxi Puda Coal Group Co., Ltd., Ming Zhao and Jianping Gao, incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 5, 2010.

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

PUDA COAL, INC.

Date: August 16, 2010	By:	/s/ Liping Zhu
Liping Zhu
President and Chief Executive Officer