Form 10-Q
period 2010-09-30
Puda Coal, Inc.
filed 2010-11-15
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of the latest practicable date, November 10, 2010, the issuer had 20,759,060 shares of common stock outstanding.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3-4

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6

Notes to Unaudited Consolidated Financial Statements	7-37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-45

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46-47

Item 4. Controls and Procedures	47-48

PART II. OTHER INFORMATION

Item 1A. Risk Factors	48

Item 6. Exhibits	48

Signatures	49

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(In thousands of United States dollars)

	Note(s)	September 30, 2010	December 31, 2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	19	$80,076	$19,918
Accounts receivable		36,577	25,340
Advances to suppliers
- Related party	3	-	1,020
- Third parties		950	3,552
Inventories	4	15,068	22,531

Total current assets		132,671	72,361

PREPAYMENTS		-	6,259

PROPERTY, PLANT, EQUIPMENT AND MINING ASSETS	5	56,070	13,986

LAND-USE RIGHTS	6	3,958	3,945

INVESTMENT, AT COST	7	14,947	14,650

TOTAL ASSETS		$207,646	$111,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related party	3, 9	$1,300	$1,300
Accounts payable
- Related party	3	492	-
- Third parties		7,732	4,839
Other payables
- Related parties	3	1,480	1,031
- Third parties		2,812	2,650
Assets acquisition price payable	8	8,514	-
Accrued expenses		696	1,076
Income taxes payable		2,117	1,091
VAT payable		301	1,135
Derivative warrants	10, 20	2,326	7,620

Total current liabilities		27,770	20,742

LONG-TERM LIABILITIES
Long-term debt
- Related parties	3, 9	41,397	6,500

Total liabilities		69,167	27,242

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
September 30, 2010 and December 31, 2009
(In thousands of United States dollars)

	Note(s)	September 30, 2010	December 31, 2009
		(Unaudited)

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 20,363,309 (2009: 15,828,863)	12	20	15
Paid-in capital	12	67,983	35,212
Statutory surplus reserve fund		1,366	1,366
Retained earnings		56,371	37,233
Accumulated other comprehensive income		12,739	10,133

Total stockholders’ equity		138,479	83,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$207,646	$111,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2010 and 2009
(In thousands of United States dollars, except per share data)

	Note(s)	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

NET REVENUE		$90,002	$56,106	$234,292	$153,817

COST OF REVENUE		80,395	50,731	202,338	140,969

GROSS PROFIT		9,607	5,375	31,954	12,848

OPERATING EXPENSES
Selling expenses		859	655	2,347	1,765
General and administrative expenses		842	682	2,204	1,427

TOTAL OPERATING EXPENSES		1,701	1,337	4,551	3,192

INCOME FROM OPERATIONS		7,906	4,038	27,403	9,656

INTEREST INCOME		68	16	151	72

INTEREST EXPENSE - RELATED PARTIES	13	(645)	(127)	(1,194)	(396)

DERIVATIVE UNREALIZED FAIR VALUE LOSS	10, 14	(195)	(3,436)	(65)	(3,549)

INCOME BEFORE TAXATION		7,134	491	26,295	5,783

TAXATION	15	(2,093)	(1,112)	(7,157)	(2,559)

NET INCOME / (LOSS)		5,041	(621)	19,138	3,224

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		1,898	(42)	2,606	(238)

COMPREHENSIVE INCOME / (LOSS)		$6,939	$(663)	$21,744	$2,986

EARNINGS / (LOSS) PER SHARE
- BASIC		$0.25	$(0.04)	$0.99	$0.21
- DILUTED		$0.25	$(0.04)	$0.97	$0.21

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	16	20,301,690	15,387,110	19,292,595	15,360,301
- DILUTED	16	20,832,440	15,387,110	19,823,345	15,386,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PUDA COAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(In thousands of United States dollars)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,138	$3,224
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	66	65
Depreciation	1,263	1,258
Allowance for doubtful debts	-	46
Derivative unrealized fair value loss	65	3,549
Stock compensation	642	73
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,542)	(15,187)
Decrease in other receivables	-	7
Decrease in advances to suppliers	3,652	2,677
Decrease/(increase) in inventories	7,784	(6,370)
Increase in accounts payable	3,232	1,161
Decrease in accrued expenses	(320)	(225)
Increase/(decrease) in other payables	539	(248)
Increase/(decrease) in income tax payable	987	(206)
Decrease in VAT payable	(842)	(1,199)

Net cash provided by/(used in) operating activities	25,664	(11,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining rights and mining assets	(27,219)	(8,782)
Increase in construction in progress	(639)	-

Net cash used in investing activities	(27,858)	(8,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	5,122	150
Issue of common shares	14,538	-
Increase in registered capital of Shanxi Coal	7,041	-
Borrowings from related party	35,391	-
Repayment of long-term debt	(975)	(975)

Net cash provided by/(used in) financing activities	61,117	(825)

Effect of exchange rate changes on cash	1,235	(246)

Net increase/(decrease) in cash and cash equivalents	60,158	(21,228)
Cash and cash equivalents at beginning of period	19,918	39,108

Cash and cash equivalents at end of period	$80,076	$17,880

Supplementary cash flow information
Cash paid during the period for:
Interest - related parties	$527	$396
Income taxes	$6,172	$2,764

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

Shanxi Coal was established on June 7, 1995.  Shanxi Coal mainly processes and washes raw coal and sells high-quality, low sulfur, refined coal from its plants in Shanxi Province to industrial clients located mainly in Central and Northern China.  In September, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County, Shanxi Province. In March 2010, Shanxi Coal received approval from the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province. As of September 30, 2010, Shanxi Coal has completed the acquisition of two coal mines in Pinglu County (see Note 5). The initial registered capital of Shanxi Coal was RMB 22.5 million ($2,717,000) which was increased to RMB 500 million ($73,129,000) in May 2010 as a result of the new guidelines enacted by the Shanxi provincial government that require the registered paid-in-capital of coal mine consolidators to be at least RMB 200 million.  The owners of Shanxi Coal were Putai (90%), Mr. Ming Zhao (8%) and Mr. Yao Zhao (2%).  In May 2010, Mr. Yao Zhao transferred his 2% ownership to Mr. Ming Zhao.  Mr. Ming Zhao is the chairman and was the president and chief executive officer of Puda until his resignation on June 25, 2008.  Mr. Yao Zhao was the chief operating officer of Puda until his resignation became effective on November 20, 2006. Mr. Ming Zhao and Mr. Yao Zhao are brothers.

As of September 30, 2010, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the companies are as follows:

●	Puda Coal, Inc.: Mr. Ming Zhao (approximately 37%); Mr. Yao Zhao (approximately 9%) held directly.

●	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 37%); Mr. Yao Zhao (approximately 9%) held indirectly through Puda.

●	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 37%); Mr. Yao Zhao (approximately 9%) held indirectly through Puda and BVI.

●	Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (10%) held directly, Mr. Ming Zhao (approximately 33%) held indirectly through Puda, BVI and Putai.

After the above reorganization and as of September 30, 2010, the organizational structure is as follows:

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The unaudited consolidated financial statements include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group.” Intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.  The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as reported in Form 10-K.

(b) Use of Estimates

In preparing unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts receivable.  Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2010 and December 31, 2009, the Group did not have any cash equivalents.

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

(f) Property, Plant, Equipment and Mining Assets

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

Construction-in-progress represents mine works under construction which mainly includes safety and environmental studies, purchase of materials, and labor. Construction-in-progress is not depreciated until amounts are transferred to property when available for use.

The gain or loss on disposal of property, plant, equipment and mining assets is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the unaudited consolidated statement of operations.

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(h)  Investment

The Group accounts for its equity investment, for which it does not possess the ability to exercise significant influence, using the cost method under ASC 325 “Investments”.  Significant influence generally does not exist if the ownership interest in the voting stock of the investee is less than 20% and the Group does not take part in the operational management of the investee.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments.  When the decline is determined to be other-than-temporary, the cost basis for the investment is reduced and a loss is realized in the unaudited consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders' equity section in the consolidated balance sheets.  The Group makes such determination based upon a number of factors, including financial condition, operating results, sales forecasts and earnings growth of the investee, broad economic factors impacting the investee’s industry, and the Group's intent and ability to retain the investment over a period of time, which is sufficient to allow for any recovery in market value.  Under the cost method of accounting, dividend received is recognized as income (see Note 7).

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

(k) Income Taxes

The Group accounts for income taxes under ASC 740 "Income Taxes".  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of September 30, 2010 and December 31, 2009.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Interest and penalties from tax assessments, if any, are included in general and administrative expenses in the unaudited consolidated statements of operations.

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

Based on all known facts and circumstances and current tax law, the Group believes that the total amount of unrecognized tax benefits as of September 30, 2010 is not material to its results of operations, financial condition or cash flows. The Group also believes that the total amount of unrecognized tax benefits as of September 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Group further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Group’s results of operations, financial condition or cash flows.

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the Group has no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of September 30, 2010.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to non-foreign owners

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

(m) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009.

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

For certain financial instruments, including cash, accounts, related party receivables and payables, other receivables, accounts payable, other payables and accrued expenses, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Group could borrow funds with similar remaining maturities.

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

 (q) Share-Based Compensation Expense

ASC 718 “Compensation-Stock Compensation”, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Group’s unaudited consolidated statements of operations.

(r) Asset Retirement Obligations

Under the Shanxi Province local rules and regulations, the Group is required to make payments for restoration, rehabilitation or environmental protection of the land after the underground sites have been mined. Such costs are recognized in the period in which the obligation is identified and is charged as an expense in proportion to the coal extracted.   No such costs were recognized in the nine months ended September 30, 2010 as the coal mine operations have not started.

(s) Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related Party Transactions

As of September 30, 2010 and December 31, 2009, the Group had the following amounts due from/to related parties:

	September 30, 2010	December 31, 2009
	$’000	$’000
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$-	$1,020

Accounts payable to Jucai Coal	$492	$-

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$811	$795

Other payable to Mr. Ming Zhao, chairman and shareholder of Puda	669	-

Other payable to Mr. Yao Zhao, shareholder of Puda	-	236

	$1,480	$1,031
Loan payable to Resources Group
-current portion	$1,300	$1,300

Loan payable to Resources Group
-long-term portion	5,525	6,500
Loan payable to Mr. Ming Zhao	35,872	-

	$41,397	$6,500

The balances, except for the loans payable to Resources Group and Mr. Ming Zhao, are unsecured, interest-free and have no fixed terms for repayment.

The balance payable to Resources Group of $811,000 includes $901,000 of professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company, netted against other receivables of $90,000 due from Resources Group.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease an office and certain equipment.  In the three months ended September 30, 2010 and 2009, rental expenses paid to Resources Group were $40,000 and $40,000, respectively. In the nine months ended September 30, 2010 and 2009, rental expenses paid to Resources Group were $120,000 and $119,000, respectively (see Note 11).

In the three months ended September 30, 2010 and 2009, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $8,272,000 and $4,039,000, respectively. In the nine months ended September 30, 2010 and 2009, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $19,004,000 and $11,122,000, respectively.

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

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transferred two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant started formal production in December 2005.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant started formal production at the end of March 2006.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the three months ended September 30, 2010 and 2009, Shanxi Coal paid principal of $325,000 (2009: $325,000) and interest of $107,000 (2009: $127,000) to Resources Group.  In the nine months ended September 30, 2010 and 2009, Shanxi Coal paid principal of $975,000 (2009: $975,000) and interest of $336,000 (2009: $396,000) to Resources Group. Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 5, 6 and 9).

On December 11, 2009, Shanxi Coal entered into mining rights and mining assets transfer agreements for the acquisition of two coal mines in Pinglu County, Shanxi Province.  Shanxi Coal’s obligation for payment under the agreements is guaranteed by Mr. Ming Zhao (see Note 5).

On May 7, 2010, Putai and Mr. Ming Zhao signed a loan agreement, pursuant to which, Putai borrowed from Mr. Ming Zhao RMB 240 million ($35,872,000) . The loan is unsecured and bears a 6% annual interest rate, in which the interest is payable on a quarterly basis, subject to certain adjustments to be agreed upon by the parties if such adjustments are necessary in light of the official interest rate of the PRC, as specified in the agreement.. The term of the loan is 18 months from May 7, 2010. If Putai does not pay off the principal and interest of the loan on time in accordance with the agreement, Mr. Ming Zhao may require Putai to pay off the loan immediately and charge an additional 5% interest on the amount of loan that is not paid off on time.  In addition, if the interest rate under the agreement is adjusted according to the agreement and Putai fails to pay interest at the adjusted rate, Mr. Ming Zhao may require Putai to pay off the loan immediately.  The loan was used by Putai to increase the registered paid-in capital of Shanxi Coal.  In the three and nine months ended September 30, 2010, interest accrued on the loan amounted to $538,000 and $858,000, respectively.  As of September 30, 2010, the balance of interest payable of $669,000 was included in other payables (see Note 9).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories

As of September 30, 2010 and December 31, 2009, inventories consist of the following:

	September 30, 2010	December 31, 2009
	$’000	$’000

Raw materials	$6,649	$9,671
Finished goods	8,419	12,860

Total	$15,068	$22,531

There was no allowance for losses on inventories as of September 30, 2010 and December 31, 2009.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property, Plant, Equipment and Mining Assets

As of September 30, 2010 and December 31, 2009, property, plant, equipment and mining assets consist of the following:

	September 30, 2010	December 31, 2009
	$’000	$’000
Cost:
Buildings and facilities	$5,555	$3,899
Machinery equipment	18,904	15,682
Motor vehicles	116	114
Office equipment and others	36	35
Mine works	7,976	-
Mining rights	29,989	-
Construction in progress	639	-

	63,215	19,730

Accumulated depreciation:
Buildings and facilities	797	650
Machinery equipment	6,306	5,063
Motor vehicles	32	24
Office equipment and others	10	7
Mine works	-	-
Mining rights	-	-
Construction in progress	-	-

	7,145	5,744
Carrying value:
Buildings and facilities	4,758	3,249
Machinery equipment	12,598	10,619
Motor vehicles	84	90
Office equipment and others	26	28
Mine works	7,976	-
Mining rights	29,989	-
Construction in progress	639	-

	$56,070	$13,986

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property, Plant, Equipment and Mining Assets (continued)

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Pinglu County Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”), pursuant to which Shanxi Coal purchased from Da Wa Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal agreed to pay Da Wa Coal an aggregate purchase price of RMB 190 million ($28,095,000) in cash, of which RMB 46.6 million ($6.9 million) was for the tangible assets and RMB 143.4 million ($21.1 million) was for the mining right. Management estimates that the total proven and probable reserve of Da Wa Coal is approximately 10.8 million metric tons by reference to the geological report dated August 2007.  The report was prepared by a geological firm hired by the seller.  We have hired an independent geological firm to prepare an updated report which is now in progress.  As of September 30, 2010, Shanxi Coal has paid RMB 152 million ($22,415,000). Shanxi Coal will pay the remainder of the purchase price, RMB 38 million ($5,680,000) upon the one year anniversary of completion of the transfer.  Shanxi Coal’s obligation for payment is guaranteed by Mr. Ming Zhao (see Note 8).

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Pinglu County Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”), pursuant to which Shanxi Coal purchased from Guanyao Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal agreed to pay Guanyao Coal an aggregate purchase price of RMB 94.80 million ($14,017,000) in cash, of which RMB 37.6 million ($5.6 million) was for the tangible assets and RMB 57.2 million ($8.4 million) was for the mining right.  Management estimates that the total proven and probable reserve of Guanyao Coal is approximately 7.4 million metric tons by reference to the geological report dated March 2007.  The report was prepared by a geological firm hired by the seller.  We have hired an independent geological firm to prepare an updated report which is now in progress. As of September 30, 2010, Shanxi Coal has paid RMB 75.84 million ($11,183,000).  Shanxi Coal will pay the remainder of the purchase price, RMB 18.96 million ($2,834,000) upon the one year anniversary of completion of the transfer. Shanxi Coal’s obligation for payment is guaranteed by Mr. Ming Zhao (see Note 8).

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

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property, Plant, Equipment and Mining Assets (continued)

Depreciation expense for the three months ended September 30, 2010 and 2009 was $418,000 and $419,000, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $1,263,000 and $1,258,000, respectively.   In the nine months ended September 30, 2010 and 2009, the amount included in cost of sales and general and administrative expenses was $1,238,000 (2009: $1,234,000) and $25,000 (2009: $24,000), respectively.

There was no impairment in the value of property, plant and equipment for the three and nine months ended September 30, 2010 and 2009.

6. Land-use rights

	September 30, 2010	December 31, 2009
	$’000	$’000

Cost	$4,383	$4,297

Accumulated amortization	425	352

Carrying value	$3,958	$3,945

Land-use rights include $2,669,000 purchased from Resources Group which are located in Liulin County, Shanxi Province and are amortized over fifty years up to August 4, 2055, and $1,656,000 purchased from Resources Group, which are located in Zhongyang County, Shanxi Province and are amortized over fifty years up to May 20, 2055.  Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 3 and 9).

Amortization expense for the three months ended September 30, 2010 and 2009 was $22,000 and $21,000, respectively.  Amortization expense for the nine months ended September 30, 2010 and 2009 was $66,000 and $65,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2010 (remaining three months), 2011, 2012, 2013 and 2014 amounts to approximately $22,000, $88,000, $88,000, $88,000 and $88,000, respectively.

There was no impairment in the value of intangible assets for the three and nine months ended September 30, 2010 and 2009.

7.  Investment, at Cost

On May 14, 2009, Shanxi Coal entered into an agreement of share transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of $14,947,000. The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid.  In addition, under the agreement, the individual owning the other 82% of Jianhe Coal, guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.   Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal, and the dividends declared each year will be no less than 80% of the annual net profits of Jianhe Coal.  No dividend was declared by Jianhe Coal for the nine months ended September 30, 2010.

The investment was recorded at cost and there was no impairment in the value of investment for the three and nine months ended September 30, 2010 (see Note 2(h)).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Assets Acquisition Price Payable

The amount represented the balance of the purchase price for Da Wa Coal of $5,680,000 and Guanyao Coal of $2,834,000, which will be due on June 25, 2011, the one year anniversary of completion of the transfer (see Note 5).

9. Long-term Debt

	September 30, 2010	December 31, 2009
	$’000	$’000

Conveyance loan	$6,825	$7,800
Loan from Mr. Ming Zhao	35,872	-

	42,697	7,800
Less: current portion	(1,300)	(1,300)

Long-term portion	$41,397	$6,500

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the three months ended September 30, 2010 and 2009, Shanxi Coal paid principal of $325,000 (2009: $325,000) and interest of $107,000 (2009: $127,000) to Resources Group.  In the nine months ended September 30, 2010 and 2009, Shanxi Coal paid principal of $975,000 (2009: $975,000) and interest of $336,000 (2009: $396,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 3, 5 and 6).

The loan from Mr. Ming Zhao is unsecured and bears a 6% annual interest rate, in which the interest is payable on a quarterly basis. The term of the loan is 18 months from May 7, 2010. In the three and nine months ended September 30, 2010, interest accrued on the loan amounted to $538,000 and $858,000, respectively.  As of September 30, 2010, the balance of interest payable of $669,000 was included in other payables (see Note 3).

The future principal payments under the conveyance loan and the loan from Mr. Ming Zhao as of September 30, 2010 are as follows:

Year Ending December 31,	$’000

2010 (remaining three months)	$325
2011	37,172
2012	1,300
2013	1,300
2014	1,300
Thereafter	1,300
$42,697

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants

(a) On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes were convertible into common stock at $.50 per share over the term of the debt.  As of September 30, 2010, the notes with an aggregate principal amount of $10,260,000 were converted into 2,931,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, the notes with an aggregate principal amount of $2,215,000 were redeemed upon maturity, and the remaining note with principal amount of $25,000 will be paid off upon the receipt of the original note from the investor.  The remaining note with principal amount of $25,000 is included in other payables in the consolidated balance sheet as of September 30, 2010. The related warrants to purchase 3,571,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, exercisable at $4.20 per share (after adjusting for the 7-to-1 Share Conversion), have a term of five years from the date of issuance.  As of September 30, 2010, 2,955,705 warrants (after adjusting for the 7-to-1 Share Conversion) were exercised into 2,955,705 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

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

The warrants require the Company to register the resale of the shares of common stock upon exercise of these securities.  The warrants are freestanding derivative financial instruments.  The Group accounts for the fair value of these outstanding warrants to purchase common stock in accordance with ASC 815 “Derivatives and Hedging,” which requires the Group to account for the warrants as derivatives.  Since the effective registration of the securities underlying the warrants is an event outside of the control of the Company, pursuant to ASC 815, the Group recorded the fair value of the warrants as liabilities.  The Group is required to carry these derivatives on its unaudited consolidated balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the unaudited consolidated statement of operations as “Derivative unrealized fair value loss”.

The warrants are classified as a derivative liability because they embody an obligation to issue a variable number of shares. This obligation is generated by the Registration Rights described above.  Warrants are being amortized over the term of five years using the effective interest method.  Upon exercise, the pro rata percentage of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative warrants transferred to equity in the three months ended September 30, 2010 and 2009 was $333,000 and $64,000, respectively. The amount of derivative warrants transferred to equity in the nine months ended September 30, 2010 and 2009 was $5,320,000 and $64,000, respectively.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(b) In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 357,143 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company at an exercise price of $4.20 per share (after adjusting for the 7-to-1 Share Conversion).  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors, including "full ratchet" anti-dilution protection, proportional exercise price adjustments based on issuances of stock as dividends and share splits, and Puda’s right to redeem the warrants subject to an effective registration statement covering the underlying shares of the placement agent’s warrant, and certain share price and trading volume requirements. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $4.20 (after adjusting for the 7-to-1 Share Conversion) not in cash, but by reducing the number of common shares issued to them.  As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments and contain Registration Rights and Late Filing Penalties identical to those held by the investors.  These warrants are being amortized over the term of five years using the effective interest method.  Upon exercise, the pro rata percentage of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative placement agent warrants transferred to equity in the nine months ended September 30, 2010 and 2009 was $39,000 and $nil, respectively.  As of September 30, 2010, 298,949 (after adjusting for the 7-to-1 Share Conversion) placement agent warrants were exercised and resulted in the issuance of 215,238 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

(c) The derivative warrants as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	$000	$000

Amount allocated to note warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	(394)
Less: amount transferred to equity upon exercise of note warrants in 2009	(1,369)	(1,369)
Less: amount transferred to equity upon exercise of placement agent warrants in 2009	(133)	(133)
Add: change in fair value in 2009	5,036	5,036
Less: amount transferred to equity upon exercise of note warrants in 2010	(5,320)	-
Less: amount transferred to equity upon exercise of placement agent warrants in 2010	(39)	-
Add: change in fair value in 2010	65	-

	$2,326	$7,620

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

The following table shows (i) fair values of derivative instruments in our statement of financial position as of September 30, 2010, and (ii) the effect of derivative instruments on the statement of financial performance for the nine months ended September 30, 2010 in accordance with Accounting Standards Update (“ASU”) 2009-05 “Fair Value Measurements and Disclosure (Topic 820)”:

(i) Fair values of derivative instruments

	Liability derivatives
	September 30, 2010
	Balance sheet location	Fair Value
		$000
Derivatives not designated as hedging instruments under ASC 815

Derivative warrants	Current liabilities	$2,326

Total derivatives		$2,326

(ii) Effect of derivative instruments on the statement of operations

Derivatives not designated as hedging instruments under ASC 815

	Nine months ended September 30, 2010
	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives
		$000
Derivative warrants	Derivative unrealized fair value loss	$(65)
Total		$(65)

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

As of September 30, 2010, the Group leased office premises under the operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of September 30, 2010 are as follows:

Year Ending December 31,	$’000

2010 (remaining three months)	$40
2011	160
2012	160
2013	160

$520

The above future lease payments represent amounts payable to Resources Group (see Note 3).

In September, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County. Shanxi Coal has the government’s permission to acquire and consolidate the eight coal mines into five, which could increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons.  As of September 30, 2010, Shanxi Coal has completed the acquisitions Pinglu Phase I Project, Da Wa Coal and Guanyao Coal (see Note 5).  For the six coal mines in Phase II of the Pinglu Project, Shanxi Coal has entered into an Investment Cooperation Agreement on August 1, 2010 with Mr. Ming Zhao and Jianping Gao, an individual unrelated to the Company (“Mr. Gao”).  Pursuant to the Agreement, the parties will purchase, consolidate and co-develop the six coal mines in Pinglu County, Shanxi Province.  Under the Agreement, Shanxi Coal, Mr. Zhao and Mr. Gao will contribute 40%, 30% and 30%, respectively, of the total investment needed for Phase II of the Pinglu Project.  Shanxi Coal will be the project manager.  In addition, each of Mr. Zhao and Mr. Gao has agreed to assign 5.5% of his respective voting rights in the project companies, which will hold the coal mines after they are acquired, to Shanxi Coal to enable Shanxi Coal to exercise full operating and management control of the project companies.  The parties will share the profits and bear the risks and losses in connection with Phase II of the Pinglu Project, in each case based upon the percentages of their equity ownership and limited by the amount of investment contributed by each party.  Shanxi Coal will only be responsible for the other parties’ losses caused by Shanxi Coal’s fraud, gross negligence or breach of material terms of the Agreement.  The parties further agree that, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment.

In March 2010, Shanxi Coal received an approval from the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province, including Jianhe Coal. Shanxi Coal has the government’s permission to acquire and consolidate the four coal mines into one, which could increase the total annual capacity of target coal mines from current accumulated 720,000 metric tons to 900,000 metric tons per year.  As of September 30, 2010, Shanxi Coal has acquired 18% equity ownership of Jianhe Coal (see Note 7) but has not entered into any definitive agreements for the acquisition of the other three coal mines.

As of September 30, 2010 and December 31, 2009, the Group did not have any contingent liabilities.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common Stock and Paid-in Capital

	Common Stock		Paid-in Capital
	No. of shares	$000	$000

Balance, January 1, 2010	15,828,863	$15	$35,212
Issue of shares to directors/employees	28,475	-	115
Issue of common shares	3,284,000	3	14,535
Increase in registered capital of Shanxi Coal	-	-	7,041
Exercise of note warrants	1,215,772	-	5,106
Derivative note warrants transferred to equity upon exercise	-	2	5,320
Exercise of placement agent warrants	6,199	-	16
Derivative placement agent warrants transferred to equity upon exercise	-	-	39
Stock-based compensation	-	-	599

Balance, September 30, 2010	20,363,309	$20	$67,983

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

In May 2010, the registered capital of Shanxi Coal was increased from RMB 22.5 million ($2,717,000) to RMB 500 million ($73,129,000) as a result of the new guidelines enacted by the Shanxi provincial government that require the registered paid-in-capital of coal mine consolidators to be at least RMB 200 million.  RMB 430 million ($63,371,000), or 90%, of the increased capital was made by Putai, Shanxi Coal’s 90% shareholder and the Company’s wholly-owned subsidiary. The remaining RMB 48 million ($7,041,000), or 10% of the increased capital was made by Mr. Ming Zhao, who is Shanxi Coal’s 10% shareholder.

13. Interest Expense – Related Parties

Interest expense for the three months ended September 30, 2010 includes a $538,000 interest payment for the 6% loan from Mr. Ming Zhao (2009: $nil), and a $107,000 (2009: $127,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants. Interest expense for the nine months ended September 30, 2010 includes a $858,000 interest payment for the 6% loan from Mr. Ming Zhao (2009: $nil), and a $336,000 (2009: $396,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative Unrealized Fair Value Loss

Derivative unrealized fair value loss of $195,000 in the three months ended September 30, 2010 (2009: $3,436,000) and derivative unrealized fair value loss of $65,000 in the nine months ended September 30, 2010 (2009: $3,549,000) represented the change in fair value of the derivative warrants (see Note 10).

15. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the three and nine months ended September 30, 2010 and 2009, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25% for the three and nine months ended September 30, 2010 and 2009.

Details of income taxes in the statements of operations are as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	$’000	$’000	$’000	$’000

Current period provision	$2,093	$1,112	$7,157	$2,559

A reconciliation between taxes computed at the operating company’s statutory rate of 25% and the Group’s effective tax rate is as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	$’000	$’000	$’000	$’000

Income before taxation	$7,134	$491	$26,295	$5,783

Income tax on pretax income at statutory rate	1,784	123	6,573	1,446
Tax effect of expenses that are not deductible in determining taxable profits	146	1,194	249	1,269
Effect of different tax rates of companies operating in other jurisdictions	(66)	(351)	(130)	(387)
Valuation allowance	229	146	465	231

Income tax at effective rate	$2,093	$1,112	$7,157	$2,559

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Taxation (continued)

As at September 30, 2010 and December 31, 2009, the Group had accumulated net operating loss carryforwards of approximately of $8,532,000 and $6,938,000, respectively, which are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2010 and December 31, 2009.   The net operating loss carryforwards expire in years 2015, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029 and 2030 in the amounts of $857,000, $132,000, $394,000, $153,000, $371,000, $287,000, $1,968,000, $1,341,000, $1,225,000 and $1,067,000 and $737,000, respectively.

The Group has no intention to distribute earnings in the foreseeable future, and therefore no tax liability has been accrued on undistributed earnings.

At September 30, 2010 and December 31, 2009, deferred tax assets consist of:

	September 30, 2010	December 31, 2009
	$’000	$’000

Net operating loss carryforwards	$2,824	$2,359
Less: Valuation allowance	(2,824)	(2,359)

Net	$-	$-

16. Basic and Diluted Weighted Average Number of Shares

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Basic weighted average number of shares (after adjusting for the 7-to-1 Share Conversion)	20,301,690	15,387,110	19,292,595	15,360,301
Assumed exercise of warrants	332,392	-	332,392	-
Issuance of directors/employees shares (after adjusting for the 7-to-1 Share Conversion)	198,358	-	198,358	26,489

Diluted weighted average number of shares	20,832,440	15,387,110	19,823,345	15,386,790

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

A summary of the restricted stock activity is as follows:

	Restricted Stock	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
			$	’000
Balance at January 1, 2010	160,665	$7.11
Granted	43,358
Vested	(12,347)	$6.99		$86

Balance at September 30, 2010 (granted but not yet vested)	191,676	$7.53

A summary of share-based awards available for grant is as follows:

Restricted Stock

Balance at January 1, 2010	503,088
Shares reserved	-
Granted	43,358

Balance at September 30, 2010 (available for grant)	459,730

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Compensation

On June 29, 2007, Puda entered into a director contract with Mr. Jianfei Ni. Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on July 1, 2007, he will receive compensation in the form of warrants to purchase 1,429 (after adjusting for the 7-to-1 Share Conversion) shares of common stock of the Company per year. The term of the warrants is 5 years and the exercise price is $17.50 (after adjusting for the 7-to-1 Share Conversion) per share.  On December 29, 2008, Puda entered into an amendment to the director’s contract dated June 29, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual stock compensation will be $25,000 worth of shares of common stock, calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date.  On August 10, 2010, the annual fee was increased to $5,000 cash plus stock compensation of $32,000 worth of shares of common stock, calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2010 and then on each anniversary date of the grant date.  Such stock grants are subject to the 2008 Plan.

On August 3, 2007, Puda entered into a director contract with Mr. Larry Wizel.  Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on August 3, 2007, he will receive an annual fee of $40,000 in cash and 1,786 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company.  On December 29, 2008, Puda entered into an amendment to the director’s contract dated August 3, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $40,000 cash plus stock compensation of $25,000 worth of shares of common stock of the Company, calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2008 and then on each anniversary date of the grant date.  On August 10, 2010, the annual fee was increased to $48,000 cash plus stock compensation of $32,000 worth of shares of common stock of the Company, calculated based on the closing sale price of the Company’s common stock on the grant date of August 11, 2010 and then on each anniversary date of the grant date.  Such stock grants are subject to the 2008 Plan.

On October 9, 2007, Puda entered into a director contract with Mr. Mark Tang.  Pursuant to the contract, in consideration of his service to the Company as an independent director commencing on October 9, 2007, he will receive an annual fee of $40,000 in cash and 1,861 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company.   On December 29, 2008, the Company entered into an amendment to the director’s contract dated October 9, 2007.  Pursuant to the amendment, in consideration of his continued service to the Company as an independent director, the annual fee will be $25,000 cash plus stock compensation of $15,000 worth of shares of common stock, calculated based on the closing sale price of the Company’s common stock on the grant date of October 9, 2008 and then on each anniversary date of the grant date.  On August 10, 2010, the annual fee was increased to $30,000 cash plus stock compensation of $25,000 worth of shares of common stock, calculated based on the closing sale price of the Company’s common stock on the grant date of October 9, 2010 and then on each anniversary date of the grant date.  Such stock grants are subject to the 2008 Plan.

On August 11, 2008 and December 11, 2008, the Company granted Mr. Ming Zhao 2,857 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively.  The shares granted vested on the dates that are the one-year anniversary of their respective grant dates. Such grants are subject to the restricted stock unit grant agreements under the 2008 Plan.

On November 6, 2009, the Company granted officers and employees 155,000 shares of common stock.  40% of the shares granted will vest on the date that is the one-year anniversary of the grant date, 30% of the shares granted will vest on the date that is the two-year anniversary of the grant date, and  30% of the shares granted will vest on the date that is the three-year anniversary of the grant date.  The shares are subject to the restricted stock unit grant agreements under the 2008 Plan.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Compensation (continued)

On August 10, 2010, the Company granted officers 30,000 shares of common stock, which will be vested on the one-year anniversary of the grant date.  Such grants are subject to the restricted stock unit grant agreements under the 2008 Plan.

The stock compensation expenses for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	$’000	$’000	$’000	$’000

Stock compensation	$249	$40	$642	$73

19. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At September 30, 2010 and December 31, 2009, the Group has a credit risk exposure of uninsured cash in banks of approximately $80,057,000 and $19,874,000, respectively.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

No customer accounted for 10% or more of the total net revenue for the three and nine months ended September 30, 2010 and 2009.  The following customer had balances of at least 10% of the total accounts receivable as of December 31, 2009, respectively:

	September 30, 2010		December 31, 2009
	$’000%		$’000%

Customer A	$-	-	$2,542	10

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2010
Description	Total	Level 1	Level 2	Level 3
	$’000	$’000	$’000	$’000

Derivative warrants	$2,326	-	$2, 326	-

Total	$2,326	$-	$2,326	$-

Unrealized gains or losses on derivatives are recorded in unaudited consolidated statement of operations as “Derivative unrealized fair value loss”.

21. Segment Information

The Company has two segments, coal washing business and coal mining business.  For the coal mining business, on May 14, 2009, the Company acquired 18% equity ownership in Jianhe Coal (see Note 7) and on June 25, 2010, the Company completed the acquisition of Da Wa Coal and Guanyao Coal (see Note 5).  As of September 30, 2010, these coal mines are in the process of reconstruction and production has not started.  All revenues, depreciation and amortization expenses for the three and nine months ended September 30, 2010 in the unaudited consolidated statement of operations were for coal washing business.  The operating income, net income and total assets of the two segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	$’000	$’000	$’000	$’000
Operating income
- Coal washing	$8,748	$4,720	$29,607	$11,083
- Coal mining	-	-	-	-
- Corporate (unallocated)	(842)	(682)	(2,204)	(1,427)

Total	$7,906	$4,038	$27,403	$9,656

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment Information (continued)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	$’000	$’000	$’000	$’000
Net income
- Coal washing	$6,353	$45	$22,049	$4,579
- Coal mining	(538)	-	(858)	-
- Corporate (unallocated)	(774)	(666)	(2,053)	(1,355)

Total	$5,041	$(621)	$19,138	$3,224

	September 30, 2010	December 31, 2009
	$’000	$’000
Total assets
- Coal washing	$141,135	$90,292
- Coal mining	66,141	20,909

Total	$207,276	$111,201

22. Subsequent Events

On October 20, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Samenzhen Xuhutuo Coal Mine Ltd. (“Xuhutuo Coal”), pursuant to which Shanxi Coal will purchase from Xuhutuo Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal will pay Xuhutuo Coal an aggregate purchase price of RMB 125 million (approximately $18.77 million) in cash, of which RMB 20.66 million ($3.10 million) is for the tangible assets and RMB 104.34 million ($15.67 million) is for the mining right and compensation to Xuhutuo Coal. The first installment of RMB 62.5 million (approximately $9.39 million) was paid on November 10, 2010.  A second installment in the amount of RMB 50 million (approximately $7.51 million) will be due within 30 days after the assets transfer is completed and the mining permits and property deeds are transferred. The remainder of the purchase price of RMB 12.5 million (approximately $1.87 million) will be due six months after the mining permits and property deeds are transferred.  Xuhutuo Coal is one of the six coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project (see Note 11).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Subsequent Events (continued)

On October 20, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Daqi Coal Mine Ltd. (“Daqi Coal”), pursuant to which Shanxi Coal will purchase from Daqi Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal will pay Daqi Coal an aggregate purchase price of RMB 66.2 million (approximately $9.94 million) in cash, of which RMB 8.35 million ($1.25 million) is for the tangible assets and RMB 57.85 million ($8.69 million) is for the mining right and compensation to Daqi Coal. The first installment of RMB 33.1 million (approximately $4.97 million) was paid on November 10, 2010.  A second installment in the amount of RMB 26.48 million (approximately $3.97 million) will be due within 30 days after the assets transfer is completed and the mining permits and property deeds are transferred. The remainder of the purchase price of RMB 6.62 million (approximately $1 million) will be due six months after the mining permits and properties deeds are transferred. Daqi Coal is one of the six coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project (see Note 11).

On October 28, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Renling Coal Mine Ltd. (“Renling Coal”), pursuant to which Shanxi Coal will purchase from Renling Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal will pay Renling Coal an aggregate purchase price of RMB 205 million (approximately $30.65 million) in cash, of which RMB 38.83 million ($5.80 million) is for the tangible assets and RMB 166.17 million ($24.85 million) is for the mining right and compensation to Xuhutuo Coal. The first installment of RMB 102.5 million (approximately $15.33 million) was paid on November 10, 2010.  A second installment in the amount of RMB 82 million (approximately $12.26 million) will be due within 30 days after the assets transfer is completed and the mining permits and property deeds are transferred. The remainder of the purchase price of RMB 20.5 million (approximately $3.06 million) will be due six months after the mining permits and property deeds are transferred.  Renling Coal is one of the six coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project (see Note 11).

On October 28, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Donggou Coal Mine Ltd. (“Donggou Coal”), pursuant to which Shanxi Coal will purchase from Donggou Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal will pay Donggou Coal an aggregate purchase price of RMB 77.5 million (approximately $11.59 million) in cash, of which RMB 9.13 million ($1.37 million) is for the tangible assets and RMB 68.37 million ($10.22 million) is for the mining right and compensation to Daqi Coal. The first installment of RMB 38.75 million (approximately $5.80 million) was paid on November 10, 2010.  A second installment in the amount of RMB 31 million (approximately $4.64 million) will be due within 30 days after the assets transfer is completed and the mining permits and property deeds are transferred. The remainder of the purchase price of RMB 7.75 million (approximately $1.15 million) will be due six months after the mining permits and property deeds are transferred.  Donggou Coal is one of the six coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project (see Note 11).

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheets as at September 30, 2010 and December 31, 2009 and the statements of operations and cash flows for the nine months ended September 30, 2010 and 2009.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)

	Note(s)	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$1,553	$1,576

Total current assets		1,553	1,576

INVESTMENTS IN SUBSIDIARIES		98,766	78,184

TOTAL ASSETS		$100,319	$79,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable		$55	$155
Accrued expenses		68	388
Derivative warrants	10	2,326	7,620

Total current liabilities		2,449	8,163

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 20,363,309 shares (2009: 15,828,863)		20	15
Paid-in capital		132,441	104,729
Accumulated deficit		(34,591)	(33,147)

Total stockholders’ equity		97,870	71,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$100,319	$79,760

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

		Nine months ended September 30,
	Note(s)	2010	2009

Revenue:

Share of earnings from investment in subsidiaries		$20,582	$7,527

Total revenue		20,582	7,527

General and administrative expenses		(1,379)	(754)

Income from operations		19,203	6,773

Derivative unrealized fair value loss	10(c), 14	(65)	(3,549)

Net income		$19,138	$3,224

No cash dividends were received from the subsidiaries for the nine months ended September 30, 2010 and 2009.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,138	$3,224
Adjustments to reconcile net loss to net cash used in operating activities
Share of earnings from investment in subsidiaries	(20,582)	(7,527)
Derivative unrealized fair value loss	65	3,549
Stock compensation	642	73
Changes in operating assets and liabilities:
Advance to subsidiary	(18,600)	564
Decrease in other payable	(100)	(102)
Decrease in accrued expenses	(246)	(156)
		-
Net cash used in operating activities	(19,683)	(375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	5,122	150
Issue of common shares	14,538	-

Net cash provided by financing activities	19,660	150

Net decrease in cash and cash equivalents	(23)	(225)
Cash and cash equivalents at beginning of period	1,576	196

Cash and cash equivalents/(bank overdrafts) at end of period	$1,553	$(29)

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Revenue. Net revenue was $90,002,000 for the three months ended September 30, 2010, compared to $56,106,000 for the three months ended September 30, 2009, an increase of $33,896,000, or 60%. The increase in revenue was primarily due to increased tonnage sales of cleaned coal and increased selling price.  The tonnage sales of cleaned coal increased approximately 153,000 metric tons (MT), or 31%, from approximately 498,000 MT for the three months ended September 30, 2009 to approximately 651,000 MT for the three months ended September 30, 2010. Approximately $17,442,000 of the total revenue increase in the three months ended September 30, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The selling price of cleaned coal increased approximately $24, or 21%, from approximately $114 per ton for the three months ended September 30, 2009 to approximately $138 per ton for the three months ended September 30, 2010.  Approximately $15,624,000 of the total revenue increase in the three months ended September 30, 2010 is attributable to the increase in selling price of cleaned coal.  The increase in tonnage sales and selling price were primarily due to increased orders of cleaned coal from customers for the three months ended September 30, 2010 as a result of continued recovery of steel industries.

Cost of Revenue. Cost of revenue was $80,395,000 for the three months ended September 30, 2010, compared to $50,731,000 for the three months ended September 30, 2009, an increase of $29,664,000, or 58%.  This was primarily due to increased tonnage sales of cleaned coal and increased raw coal unit cost.  Approximately $14,994,000 of the increase in the total cost of revenue in the three months ended September 30, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $21, or 21%, from approximately $98 per ton for the three months ended September 30, 2009 to approximately $119 per ton for the three months ended September 30, 2010.  Approximately $13,671,000 of the increase in the total cost of revenue in the three months ended September 30, 2010 is attributable to the increase in raw coal unit cost.

Gross Profit. Gross profit was $9,607,000 for the three months ended September 30, 2010, compared to $5,375,000 for the three months ended September 30, 2009, an increase of $4,232,000, or 79%. Gross profit margins for the three months ended September 30, 2010 and 2009 were 11% and 10%, respectively. Such increase in gross profit margins was primarily due to an increase in average selling price of cleaned coal, which slightly exceeded the increase in average raw coal unit cost across the three months ended September 30, 2010.

Selling Expenses. Selling expenses were $859,000 for the three months ended September 30, 2010, compared to $655,000 for the three months ended September 30, 2009. This represents an increase of $204,000, or 31%, which was primarily due to the increase in sales volume in the three months ended September 30, 2010.

General and Administrative Expenses. General and administrative expenses were $842,000 for the three months ended September 30, 2010, compared to $682,000 for the three months ended September 30, 2009. This represents an increase of $160,000, or 23%, which was primarily due to an increase in stock compensation expenses and professional fees.

Income from Operations. Income from operations was $7,906,000 for the three months ended September 30, 2010, compared to $4,038,000 for the three months ended September 30, 2009. The increase of $3,868,000, or 96%, was primarily the result of an increase in gross profit of $4,232,000, which was partially offset by an increase in operating expenses of $364,000.

Interest Expense. Interest expense was $645,000 for the three months ended September 30, 2010, compared to $127,000 for the three months ended September 30, 2009.  This represents an increase of $518,000, or 408%, primarily due to an increase in interest payments for the 6% loan from Mr. Ming Zhao.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss was $195,000 for the three months ended September 30, 2010 and $3,436,000 for the three months ended September 30, 2009, respectively, representing the change in fair value of the warrants.

Income Before Income Taxes. Income before income taxes was $7,134,000 for the three months ended September 30, 2010, compared to $491,000 for the three months ended September 30, 2009. The increase of $6,643,000, or 1,353%, was primarily the result of an increase in operating profit of $3,868,000, and a decrease in derivative unrealized fair value loss of $3,241,000, which were partially offset by an increase in interest expense of $518,000 in the three months ended September 30, 2010.

Income Taxes. Income taxes were $2,093,000 for the three months ended September 30, 2010, compared to $1,112,000 for the three months ended September 30, 2009, an increase of $981,000, or 88%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The increase was primarily the result of the increase in operating profit of Shanxi Coal from $4,398,000 in the three months ended September 30, 2009 to $8,394,000 in the three months ended September 30, 2010.

Net Income. Net income was $5,041,000 for the three months ended September 30, 2010, compared to net loss of $621,000 for the three months ended September 30, 2009, an increase of $5,662,000, or 912%, mainly due to an increase in operating profit of $3,868,000, and a decrease in derivative unrealized fair value loss of $3,241,000, which were partially offset by an increase in income taxes of $981,000, and an increase in interest expense of $518,000 in the three months ended September 30, 2010.

Inflation had no significant impact on the Company’s results of operations for the three months ended September 30, 2010 and 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Revenue. Net revenue was $234,292,000 for the nine months ended September 30, 2010, compared to $153,817,000 for the nine months ended September 30, 2009, an increase of $80,475,000, or 52%. The increase in revenue was primarily due to increased tonnage sales of cleaned coal and increased selling price.  The tonnage sales of cleaned coal increased approximately 361,000 MT, or 26%, from approximately 1,394,000 MT for the nine months ended September 30, 2009 to approximately 1,755,000 MT for the nine months ended September 30, 2010. Approximately $40,071,000 of the total revenue increase in the nine months ended September 30, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The selling price of cleaned coal increased approximately $22, or 20%, from approximately $111 per ton for the nine months ended September 30, 2009 to approximately $133 per ton for the nine months ended September 30, 2010.  Approximately $38,610,000 of the total revenue increase in the nine months ended September 30, 2010 is attributable to the increase in selling price of cleaned coal.  The increase in tonnage sales and selling price were primarily due to increased orders of cleaned coal from customers for the nine months ended September 30, 2010 as a result of continued recovery of steel industries.

Cost of Revenue. Cost of revenue was $202,338,000 for the nine months ended September 30, 2010, compared to $140,969,000 for the nine months ended September 30, 2009, an increase of $61,369,000, or 44%.  This was primarily due to increased tonnage sales of cleaned coal and increased raw coal unit cost.  Approximately $34,656,000 of the increase in the total cost of revenue in the nine months ended September 30, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $14, or 15%, from approximately $96 per ton for the nine months ended September 30, 2009 to approximately $110 per ton for the nine months ended September 30, 2010.  Approximately $24,570,000 of the increase in the total cost of revenue in the nine months ended September 30, 2010 is attributable to the increase in raw coal unit cost.

Gross Profit. Gross profit was $31,954,000 for the nine months ended September 30, 2010, compared to $12,848,000 for the nine months ended September 30, 2009, an increase of $19,106,000, or 149%. Gross profit margins for the nine months ended September 30, 2010 and 2009 were 14% and 8%, respectively. Such increase in gross profit margins was primarily due to an increase in average selling price of cleaned coal, which exceeded the increase in average raw coal unit cost across the nine months ended September 30, 2010.

Selling Expenses. Selling expenses were $2,347,000 for the nine months ended September 30, 2010, compared to $1,765,000 for the nine months ended September 30, 2009. This represents an increase of $582,000, or 33%, which was primarily due to the increase in sales volume in the nine months ended September 30, 2010.

General and Administrative Expenses. General and administrative expenses were $2,204,000 for the nine months ended September 30, 2010, compared to $1,427,000 for the nine months ended September 30, 2009. This represents an increase of $777,000, or 54%, which was primarily due to an increase in stock compensation expenses and professional fees.

Income from Operations. Income from operations was $27,403,000 for the nine months ended September 30, 2010, compared to $9,656,000 for the nine months ended September 30, 2009. The increase of $17,747,000, or 184%, was primarily the result of an increase in gross profit of $19,106,000, which was partially offset by an increase in operating expenses of $1,359,000.

Interest Expense. Interest expense was $1,194,000 for the nine months ended September 30, 2010, compared to $396,000 for the nine months ended September 30, 2009.  This represents an increase of $798,000, or 202%, primarily due to an increase in interest payments for the 6% loan from Mr. Ming Zhao.

Derivative Unrealized Fair Value Loss. Derivative unrealized fair value loss was $65,000 for the nine months ended September 30, 2010 and $3,549,000 for the nine months ended September 30, 2009, respectively, representing the change in fair value of the warrants.

Income Before Income Taxes. Income before income taxes was $26,295,000 for the nine months ended September 30, 2010, compared to $5,783,000 for the nine months ended September 30, 2009. The increase of $20,512,000, or 355%, was primarily the result of an increase in operating profit of $17,747,000, and a decrease in derivative unrealized fair value loss of $3,484,000, which were partially offset by an increase in interest expense of $798,000 in the nine months ended September 30, 2010.

Income Taxes. Income taxes were $7,157,000 for the nine months ended September 30, 2010, compared to $2,559,000 for the nine months ended September 30, 2009, an increase of $4,598,000, or 180%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The increase was primarily the result of the increase in operating profit of Shanxi Coal from $10,087,000 in the nine months ended September 30, 2009 to $28,596,000 in the nine months ended September 30, 2010.

Net Income. Net income was $19,138,000 for the nine months ended September 30, 2010, compared to $3,224,000 for the nine months ended September 30, 2009, an increase of $15,914,000, or 494%, mainly due to an increase in operating profit of $17,747,000, and a decrease in derivative unrealized fair value loss of $3,484,000, which were partially offset by an increase in income taxes of $4,598,000, and an increase in interest expense of $798,000 in the nine months ended September 30, 2010.

Inflation had no significant impact on the Company’s results of operations for the nine months ended September 30, 2010 and 2009.

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

 In response to record high steel prices driven by the demand in the infrastructure construction sector in China, the steel industry has begun increasing production levels.  We experienced improvement in tonnage sales and selling price in 2010 as compared to 2009 levels as steel inventories decline and our customers increase order volumes.  We anticipate such year over year demand increase will continue in the last quarter of 2010.

We expect that such demand should provide significant opportunities for suppliers of cleaned coking coal like Puda Coal.  As a result, the management believes the outlook for its coal washing operations is attractive, as the Company has maintained a stable and increasing customer base and supply tunnels.

It should be noted, however, that the financial markets have recently experienced unprecedented volatility, stress, illiquidity and disruption around the world and may continue to experience difficulties. Many of our customers and suppliers may encounter much uncertainty and risk due to the weakened business environment and credit availability. As a result, these customers and suppliers may be unable to satisfy their contract obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance.  For further discussion see “Risk Factors”.

The Company is currently operating at approximately 65% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand. In addition, the Company has taken steps to execute its strategy of entering the coal mining business to increase profitability.  On May 14, 2009, Shanxi Coal entered into an agreement to purchase 18% ownership in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million ($14,947,000).   The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid.

On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of eight coal mines in Pinglu County. Shanxi Coal has the government’s permission to acquire and consolidate the eight coal mines into five, which could increase their total annual capacity from approximately 1.6 million to 3.6 million metric tons.

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Pinglu County Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”), pursuant to which Shanxi Coal purchased from Da Wa Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal agreed to pay Da Wa Coal an aggregate purchase price of RMB 190 million ($28,095,000) in cash, of which RMB 46.6 million ($6.9 million) was for the tangible assets and RMB 143.4 million ($21.1 million) was for the mining right. Management estimates that the total proven and probable reserve of Da Wa Coal is approximately 10.8 million metric tons by reference to the geological report dated August 2007. The report was prepared by a geological firm hired by the seller.  We have hired an independent geological firm to prepare an updated report which is now in progress.  As of September 30, 2010, Shanxi Coal has paid RMB 152 million ($22,415,000). Shanxi Coal will pay the remainder of the purchase price, RMB 38 million ($5,680,000) upon the one year anniversary of completion of the transfer.  Shanxi Coal’s obligation for payment is guaranteed by Mr. Ming Zhao.

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Pinglu County Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”), pursuant to which Shanxi Coal purchased from Guanyao Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal agreed to pay Guanyao Coal an aggregate purchase price of RMB 94.80 million ($14,017,000) in cash, of which RMB 37.6 million ($5.6 million) was for the tangible assets and RMB 57.2 million ($8.4 million) was for the mining right.  Management estimates that the total proven and probable reserve of Guanyao Coal is approximately 7.4 million metric tons by reference to the geological report dated March 2007.  The report was prepared by a geological firm hired by the seller.  We have hired an independent geological firm to prepare an updated report which is now in progress.  As of September 30, 2010, Shanxi Coal has paid RMB 75.84 million ($11,183,000).  Shanxi Coal will pay the remainder of the purchase price, RMB 18.96 million ($2,834,000) upon the one year anniversary of completion of the transfer. Shanxi Coal’s obligation for payment is guaranteed by Mr. Ming Zhao.

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

We plan to inject the mining assets of Da Wa Coal and Guanyao Coal into two new companies, Shanxi Pinglu Dajinhe Coal Co., Ltd. and Shanxi Pinglu Dajinhe Wujin Coal Co., Ltd, respectively, which will be wholly-owned subsidiaries of Shanxi Coal upon the completion of the reconstruction of the mines.  Shanxi Coal was given transitional mining permits, which will expire in November 2011.  After the establishment of the two new companies, Shanxi Coal will need to obtain renewals for the mining permits and property deeds for the mining facilities.

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

In order to satisfy the capital injection, Putai entered into a loan agreement with Mr. Ming Zhao on May 7, 2010.  Under the agreement, Mr. Zhao agrees to provide Putai with an unsecured loan in an aggregate principal amount of RMB240 million ($35,872,000).  The loan has a maturity date of November 6, 2011 and bears an interest at a rate of 6% per annum, which is payable on a quarterly basis, subject to certain adjustments to be agreed upon by the parties if such adjustments are necessary in light of the official interest rate of the PRC, as specified in the agreement.   If Putai does not pay off the principal and interest of the loan on time in accordance with the agreement, Mr. Ming Zhao may require Putai to pay off the loan immediately and charge an additional 5% interest on the amount of loan that is not paid off on time.  In addition, if the interest rate under the agreement is adjusted according to the agreement and Putai fails to pay interest at the adjusted rate, Mr. Ming Zhao may require Putai to pay off the loan immediately.

On August 1, 2010, Shanxi Coal entered into an Investment Cooperation Agreement  with Mr. Ming Zhao and Jianping Gao, an individual unrelated to the Company (“Mr. Gao”).  Pursuant to the Investment Cooperation Agreement, the parties will purchase, consolidate and co-develop the six coal mines in Pinglu County, Shanxi Province (“Phase II of the Pinglu Project”).  Under the Investment Cooperation Agreement, Shanxi Coal, Mr. Zhao and Mr. Gao will contribute 40%, 30% and 30%, respectively, of the total investment needed for Phase II of the Pinglu Project.  Shanxi Coal will be the project manager.  In addition, each of Mr. Zhao and Mr. Gao has agreed to transfer 5.5% of his respective voting rights in the project companies, which will hold the coal mines after they are acquired, to Shanxi Coal to enable Shanxi Coal to exercise full operating and management control of the project companies.  The parties will share the profits and bear the risks and losses in connection with Phase II of the Pinglu Project, in each case based upon the percentages of their equity ownership and limited by the amount of investment contributed by each party.  Shanxi Coal will be responsible for the other parties’ losses caused by Shanxi Coal’s fraud, gross negligence or breach of material terms of the Investment Cooperation Agreement.  The parties further agree that, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment.

On October 20, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Samenzhen Xuhutuo Coal Mine Ltd. (“Xuhutuo Coal”), pursuant to which Shanxi Coal will purchase from Xuhutuo Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Xuhutuo Coal an aggregate purchase price of RMB 125 million (approximately $18.77 million) in cash, of which RMB 20.66 million ($3.10 million) is for the tangible assets and RMB 104.34 million ($15.67 million) is for the mining right and compensation to Xuhutuo Coal. The first installment of RMB 62.5 million (approximately $9.39 million) was paid on November 10, 2010.  A second installment in the amount of RMB 50 million (approximately $7.51 million) will be due within 30 days after the assets transfer is completed and the mining permits and property deeds are transferred. The remainder of the purchase price of RMB 12.5 million (approximately $1.87 million) will be due six months after mining permits and property deeds are transferred. Xuhutuo Coal is one of the six coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project.

On October 20, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Daqi Coal Mine Ltd. (“Daqi Coal”), pursuant to which Shanxi Coal will purchase from Daqi Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Daqi Coal an aggregate purchase price of RMB 66.2 million (approximately $9.94 million) in cash, of which RMB 8.35 million ($1.25 million) is for the tangible assets and RMB 57.85 million ($8.69 million) is for the mining right and compensation to Daqi Coal. The first installment of RMB 33.1 million (approximately $4.97 million) was paid on November 10, 2010.  A second installment in the amount of RMB 26.48 million (approximately $3.97 million) will be due within 30 days after the assets transfer is completed and the mining permits and property deeds are transferred. The remainder of the purchase price of RMB 6.62 million (approximately $1 million) will be due six months after the mining permits and property deeds are transferred.  Daqi Coal is one of the six coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project.

On October 28, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Renling Coal Mine Ltd. (“Renling Coal”), pursuant to which Shanxi Coal will purchase from Renling Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Renling Coal an aggregate purchase price of RMB 205 million (approximately $30.65 million) in cash, of which RMB 38.83 million ($5.80 million) is for the tangible assets and RMB 166.17 million ($24.85 million) is for the mining right and compensation to Xuhutuo Coal. The first installment of RMB 102.5 million (approximately $15.33 million) was paid on November 10, 2010.  A second installment in the amount of RMB 82 million (approximately $12.26 million) will be due within 30 days the assets transfer is completed and the mining permits and property deeds are transferred. The remainder of the purchase price of RMB 20.5 million (approximately $3.06 million) will be due six months after the mining permits and property deeds are transferred.  Renling Coal is one of the six coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project.

On October 28, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Donggou Coal Mine Ltd. (“Donggou Coal”), pursuant to which Shanxi Coal will purchase from Donggou Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province of China.  As consideration, Shanxi Coal will pay Donggou Coal an aggregate purchase price of RMB 77.5 million (approximately $11.59 million) in cash, of which RMB 9.13 million ($1.37 million) is for the tangible assets and RMB 68.37 million ($10.22 million) is for the mining right and compensation to Daqi Coal. The first installment of RMB 38.75 million (approximately $5.80 million) was paid on November 10, 2010.  A second installment in the amount of RMB 31 million (approximately $4.64 million) will be due within 30 days after the assets transfer is completed and the mining permits and property deeds are transferred. The remainder of the purchase price of RMB 7.75 million (approximately $1.15 million) will be due six months after the mining permits and property deeds are transferred.  Donggou Coal is one of the six coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $25,664,000 for the nine months ended September 30, 2010, compared to net cash used in operating activities of $11,375,000 for the nine months ended September 30, 2009, an increase of $37,039,000. This increase was primarily due to an increase in net income and a decrease in working capital needs resulting from decreased accounts receivable and decreased inventory.

Net cash used in investing activities of $27,858,000 for the nine months ended September 30, 2010 was for the purchase of Da Wa Coal and Guanyao Coal.  Net cash used in investing activities of $8,782,000 for the nine months ended September 30, 2009 was for the 18% equity purchase of Jianhe Coal.

Net cash provided by financing activities of $61,117,000 for the nine months ended September 30, 2010 includes the $35,391,000 loan from Mr. Ming Zhao, $14,538,000 from the sale of 3,284,000 shares of common stock, $7,041,000 increase of registered capital of Shanxi Coal, and $5,122,000 from the exercise of warrants, which were offset by $975,000 for the repayment of the long-term debt to Resources Group. Net cash used in financing activities of $825,000 for the nine months ended September 30, 2009 includes $975,000 for the repayment of long-term debt to Resources Group, which was offset by $150,000 from the exercise of warrants.

Our principal on-going capital requirements are to finance our coal washing operations, to fund the repayment of the loans to Mr. Ming Zhao and Resources Group, with the combined outstanding loan balance of $42,697,000 as of September 30, 2010, and to pay for the acquisition of coal mines and coal mining assets.

Warrants were issued in the November 2005 Private Placement.  As of September 30, 2010, the outstanding number of warrants was 615,724 which are exercisable at $4.20 per share into  615,724 shares of our common stock, or an aggregate of $2,586,000. We believe that the likelihood of these warrants being exercised increases as our stock price increases and decreases as our stock price decreases, with a corresponding effect on the likelihood of our realizing proceeds from their exercise.

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

On February 18, 2010, we completed the offering and sale of 3,284,000 shares (including 428,348 overallotment shares to underwriters), for net proceeds of approximately $14.5 million.  In May 2010, our wholly-owned subsidiary, Putai, received a loan in the aggregate principal amount of RMB 240 million ($35.4 million) from Mr. Ming Zhao, which Putai used to increase the registered paid-in capital of Shanxi Coal, its 90% subsidiary, to the level that is required for coal mine consolidators by the Shanxi government.  Our cash balance was $80 million as of September 30, 2010.  We believe that our cash at hand will be adequate to satisfy our anticipated cash requirements for our coal cleaning business, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs in the next twelve months.  Cash requirements for developing our coal mining strategy and long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it.  Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of September 30, 2010.

(In thousand dollars)

Obligations	Total Ending Balance	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$42,697	$1,300	$38,472	$2,600	$325
Operating Lease Obligations	520	160	360	-	-
Purchase Obligations	8,514	8,514	-	-	-

Total	$51,731	$9,974	$38,832	$2,600	$325

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency.  Approximately 100% of our revenues and 99% of our costs and expenses for the nine months ended September 30, 2010 are denominated in RMB, with the balance denominated in U.S. dollars.  Approximately 99% of our assets were denominated in RMB as of September 30, 2010.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at the historical exchange rate and their income and expense items are translated using the average rate for the period.  Any resulting exchange differences are recorded in accumulated other comprehensive income or loss.  We have not reduced our exposure to exchange rate fluctuations by using hedging transactions.  While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline.  We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.  See Part I Item 1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Risk Factors.”  During the nine months ended September 30, 2010, the foreign currency translation adjustment to our comprehensive income was a $2.6 million gain, primarily as a result of the RMB appreciation against the U.S. dollar in the period.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would increase (decrease) our net income for the nine months ended September 30, 2010 by approximately $0.2 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2010. As of September 30, 2010, our accumulated other comprehensive income was $12.7 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for. In China, the purchase price of raw coal fluctuates up and down.  The average purchase price of our raw coal increased from about RMB 483 per MT in the nine months ended September 30, 2009 to about RMB 558 per MT in the nine months ended September 30, 2010. Top quality raw coking coal is critical for us to maintain our operating efficiencies and to deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is limited in supply, its price tends to be volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $9.6 million for the nine months ended September 30, 2010. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At September 30, 2010, we had a credit risk exposure of cash at bank of approximately $80 million. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not reasonably expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We believe that our customers have a good payment history and our accounts are current, and we currently do not have significant bad debt provision.

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

In connection with the preparation of this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, an evaluation was performed by our management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.  Please refer to our Annual Report on Form 10-K for fiscal year 2009 and subsequent quarterly reports on Form 10-Q for additional information concerning these and other uncertainties that could negatively impact us.  The risks described in our Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1
Mining Right and Mining Assets Transfer Agreement with Pinglu County Samenzhen Xuhutuo Coal Mine Ltd., incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on October 25, 2010.

10.2	Mining Right and Mining Assets Transfer Agreement with Pinglu County Daqi Coal Mine Ltd., incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on October 25, 2010.

10.3	Mining Right and Mining Assets Transfer Agreement with Pinglu County Donggou Coal Mine, incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on November 3, 2010.

10.4	Mining Right and Mining Assets Transfer Agreement with Shanxi Pinglu Renling Coal Industry Ltd., incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on November 3, 2010.

31.1*	Certification of Mr. Liping Zhu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ms. Qiong Wu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDA COAL, INC.

	By:	/s/ Liping Zhu
Liping Zhu
President and Chief Executive Officer

Date: November 15, 2010