Form 10-K
period 2010-12-31
Puda Coal, Inc.
filed 2011-03-16
CIK 1162747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“EXCHANGE ACT”)

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $78,451,634.  Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act.

The total number of shares of common stock of the registrant that were outstanding on the latest practicable date, March 7, 2011 was 30,022,856 shares.

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

Operational Risks

•	our successful execution of our strategy of growth through coal mine acquisitions

•	our ability to start a new business and successfully carry out mining operations

•	downturns in the economy that may reduce demand for our product

•	our principal stockholders’ significant control over the Company and potential conflicts of interest with the Company

•	our dependence on distributions from our subsidiaries to meet our financial obligations

•	fluctuations in raw material prices, which we may not be able to pass on cost increases to customers

•	the continuing performance and renewal of Shanxi Coal’s coal sales agreements

•	increases in transportation costs

•	our ability to meet quality specifications required by our customers

•	increased competition that could reduce our sales, earnings and profitability

•	our dependence on key persons, the loss of any of whom could adversely affect our operations

•	our ability to pay off the obligations secured by the lien held by a company controlled by the Zhaos to which our assets are subject

•	Lack of registered patents or other intellectual property

•	Downturn and uncertainty in current credit and financial market conditions

•	Disruption of business by terrorist attacks or military conflicts

Risks Related to Doing Business in China

•	the evolving state of the Chinese economy, political, legislative and regulatory systems, including any changes in the interpretations of existing laws and the enactment of new laws

•	unanticipated costs because of the unpredictability of the Chinese legal system

•	our ability to remain in compliance with all applicable regulations

•	the ability of our shareholders to commence a legal action against our Company as we have minimal assets in the United States and against our directors and officers who are located in China

•	our ability to obtain operating capital, move funds out of China and pay dividends in light of China’s currency restrictions

•	Currency fluctuations from our Chinese operations and fluctuations in the exchange rate

•	the possibility that information about our operations are not readily available from independent third-party sources because our operations are all in China

•	regulatory and physical risks posed by climate changes

Risks Associated with Our Common Stock

•	the volatility and fluctuation in our stock price

•	the downward impact on our stock price decrease if a substantial number of shares are sold under Rule 144

•	our principal stockholders’ ability to exert significant control in matters requiring stockholder vote and to delay, deter or prevent a change in control of our Company

•	the dilution of your ownership in the Company and the decrease of the value of your investment as a result of additional equity issuance

•	our intention not to pay dividends in the foreseeable future

•	our ability to satisfy regulatory requirements relating to our internal controls over financial reporting

PART I

Item 1. Business

Overview

We are a supplier of premium high grade cleaned coking coal used to produce coke for steel manufacturing in the People’s Republic of China (the “PRC” or “China”). We have also been appointed by government as a designated acquirer and consolidator of two coal mine consolidation projects, "Pinglu Project" and "Jianhe Project". Our headquarters is located in Taiyuan, Shanxi Province, China.

Coal Washing Business:

Our processed coking coal is primarily purchased by coke and steel producers for the purpose of making the coke required for the steel manufacturing process. Our operations are conducted exclusively by an entity in China, Shanxi Puda Coal Group Co., Ltd (“Shanxi Coal”), which we control through 90% indirect equity ownership.

We clean raw coking coal sourced from third-party coal mines primarily located in the central area of Shanxi Province, and market the cleaned, high quality coking coal to coke and steel makers in our geographic market. Our current primary geographic markets include Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, China.

The central area of Shanxi Province, where our three coal washing plants are located, is known for its high quality coking coal reserves.  We are strategically located in proximity to some of the highest quality coking coal reserves suitable for steel making. Our three coal washing plants are all located within approximately 150 miles of our headquarters in Taiyuan City.   Shanxi Liulin Jucai Plant, located in Liulin County has an annual cleaning capacity of 1.1 million metric tons (“MT”); Shanxi Zhongyang Ruixu Plant, located in Zhongyang County, has an annual clean coal washing capacity of 1.2 million MT; Linshi Dongqiang Plant, located in Linshi County, has an annual coal washing capacity of 1.2 million MT. In 2010, we produced about 2.35 million MT of cleaned coal, which is 67% of our annual production capacity of 3.5 million MT.

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

Coal Mining Business:

To diversify our source of revenue and increase our gross margin, in 2009, we modified our business strategy to enter into the upstream coal mining business, which can be operated separately from or synergistically with, our coal washing business.

In order to improve production efficiency, workplace safety and to reduce coal mine accidents, the Shanxi provincial government issued a policy in 2009 requiring mergers and consolidations of smaller coal mining companies in Shanxi Province.  Pursuant to the government policy, the government awarded certain selected larger coal production enterprises the opportunity to acquire, consolidate and restructure smaller coal mines through mergers, acquisitions and asset or share transfers.

On May 14, 2009, Shanxi Coal entered into an Agreement of Shares Transfer with two unrelated individuals to purchase their 18% ownership in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of RMB 100 million (approximately $15.2 million).  The transaction was closed on December 3, 2009.  According to the agreement, Shanxi Coal will be paid dividends semiannually based on its 18% ownership in Jianhe Coal and aggregate dividend to be declared will be no less than 80% of the net profits of Jianhe Coal.  In addition, Shanxi Coal has first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.

On September 28, 2009, Shanxi Coal was appointed by the Shanxi provincial government as a consolidator of nine thermal coal mines located in Pinglu County of southern Shanxi Province (the “Pinglu Project”).  Pursuant to the government approval, Shanxi Coal will consolidate the nine thermal coal mines into five larger coal mining operations representing total recoverable reserves of 16.4 million MT, based on government records, which were filed by the original owners of the mines.  The government has approved an increase in post-consolidation annual production at Pinglu from 1.56 million MT to 3.6 million MT.

Leveraging on the advantages as the sole corporate shareholder of Jianhe Coal and the appointed consolidator of Pinglu Project, Shanxi Coal applied and received provincial government approval in early 2010 to consolidate four metallurgical coal mines, of which the largest one is Jianhe Coal, into one large metallurgical mining operation with total recoverable reserves of approximately 23.7 million MT, based on government records, which were filed by the original owners of the mines (the “Jianhe Project”). The provincial government has further approved an increase in post-consolidation annual production at Jianhe from 720,000 MT to 900,000 MT.

Pursuant to government approval for Pinglu Project, Shanxi Coal will establish five project coal companies to hold and consolidate the mining assets of the nine target coal mines. For Jianhe Project, Shanxi Coal will establish one project coal company to hold the mining assets of the four target coal mines.

The coal mine consolidation process is administered by Shanxi provincial government and has four stages.

•	Stage I - acquisition of coal mine assets and mining rights of target coal mines.

•
Stage II - preconstruction design of the acquired mines, during which the government reviews and approves all comprehensive pre-construction design reports on geology, construction plans, safety and environmental protection plans prepared by Shanxi Coal for each project coal mine, and issues a coal mine upgrade construction permit upon its approval of such plans.

•	Stage III - construction and upgrade of the target coal mines.
•	Stage IV - government inspection of the construction quality, environmental and safety practices at the improved coal mines and the issuance of operating licenses.

As of the reporting date, we have closed the mining assets purchase of the nine target coal mines of the Pinglu Project. Other than the 18% equity ownership in Jianhe Coal, no definitive agreement was signed on the Jianhe Project.

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

On July 15, 2005, through a reverse merger, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”), an International Business Company organized in the British Virgin Islands with registered capital of $50,000, and BVI became a wholly-owned subsidiary of the Company. In exchange, Puda issued to the BVI Members (Mr. Ming Zhao, Mr. Yao Zhao and Worldwide Gateway Co. Ltd.)  1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, of the Company, which were convertible into 678,500,000 shares of Puda’s common stock. The purchase agreement provided that the preferred shares would immediately and automatically be converted into shares of Puda’s common stock (the “Mandatory Conversion”), following an increase in the number of authorized shares of Puda’s common stock from 100,000,000 to 150,000,000, and a 1-for-10 reverse stock split of Puda’s outstanding common stock (the “Reverse Split”).

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

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the PRC. Putai was incorporated on November 5, 2004 with an initial registered capital of $20,000, which was increased to $129,800,000 by January 11, 2011, of which $127,120,000 was paid up. Putai did not have any operating activities from November 5, 2004 (inception) until June 24, 2005 when it entered into certain Operating Agreements with Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.) (“Shanxi Coal”), a company with limited liability established under the laws of the PRC. The Operating Agreements provided Putai control over Shanxi Coal, and the risks and rewards associated with equity ownership.

Shanxi Coal was established on June 7, 1995. Shanxi Coal mainly processes and washes raw coal and sells from its plants in Shanxi Province, high-quality, low sulfur refined coal for industrial clients mainly in Central and Northern China. Since 2009 Shanxi Coal has been government appointed coal mine consolidator to operate in the coal mining business. Shanxi Coal has a registered capital of RMB22,500,000 ($2,717,000) which was increased to RMB 500 million ($73,129,000) in May 2010 as a result of the new guidelines enacted by the Shanxi provincial government that require the registered paid-in capital of coal mine consolidators to be at least RMB 200 million.

Prior to our finalizing acquisition of 90% of the capital stock of Shanxi Coal on November 8, 2007, the owners of Shanxi Coal were Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%). Mr. Ming Zhao is the chairman and was the chief executive officer of Puda until his resignation on June 25, 2008. Mr. Yao Zhao was the chief operating officer of Puda until his resignation on November 20, 2006. Mr. Ming Zhao and Mr. Yao Zhao are brothers.

On September 13, 2007, pursuant to an Exclusive Option Agreement between Putai and Shanxi Coal, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000). Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Mr. Ming Zhao and Mr. Yao Zhao, respectively. The acquisition price of $2,692,000 was fully paid as of December 31, 2008.  After the acquisition, Putai became a 90% owner of Shanxi Coal, and Mr. Ming Zhao and Mr. Yao Zhao owned 8% and 2%, respectively.  The Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Mr. Ming Zhao and Mr. Yao Zhao, were terminated.  In May 2010, Mr. Yao Zhao transferred his 2% ownership to Mr. Ming Zhao. Mr. Ming Zhao has assigned to Putai his 10% share of operating results (profit and loss) and dividend rights of Shanxi Coal from January 1, 2010, and has granted Putai the right to vote his 10% interest.

As of December 31, 2010, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the Group companies are as follows:

•	Puda Coal, Inc.: Mr. Ming Zhao (approximately 25%); Mr. Yao Zhao (approximately 6%) held directly.

•	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 25%); Mr. Yao Zhao (approximately 6%) held indirectly through Puda.

•	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 25%); Mr. Yao Zhao (approximately 6%) held indirectly through Puda and BVI.

•
Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (10%) held directly, Mr. Ming Zhao (approximately 23%) held indirectly through Puda, BVI and Putai.  Mr. Yao Zhao (approximately 5%) held indirectly through Puda, BVI and Putai.

Effective on July 30, 2009 (the “Effective Date”), the Company completed a reincorporation from a Florida corporation to a Delaware corporation.  Each issued and outstanding share of common stock, par value $0.001 per share, of the Florida-incorporated Company was automatically converted into 0.142857 issued and outstanding shares of common stock, par value $0.001 per share, of the Delaware-incorporated Company (the “7-to-1 Share Conversion”).  No fractional shares were or will be issued in connection with the conversion; instead, the Company rounded up any fractional share to the nearest whole number. Any common shares exercised from the warrants or stock options which were issued before the Effective Date were also subject to the conversion ratio of 7 to 1. The total number of authorized shares of common stock and preferred stock did not change as a result of the conversion.

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

As of December 31, 2010, our organizational structure is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Ming Zhao (10%)
| 100%		|
Shanxi Putai Resources Limited "Putai"	90% —>	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

Our Business

Coal Washing

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

To produce consistent quality clean coking coal meeting steel makers specifications (less than 9.5% external ash content and 0.6% maximum sulfur content), we mix about 55% to 60% of high quality raw coking coal by weight with 40% to 45% lower quality raw coking coal by weight. Although the supply of high quality raw coking coal is limited even in Shanxi Province, we currently have direct access to an adequate supply of the high quality raw coking coal through several nearby coking coal mines while the lower quality raw coking coal is available in greater supply and is less difficult to source.

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

 Coal Washing Industry in China

Coal plays a fundamental role in the global economy. China is both one of the largest consumers and producers of coal in the world. Based on China’s official statistics, in 2010, the raw coal production was 3.20 billion MT, an 8 % increase over 2009, when the raw coal production was 2.96 billion MT.  Coal, in its raw or processed forms, is mainly used in four major industries:  coal fired power plants, steel manufacturing, metallurgy of non-ferrous metals and cement production.

Steel production is highly dependent on high quality coking coal feedstock. Based on the statistics of International Iron and Steel Institute, China was the largest steel producer in the world, who produced about 626 million MT and 567 million MT of raw steel in 2010 and 2009 respectively, representing 44% and 46% of the world’s total steel production in 2010 and 2009. Large Chinese steel industry led China's coking coal industry, which stimulates the cleaned coal industry.

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

Coal Washing Operations of the Company

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

We have three coal washing plants, one of which is located in the central area of Shanxi Province. In 2010, we produced about 2.35 million MT of clean coal, which is 67% of the total 3.5 million MT of our annual production capacity. The details about the three plants are as follows:

•
Shanxi Liulin Jucai Plant - located in Liulin County about 2 miles away from Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a coal mine which supplies raw coal to Shanxi Coal, has an annual cleaning capacity of 1.1 million MT. Shanxi Coal purchased this facility from Resources Group, a related party, at cost of approximately $5,800,000, of which $900,000 is for the 50-year land use rights, $1,000,000 is for the plant and $3,900,000 is for the equipment. Shanxi Coal purchased the plant under a financial lease agreement with Resources Group. The financial lease loan of $5,800,000 due to Resources Group is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly.

•
Shanxi Zhongyang Ruixu Plant - located in Zhongyang County, started production in April of 2006. It has an annual clean coal washing capacity of 1.2 million MT. This plant plus land-use right was acquired by Shanxi Coal from Resources Group at a price of $7,200,000. Shanxi Coal purchased the plant under a financial lease agreement with Resources Group. The financial lease loan of $7,200,000 due to Resources Group is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly.

•
Linshi Dongqiang Plant - This facility, which is located in Linshi County, has an annual coal washing capacity of 1.2 million MT. We purchased this facility through an asset exchange with Linshi Jinliao Coal & Chemical Co. on June 22, 2007.

Shanxi Coal, our operating company, has over 10 years of experience in sourcing and mixing different quality of raw coals. Since 1995, Shanxi Coal has been in the business of processing different quality raw coals, and we believe that long-term experience should allow us to produce the optimum raw coking coal mix which typically results in lower effective cost per MT of raw coking coal blended input. An optimum raw coal blended input also is a primary determinate in achieving high processing yield.

As substantially all of our business operations are conducted in China, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China, currency fluctuations and other risks relating to doing business in China. For a detailed description of these risks, see risk factors sections under the sub-heading “Risks Relating to Doing Business in China,” starting from page 20.

We are supplied with raw coking coal by 16 coal mines, of which 14 mines are located in Liuling County in Shanxi Province. The high-quality raw coking coal we need to source and process to meet the quality level required by steel makers is more difficult to access in China than medium and low quality raw coal, which is a commodity and more readily available.

By the end of fiscal year 2010, we had 16 suppliers, with no suppliers who supplied more than 10% of our total raw coal purchase for year 2010.  By the end of fiscal year 2009, we had 18 suppliers, with no suppliers who supplied more than 10% of our total raw coal purchase for year 2009.  In the years ended December 31, 2010 and 2009, Shanxi Coal purchased raw coal from Jucai Coal, which is 75% owned by  the brother of our Chairman, in the amounts of $26,670,000 and $15,055,000, respectively.

Most of our current customers are China coke producers (who then sell their coke to major steel makers) and steel mills that have their own coking facilities. In 2009, we sold 1,928,888 MT of cleaned coking coal to 19 different customers.  In 2010, we sold 2,400,236 MT of cleaned coking coal to 19 different customers. This represents an increase of 24% from 2009, due primarily to the continued recovery of the steel industry.

In 2010 and 2009, no customer accounted for more than 10% of our annual sales. With highway and railway access to Shanxi Province, Inner Mongolia Antonomous Region, Hebei Province, Beijing and Tianjin, we can readily service the growing demand for steel production among our long-standing coke producing and steel mill customers. Our current primary geographic markets include Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin.

Coal Mining Industry In China

China is the largest producer and consumer of coal in the world, and many of China’s large coal reserves have yet to be developed. China had coal production of 3,200 million tons in 2010, 45 % of the world total. The world's major producers are China, the USA, India, Australia, Russia, Indonesia and South Africa.

Strong Electricity Demand - China is one of the world’s largest consumers of coal and approximately 80% of China’s electrical power is generated by coal-fired plants. According to the estimates of Energy Information Administration, to keep up with electricity demand, an additional 600 GW (net of retirements) will be required to be brought online in China by 2030.

China’s coal sector restructuring - Northern China, especially Shanxi Province, contains most of China's easily accessible coal and virtually all of the large state-owned mines. In February 2006, the National Development and Reform Commission (NDRC) announced a plan to restructure China’s coal sector and reduce fragmentation in the industry. Their goal is to establish five to six giant conglomerates in China’s main coal-producing provinces and to close down all small coal mines by 2015.

Shanxi’s coal industry has traditionally included numerous small and financially weak companies - a business environment that contributed to unsafe working conditions, inefficient use of capital and serious environmental damage. In order to improve production efficiency and capacity, and workplace safety, the Shanxi provincial government put in place a coal mine consolidation program in 2009, which shut down all the small coal mines in the province  and appointed larger coal enterprises to  consolidate and restructure smaller coal mines through mergers, acquisitions and asset or share transfers.

Coal Mine Consolidation by the Company

Pinglu Project

In September 2009, the Shanxi provincial government approved Shanxi Coal to be an acquirer and consolidator of nine coal mines in Yucheng City, Pinglu County.  Shanxi Coal was required to consolidate nine coal mines into five after completion of the acquisitions, increasing their expected aggregate annual capacity from approximately 1.6 million MT to 3.6 million MT. The coal mines under the Pinglu Project have aggregated reserves of approximately 163.9 million MT, based on government records, which were filed by the original owners of the mines. The Company is developing the Pinglu Project in two phases: Phase I includes the acquisitions and consolidation of two coal mines; Phase II includes the acquisitions and consolidation of seven other coal mines.

Phase I

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”), pursuant to which Shanxi Coal purchased from Da Wa Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal agreed to pay Da Wa Coal an aggregate purchase price of RMB 190 million ($28.8 million) in cash, of which RMB 46.6 million ($7.1 million) was for the tangible assets and RMB 143.4 million ($21.7 million) was for the mining right. As of December 31, 2010, Shanxi Coal has paid RMB 152 million ($23.0 million) and the remainder of the purchase price, RMB 38 million ($5.8 million) will be due upon the one year anniversary of completion of the transfer.  A new project company named Shanxi Pinglu Dajinhe Coal Co., Ltd. (“Dajinhe Coal”) will hold the assets and mining right of Da Wa Coal.

On December 9, 2010, Shanxi Yuncheng Municipal Coal Mine Industry Bureau approved all comprehensive reports prepared on Dajinhe Coal's geology, preliminary construction design, and safety and environmental impact. Construction of the production expansion of Dajinhe Coal was also approved to begin on January 1, 2011.  On March 10, 2011, Shanxi Coal received transitional business license for Dajinhe Coal.  With the transitional business license, which is valid until November 17, 2011, Shanxi Coal will be able to sell thermal coal produced during the construction and expansion period to its customers at prevailing market prices.  The annual production capacity is expected to expand from 300,000 MT before the construction to 600,000 MT after the construction and production expansion. Dajinhe Coal's existing coal mine is in good condition, which reduces the complexity of construction and production expansion. The Company estimates the expansion will be completed within a period of eight to twelve months. Since the improvements are based on the existing coal mine, which had good operating record prior to the government mandatory shut down under Shanxi Province's coal mine consolidation program, coal will be produced during the construction period.  The Company estimates that Dajinhe Coal will produce approximately 150,000 to 290,000 MT of thermal coal during the estimated 8 to 12 months construction period.

On June 25, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 11, 2009 with Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”), pursuant to which Shanxi Coal purchased from Guanyao Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal agreed to pay Guanyao Coal an aggregate purchase price of RMB 94.80 million ($14.4 million) in cash, of which RMB 37.6 million ($5.7 million) was for the tangible assets and RMB 57.2 million ($8.7 million) was for the mining right. As of December 31, 2010, Shanxi Coal has paid RMB 75.84 million ($11.5 million) and the remainder of the purchase price, RMB 18.96 million ($2.9 million) will be due upon the one year anniversary of completion of the transfer. A new project company named Shanxi Pinglu Dajinhe Wujin Coal Co., Ltd. (“Wujin Coal”) will hold the assets and mining right of Guanyao Coal.

Both Dajinhe Coal and Wujin Coal are 100% owned by Shanxi Coal.

Phase II

On August 1, 2010, an Investment Cooperation Agreement (the ‘Agreement”) was signed by Shanxi Coal , Mr. Ming Zhao, Chairman of our Board and our principal stockholder, and Mr. Jianping Gao, an individual unrelated to the Company before the Agreement, (collectively the “Co-Investors”). The Co-Investors entered into a Supplementary Agreement of Investment Cooperation on January 10, 2011.  Pursuant to the Agreement and Supplementary Agreement, the Co-Investors will purchase and consolidate seven coal mines in Pinglu County, Shanxi Province into three bigger mines. Shanxi Coal, Mr. Zhao and Mr. Gao will each contribute 40%, 30% and 30%, respectively, of the total investment needed for the project.  Shanxi Coal will be the project manager; in addition, each of Mr. Zhao and Mr. Gao has agreed to transfer 5.5% of his respective voting rights in the project companies, which will hold the coal mines after they are acquired, to Shanxi Coal to enable Shanxi Coal to exercise full operating and management control of the project companies. The Co-Investors agreed that Shanxi Coal acts as the representative of each of them to sign the coal mining assets purchase agreement with the 7 coal mines of Phase II. The Co-Investors will share the profits and bear the risks and losses in connection with the project based upon the percentages of their equity ownership and limited by the amount of investment contributed by each party.  The Co-Investors further agree that, once the coal mines to be acquired and consolidated under the project are in operation, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment.  Shanxi Coal is entitled to purchase the equity interest of Mr. Ming Zhao and/or Mr. Gao in the project companies at Shanxi Coal’s sole discretion at a price with reference to the valuation to be conducted by an independent professional appraiser. In order to guarantee the performance of the Investment Cooperation Agreement, Shanxi Coal is using its investment in each relevant project company as a guarantee to the other co-investors that Shanxi Coal will be responsible for breach of this Agreement in the event that any fraud or gross negligence by Shanxi Coal causes a loss by such project company. A committee of our Board comprised solely of independent directors negotiated terms of the agreement on behalf of the Company and approved the agreement.

On December 23 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated October 20, 2010 with Samenzhen Xuhutuo Coal Mine Ltd. (“Xuhutuo Coal”), pursuant to which Shanxi Coal purchased from Xuhutuo Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal agreed to pay Xuhutuo Coal an aggregate purchase price of RMB 125 million ($18.9 million) in cash, of which RMB 20.7 million ($3.1 million) is for the tangible assets and RMB 104.3 million ($15.8 million) is for the mining right.  As of December 31, 2010, RMB 112.5 million ($17.0 million) was paid and the remainder of the purchase price of RMB 12.5 million ($1.9 million) will be due six months after the completion of transfer.

On December 23, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated October 20, 2010 with Daqi Coal Mine Ltd. (“Daqi Coal”), pursuant to which Shanxi Coal purchased from Daqi Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal agreed to pay Daqi Coal an aggregate purchase price of RMB 66.2 million ($10.0 million) in cash, of which RMB 8.4 million ($1.3 million) is for the tangible assets and RMB 57.8 million ($8.7 million) is for the mining right. As of December 31, 2010, RMB 59.6 million ($9.0 million) was paid and the remainder of the purchase price of RMB 6.62 million ($1.0 million) will be due six months after the completion of transfer.

On December 24, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated October 28, 2010 with Renling Coal Mine Ltd. (“Renling Coal”), pursuant to which Shanxi Coal purchased from Renling Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal agreed to pay Renling Coal an aggregate purchase price of RMB 205 million ($31.1 million) in cash, of which RMB 38.83 million ($5.9 million) is for the tangible assets and RMB 166.17 million ($25.2 million) is for the mining right.   As of December 31, 2010, RMB184.5 million ($28.0 million) was paid and the remainder of the purchase price of RMB 20.5 million ($3.1 million) will be due six months after the completion of transfer.

On December 24, 2010, Shanxi Coal closed a mining right and mining assets transfer agreement dated October 28, 2010 with Donggou Coal Mine Ltd. (“Donggou Coal”), pursuant to which Shanxi Coal purchased from Donggou Coal all its tangible assets and coal mining right with respect to a coal mine located in Pinglu County, Shanxi Province.  As consideration, Shanxi Coal agreed to pay Donggou Coal an aggregate purchase price of RMB 77.5 million ($11.7 million) in cash, of which RMB 9.13 million ($1.4 million) is for the tangible assets and RMB 68.37 million ($10.3 million) is for the mining right.  As of December 31, 2010, RMB69.75 million ($10.5 million) was paid and the remainder of the purchase price of RMB 7.75 million ($1.2 million) will be due six months after the completion of transfer.

On February 17, 2011, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 28, 2010 with Pinglu County Anrui Coal Industry Co., Ltd. ("Anrui Coal"), pursuant to which Shanxi Coal purchased from Anrui Coal all its tangible assets and coal mining rights located in Pinglu County, Shanxi Province. As consideration, Shanxi Coal agreed to pay Anrui Coal an aggregate purchase price of RMB 250 million ($37.43 million) in cash, of which RMB 64.81 million ($9.70 million) is for tangible assets and RMB 185.19 million ($27.73 million) is for the mining rights.

On February 18, 2011, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 28, 2010 with Pinglu County Xiapingcun Coal Mine ("Xiapingcun Coal"), pursuant to which Shanxi Coal purchased from Xiapingcun Coal all its tangible assets and coal mining rights located in Pinglu County, Shanxi Province. As consideration, Shanxi Coal agreed to pay Xiapingcun Coal an aggregate purchase price of RMB 61.2 million ($9.16 million) in cash, of which RMB 18.53 million ($2.77 million) is for Xiapingcun Coal's tangible assets and RMB 42.67 million ($6.39 million) is for the mining right.

On February 22, 2011, Shanxi Coal closed a mining right and mining assets transfer agreement dated December 28, 2010 with Pinglu County Chuntouao Coal Mine ("Chuntouao Coal"), pursuant to which Shanxi Coal purchased from Chuntouao Coal all its tangible assets and coal mining rights located in Pinglu County, Shanxi Province. As consideration, Shanxi Coal agreed to pay Chuntouao Coal an aggregate purchase price of RMB 140 million ($20.96 million) in cash, of which RMB 32.36 million ($4.84 million) is for Chuntouao Coal's tangible assets and RMB 107.64 ($16.12 million) is for the mining right.

A new project company named Shanxi Pinglu Dajinhe Jinmen Coal Industry Ltd. (“Jinmen Coal”) will hold the assets and mining rights of Xuhutuo Coal and Daqi Coal and a new project company named Shanxi Pinglu Dajinhe Jinyi Coal Industry Ltd. (“Jinyi Coal”) will hold the assets and mining rights of Renling Coal and Donggou Coal.  A new project company named Shanxi Pinglu Dajinhe Anrui Coal Industry Co., Ltd.  (“Dijinhe Anrui Coal”) will hold the assets and mining rights of Anrui Coal, Chuntouao Coal and Xiapingcun Coal.

The following table summarizes the production capacity before and after consolidation of the target coal mines.

Pre- Consolidation			Post-Consolidation
Target Coal Mines	Production Capacity (MT)		Project Companies	Production Capacity (MT)
	Phase I
Pinglu County Da Wa Coal Industry Co., Ltd.	300,000		Shanxi Pinglu Dajinhe Coal Industry Ltd	600,000
Pinglu County Guanyao Coal Industry Ltd.	150,000		Shanxi Pinglu Dajinhe Wujin Coal Industry Ltd	300,000
	Phase II
Pinglu County Sanmenzhen Xuhutuo Coal Mine Ltd.	210,000		Shanxi Pinglu Dajinhe Jinmen Coal Industry Ltd	900,000
Pinglu County Daqi Coal Mine Ltd.*	150,000	*
Shanxi Pinglu Renling Coal Industry Ltd.	300,000		Shanxi Pinglu Dajinhe Jinyi Coal Industry Ltd	900,000
Pinglu County Donggou Coal Mine*	150,000	*
Pinglu County Anrui Coal Industry Co., Ltd.	150,000		Shanxi Pinglu Dajinhe Anrui Coal Industry Ltd	900,000
Pinglu County Chuntouao Coal Mine*	150,000	*
Pinglu County Xiapingcun Coal Mine*
Total	1,560,000			3,600,000
*mines will be closed during consolidation and underground reserves will be merge with nearby bigger mines

Jianhe Project

On May 14, 2009, we entered into an agreement to purchase 18% ownership in Jianhe Coal, for an aggregate purchase price of RMB 100 million (approximately $15.2 million).  The closing occurred in December 2009 when the share transfer was completed. According to the agreement, Shanxi Coal will be paid dividends semiannually proportionate to its 18% ownership in Jianhe Coal.  Aggregate dividends to be declared by the Jianhe Coal will be no less than 80% of its annual net profits. In addition, Shanxi Coal has first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.

In early 2010, the Shanxi provincial government approved Shanxi Coal to become an acquirer and consolidator of four additional coking coal mines in Huozhou County, including Jianhe Coal, in which we already have 18% equity interest.  Shanxi Coal plans to consolidate the four coal mines into one after the completion of the acquisitions, increasing their expected aggregate annual capacity from 720,000 MT to 900,000 MT.  The Jianhe project has total recoverable reserves of 23.7 million MT, based on government records filed by original owners of the mines.  Shanxi Coal is negotiating with the owners of these four coal mines to finalize definitive acquisition agreements.

Employees

We had approximately 364 employees as of December 31, 2010 as compared to 333 employees as of December 31, 2009.  All of our employees are full-time employees. The following table shows the breakdown of the number of employees by department.

Department	Job Title / Responsibility	Number of Employees
Corporate	President, Vice Presidents, Managers	8
Finance	Finance and Accounting	9
Supply; Marketing and Sales	Purchase raw coal and maintain relationship with suppliers; Sell cleaned coal, maintain relationship with customers, and acquire new customers	26
Transportation	Short-range truck drivers (within plant)	15
Production	Produce cleaned coal	243
Quality Control	Quality check on input (raw coal) and output (cleaned coal)	21
Reception and Security	Administrative matters on reception and security	42
Total		364

Distribution

We sell our clean coking coal through a direct sales force of approximately 19 full-time employees who market directly to our customers, who are mostly coking companies that supply steel mills and steel mills with their own coking facilities. We do not have any agreements with any third-party distributors or wholesalers. While individual sales might be made to a customer who is not subject to a supply agreement if requested and we had adequate capacity at the time, most of our sales are pursuant to agreements which are signed for one-year terms, with annual renewals. Our customers are mostly located in Shanxi Province, Inner Mongolia Autonomous Region, Hebei Province, Beijing and Tianjin, all of which are accessible by highways or rail lines.

Intellectual Property

Our cleaning facilities use a proprietary, water supported jig washing technology that management believes gives it a competitive advantage in providing high quality, cleaned coking coal for China’s steel making industry.

We have no patents, trademarks, other licenses, franchises, concessions or royalty agreements. In 2010, 2009 and 2008, we did not incur any expenditure on research and development activities.

Governmental Approvals

The coal mining business is highly regulated in China and we require government approvals for our construction and exploration of coal mines.

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

We maintain an internet website under the name www.pudacoalinc.com . We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other information and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report of any other filing that we make with the SEC.

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

We have adopted a business strategy to enter into the coal mining business, including acquisitions of coal mines.  If we are unable to obtain or manage these external growth opportunities successfully, we will not be able to grow our business in the way that we currently expect.  In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. If we are unsuccessful in our external growth strategy, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

Because we are entering into a new business line, coal mining, through acquisitions of various coal mine assets, we are subject to the risks faced by a new business and risks relating to coal mine operations.

Under our new business strategy as discussed above, we are entering into the coal mining business through acquisitions of various coal mine assets, which is a new business to us. As of December 31, 2010, our business had been limited to the coal washing business. The operation of the coal mines will be subject to significant additional risks which are not necessarily related to our coal washing business. In addition to the normal risks associated with our business, there are additional risks that relate to the new coal mining business. These risks include, but are not limited to:

•     We lack experience in operating coal mines. Although individuals on our board and our management team have extensive experience in operating coal mines and we plan to hire additional outside management company and personnel to operate the coal mines, as a company, we have never operated coal mines, and we cannot assure you that we will be successful in operating coal mines.

•     We may not be able to timely obtain government permits or approvals for coal mining business.  We are required to obtain numerous governmental permits or approvals for our coal mining business, including the approval of pre-construction designs, issuance of upgrade construction permits, approval of post-construction practices, issuance of operating licenses, and issuance and renewal of mining rights.  Currently, Shanxi Coal has been given transitional mining permits, which will expire in November-December 2011. The Shanxi government will not issue the final operating licenses and renew the mining permits until the reconstruction works are completed.  This is the policy of Shanxi government’s consolidation program and applies to all consolidation projects in the province. The permit application procedures are complex and the timing of permit issuance depends on many factors, practically the quality and speed of our construction works and government’s review time. Accordingly, permits required may not be obtained or renewed in a timely manner, which will limit our ability to conduct our mining operations.

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

•     Our coal mining business faces many uncertainties, which may change by the time the construction of our coal mines and related facilities is completed. The uncertainties our coal mine operations face include a change in the coal price and price policy and limitations that are imposed or may be imposed by the Chinese government from time to time, which may have an adverse impact on our revenues and reduce our margins. We depend on third parties for the construction of our coal mines and related facilities, and we may also face delays in the construction as a result of breach of contract by the construction contractors, protests or other obstructive or delaying activities by displaced persons and others who may oppose such constructions.

•     The coal mining business is highly regulated. The exploration, transportation and distribution of coal are subject to PRC regulations, including the price at which we sell coal.  The price control limits our potential profit from the sale of coal.  Other regulations may result in increased costs in order to comply with these regulations.

•     Because of the nature of the coal mine business, we could be exposed to liability from mining accidents or other safety issues. Any explosions or other safety accidents from our coal mines, once they become operational, could cause severe property damage, personal injury as well as loss of life, which may not be covered by insurance. Any such loss could result in a material adverse impact on our business and operating results or even cause termination of coal mine operations and could subject us to regulatory actions.

•      We entered into an Investment Cooperation Agreement and Supplementary Investment Cooperation Agreement to acquire and co-develop certain coal mines, the success of which cooperation relationship is uncertain. Because of the large capital investment required to acquire and co-develop coal mines, we entered into an Investment Cooperation Agreement and Supplementary Agreement with Mr. Ming Zhao, our principal stockholder and Chairman of our Board, and Mr. Jianping Gao, under which Shanxi Coal, Mr. Zhao and Mr. Gao each will contribute 40%, 30% and 30% of the total investment needed for the seven coal mines under the Pinglu project, and will share economic benefits and bear losses that are proportionate to their respective equity contribution.  This is the first time we have entered into such an investment cooperation agreement. If the cooperation is not successful, our coal mining business will be materially impacted. Moreover, if we, as the project manager, act in a way that is considered grossly negligent or in material violation of the agreement, we could be subject to liabilities. Finally, under the agreement, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment. Therefore, the project companies may not have sufficient cash generated from operations for reinvestment or capacity expansion in the future and may need outside financing for its future growth.

In light of these risks and uncertainties, we may not be able to set up the newly acquired coal mines for operation on time, integrate them successfully or take full advantage of them.  There can be no assurance that we will recover our investment in this new business, that we will realize a profit from this new business or that diverting our management’s attention to this new business will not have a material adverse effect on our existing coal washing businesses, any of which results may have a material adverse effect on our results of operations, financial condition and prospects.

The demand for our product is cyclical and is affected by industrial economic conditions. Downturns in the economy may reduce demand for our product and our revenues could decline.

Because we do not export our product out of China, our business and operating results related to our cleaned coking coal business are primarily dependent upon China’s domestic demand for cleaned coking coal, and our business and operating results related to our newly acquired coal mine business will be primarily dependent upon China’s domestic demand for raw coal to be produced from our coal mines once those mines are up and in operation. However, because the domestic demand for coal in China is impacted by the international demand for coal, we are also susceptible to fluctuations in the international markets. The domestic and international coal markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in China, the global economic conditions and fluctuations in industries with high demand for coal, such as the steel and power industries. A significant decline in demand or excess supply for coal may have a material adverse effect on our business and results of operations.

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

Mr. Ming Zhao and Mr. Yao Zhao may have, or may develop in the future, conflicts of interest with us. First, the loan used to finance our facility expansions is held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default.  In addition, Putai owes Mr. Ming Zhao a principal amount of RMB240 million (US$36.4 million) plus quarterly interest pursuant to a loan agreement dated May 7, 2010, which loan proceeds were used to increase Shanxi Coal’s registered capital to the level required by the Shanxi government to be a coal mine consolidator. It could be in Mr. Ming Zhao’s economic interest to cause us to default on the loan as Mr. Ming Zhao would be entitled to an additional 5% penalty interest on top of the 6% regular interest under the loan.  With the combined ownership of us by Mr. Ming Zhao and his brother Mr. Yao Zhao, and the position of Mr. Ming Zhao as our Chairman of the Board, he can to a large extent control the actions which we take. Second, Mr. Ming Zhao is a party to the Investment Cooperation Agreement and Supplementary Investment Cooperation Agreement we entered into on August 1, 2010 and January 10, 2011, respectively, in which Mr. Ming Zhao will contribute 30% of the equity investment needed for acquiring and developing seven mines under the Pinglu Project, and will be entitled to economic benefits and will bear losses that are proportionate to his equity contribution.  If Mr. Ming Zhao does not make the required contribution or otherwise does not perform according to the agreement, our coal mining project could be materially impacted, and our recourse against Mr. Ming Zhao may be limited given Mr. Ming Zhao’s control over our Company.

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

Because virtually all of our assets are held by our operating subsidiaries, the claims of our shareholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of a bankruptcy, liquidation or reorganization of the Company, our assets and those of our subsidiaries will be available to satisfy the claims of our shareholders only after all of Putai and its subsidiaries’ liabilities and obligations have been paid in full.

Our future operating results have been and may continue to be affected by fluctuations in raw material prices. We may not be able to pass on cost increases to customers.

Our operating profits have been and may continue to be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and have purchased and may continue to have to purchase raw coking coal at higher prices. In the past, we were not always able to pass the cost increase of raw coal on to customers and may not be able to do so in the future either. This has adversely affected and may continue to adversely affect our gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customer under these provisions, many agreements allow customers to terminate the contract or refuse to buy all of the quantities contracted for. Market prices for raw coking coal fluctuate in most regions in China. Raw coal prices increased from an average of RMB 475 per MT in 2008 to RMB 483 per MT in 2009 to RMB 567 per MT in 2010.  We were not able to fully pass these cost increases on to our customers and may not be able to do so with any future increases in the cost of raw materials. Top quality raw coking coal is critical to our maintaining operating efficiencies and delivering cleaned coal to our customers which meets their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products.

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

We and our operating company, Shanxi Coal are highly dependent on the marketing ability and credit of Mr. Ming Zhao, our Chairman, and the loss of his service and support would have a material and adverse impact on our operations. We are also dependent upon our relationship with Mr. Ming Zhao and his brother Mr. Yao Zhao and their other controlled businesses. None of our companies has applied for key-man life insurance on the lives of our executives. If we were to lose the services of Mr. Ming Zhao, our ability to operate would be impaired.

Significant assets are subject to a lien held by a company controlled by the Zhaos and their family. If we default on the payment of the obligations secured by the lien we could lose title to assets which are necessary for the operation of our business.

We financed the acquisition of the Shanxi Liulin Jucai Plant and the Zhongyang Plant through Resources Group, an entity owned 80% by Mr. Ming Zhao, 10% by Mr. Yao Zhao, 5% by Xue Ning, Ming Zhao’s wife, and 5% by Xue Yue, a second-generation cousin of Xue Ning, for an aggregate cost of $13 million paid through a 6% secured facilities loan amortized over 10 years. The note is secured by the assets purchased. If we default on the loan, the security could be enforced and title to the assets could be lost, having a significant negative impact on our ability to produce our products.

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

It will be difficult for any shareholder of our Company to commence a legal action against our executives. Other than the stock of our subsidiaries, we have minimal assets in the United States.

We conduct substantially all of our operations through our control of Shanxi Coal. Shanxi Coal and substantially all of Shanxi Coal’s assets are located in Shanxi Province, China. Other than our stock in our direct subsidiary, Puda Investments Holding Limited, an International Business Company incorporated in the British Virgin Islands, we have very minimal assets in the United States. In addition, all of our executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgments of courts.

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

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. As of December 31, 2010, the last trading day in 2010, Renminbi appreciated to approximately 6.60 Renminbi per U.S. dollar.  It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results. Results of Shanxi Coal’s operations are translated at average exchange rates into United States dollar for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

The trading price of our common stock has been and may continue to be subject to significant daily fluctuations.  During the year ended December 31, 2010, the closing sale prices of our ordinary shares on the NYSE Amex ranged from $4.90 to $16.47 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of material customer agreements or acquisition, the operating and stock price performance of other companies that investors may deem comparable, new government restrictions or regulations and news reports relating to trends in our markets.  In addition, the stock market in general, and the market prices for China-related companies recently have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

As of the date of this report, Mr. Ming Zhao and Mr. Yao Zhao own in total approximately 31.64% of the Company’s outstanding shares and, acting together, will be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. In addition, corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained by consent action, without any meeting of stockholders, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, the Zhao brothers could delay, deter or prevent a change in control of our Company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of the Zhao brothers may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, the Zhao brothers may be influenced by interests that conflict with yours. You should not buy our common stock unless you are willing to entrust all aspects of operational control to Puda’s current management team.

We do not intend to pay dividends in the foreseeable future.

In 2005, Shanxi Coal, our 90% subsidiary, declared dividends of $1,715,470, payable to Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid on October 17, 2008. In September 2008, Shanxi Coal declared an RMB 8 million ($1,170,754) dividend to its shareholders, which has not been paid as of the date of this report.  No dividend was declared in 2009 or 2010. We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash contributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any. See “Dividend” on page 27.

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

Item 2. Properties

Shanxi Coal has the following facilities for the production of cleaned coking coal:

Shanxi Coal has significantly increased its coal cleaning capacity through its acquisition of a new facility in Liulin County, which has an annual capacity of 1.1 million MT, as well as through its acquisition of a new facility and related land use rights in Zhongyang County, Shanxi Province which has an annual capacity of 1.2 million MT.

The two plants, related land-use rights and coal washing equipment were acquired by Shanxi Coal from Resources Group on November 17, 2005, which is controlled by Mr. Ming Zhao (80%) and by Mr. Yao Zhao (10%). The Shanxi Liulin County Plant, which is located in Liulin County, Shanxi province, started production in December of 2005. The Shanxi Liulin County Plant, land-use rights and related equipment were purchased for a cost of $5.8 million. The Zhongyang County Plant, which is located in Zhongyang County, Shanxi province, started production in April of 2006. The Zhongyang County Plant, land-use rights and related equipment were purchased for a cost of $7.2 million. The purchase price paid by Shanxi Coal to Resources Group, which totals $13 million, is amortized over 10 years and bears interest at a rate of 6% per annum payable quarterly. The loan is secured by the Shanxi Liulin Jucai Plant and the Zhongyang Plant. Shanxi Coal pledged the Liulin and Zhongyang coal washing plants and related equipment to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group. The annual purchase price payment made by Shanxi Coal to Resources Group in 2009 and 2010 were $1,300,000.

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

As of December 31, 2010, Shanxi Coal also owned the following mining rights and tangible assets located in Pinglu County, Shanxi Province at the following prices:

	Total purchase price	Amount for mining rights	Amount for tangible assets
	RMB’000	RMB’000	RMB’000
Da Wa Coal	190,000	143,400	46,600
Guanyao Coal	94,800	57,200	37,600
Xuhutuo Coal	125,000	104,300	20,700
Daqi Coal	66,200	57,800	8,400
Renling Coal	205,000	166,170	38,830
Donggou Coal	77,500	68,370	9,130

Total (in RMB’000)	758,500	597,240	161,260

	$’000	$’000	$’000
Total (in USD’000)	$114,924	$90,491	$24,433

Xuhutuo Coal, Daqi Coal, Renling Coal and Donggou Coal are four of the six coal mines co-developed under the Investment Cooperation Agreement dated August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of these coal mines.

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

In  2010, Shanxi Coal maintained property insurances coverage in the amount of $29,909,000 (RMB197,400,000) through The People’s Insurance Company of China (“PICC”).

Mining is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business.  Mining involves various types of risks and hazards, including: environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structure cave-in or slides, flooding, fires and interruption due to inclement or hazardous weather conditions. These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury or death, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums and some types of insurance may be unavailable or too expensive to maintain.

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

Our common stock is quoted under the symbol “PUDA” on NYSE Amex exchange market, The high and low sales prices for the periods presented have been adjusted to reflect the 7-to-1 Share Conversion:

	High*	Low*
2010
March 31, 2010	10.19	4.90
June 30, 2010	11.31	7.33
September 30, 2010	9.80	6.46
December 31, 2010	16.47	7.50
2009
March 31, 2009	2.03	1.19
June 30, 2009	4.34	1.75
September 30, 2009	6.65	3.15
December 31, 2009	8.46	5.16

*	Source: Yahoo! Finance

Holders

As of December 31, 2010 there were 30,022,856 shares outstanding and approximately 136 holders of record of our common stock. See “Security Ownership of Certain Beneficial Owners and Management.”

Dividend

In 2005, Shanxi Coal declared dividends, adjusted at exchange rate, equals to $1,715,470, payable to Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid on October 17, 2008. In September 2008, Shanxi Coal declared dividends equal to $1,170,754 to its shareholders as follows:  $1,053,678 to Putai, a 90% equity owner; $93,661 to Mr. Ming Zhao, an 8% owner, and $23,415 to Mr. Yao Zhao, a 2% owner. As of the date of this report, the declared dividend has not been paid.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, information with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Puda Coal, Inc. 2008 Equity Incentive Plan *	1,429	$17.5	456,557	(1)
Equity compensation plans not approved by security holders:	None	N/A	N/A

*	after the 7-to-1 Share Conversion

(1)
This number represents the number (after 7 to 1 Share Conversion) of securities available for future issuance under the Plan, excluding the shares that the Company is obligated to issue to the directors under the directors contracts and the shares issuable upon the exercise of 1,429 warrants hold by Mr. Ni.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer

None.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2010 are derived from the audited consolidated financial statements of Puda Coal, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended December 31,
	2010	2009	2008	2007	2006
OPERATIONS DATA	$’000	$’000	$’000	$’000	$’000

Revenues	$324,821	$214,066	$242,338	$165,267	$137,771

Net income	$23,528	$5,481	$17,061	$10,874	$1,354
Option holder preference dividend	-	-	-	-	$(2,717)
Income/(loss) applicable to common Shares	$23,528	$5,481	$17,061	$10,874	$(1,363)

Income/(loss) per common share – -basic	$1.17	$0.36	$1.12	$0.77	$(0.14)
-diluted	$1.15	$0.36	$1.12	$0.77	$(0.14)

Cash dividends declared per common Share	$-	$-	$-	$-	$-

BALANCE SHEET DATA
Total assets	$366,097	$111,201	$98,632	$81,264	$62,984
Convertible notes and warrants	$-	$7,620	$4,086	$7,421	$13,894
Current portion of long-term debt	$37,664	$1,300	$1,300	$1,300	$1,300
Long-term debt	$5,200	$6,500	$7,800	$9,100	$10,400
Shareholders' equity	$250,876	$83,959	$72,277	$48,581	$23,037

QUARTERLY FINANCIAL DATA

Unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements, related notes and other financial information and the Company's quarterly reports on Form 10-Q for the fiscal years 2010 and 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
YEAR ENDED December 31, 2010
Revenues	$61,971	$82,319	$90,002	$90,529	$324,821
Gross profit	$10,274	$12,073	$9,607	$9,219	$41,173
Net income	$5,444	$8,653	$5,041	$4,390	$23,528
Income per common share - -basic	$0.31	$0.44	$0.25	$0.19	$1.17
-diluted	$0.31	$0.36	$0.25	$0.18	$1.15

YEAR ENDED December 31, 2009
Revenues	$49,721	$47,990	$56,106	$60,249	$214,066
Gross profit	$3,871	$3,602	$5,375	$5,309	$18,157
Net income	$2,116	$1,729	$(621)	$2,257	$5,481
Income per common share - -basic and diluted	$0.14	$0.11	$(0.04)	$0.15	$0.36

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenue. Net revenue was $324,821,000 for the year ended December 31, 2010, compared to $214,066,000 for the year ended December 31, 2009, an increase of $110,755,000, or 52%. The increase in revenue was primarily due to increased tonnage sales of cleaned coal and increased selling price.  The tonnage sales of cleaned coal increased approximately 471,000 MT, or 24%, from approximately 1,929,000 MT for the year ended December 31, 2009 to approximately 2,400,000 MT for the year ended December 31, 2010. Approximately $52,281,000 of the total revenue increase in the year ended December 31, 2010 is attributed to the increase in tonnage sales of cleaned coal.  The selling price of cleaned coal increased approximately $24 or 22%, from approximately $111 per ton for the year ended December 31, 2009 to approximately $135 per ton for the year ended December 31, 2010.  Approximately $57,600,000 of the total revenue increase in the year ended December 31, 2010 is attributed to the increase in selling price of cleaned coal. The increase in tonnage sales and selling price were primarily due to increased orders of cleaned coal from customers for the year ended December 31, 2010 as a result of the continued recovery of the steel industry.

Cost of Revenue. Cost of revenue was $283,648,000 for the year ended December 31, 2010, compared to $195,909,000 for the year ended December 31, 2009, an increase of $87,739,000, or 45%.  This was primarily due to increased tonnage sales of cleaned coal and increased raw coal unit cost.  Approximately $45,687,000 of the increase in the total cost of revenue in the year ended December 31, 2010 is attributable to the increase in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $16 or 16%, from approximately $97 per ton for the year ended December 31, 2009 to approximately $113 per ton for the year ended December 31, 2010.  Approximately $38,400,000 of the increase in the total cost of revenue in the year ended December 31, 2010 is attributable to the increase in raw coal unit cost.

Gross Profit. Gross profit was $41,173,000 for the year ended December 31, 2010, compared to $18,157,000 for the year ended December 31, 2009, an increase of $23,016,000, or 127%. Gross profit margins for the year ended December 31, 2010 and 2009 were 13% and 8%, respectively. Such increase in gross profit margins was primarily due to an increase in average selling price of cleaned coal across the year ended December 31, 2010 which exceeded the increase in purchase price of raw coal.

Selling Expenses. Selling expenses were $3,218,000 for the year ended December 31, 2010, compared to $2,453,000 for the year ended December 31, 2009. This represents an increase of $765,000, or 31%, primarily due to the increase in sales volume in the year ended December 31, 2010.

General and Administrative Expenses. General and administrative expenses were $3,831,000 for the year ended December 31, 2010, compared to $1,167,000 for the year ended December 31, 2009. This represents an increase of $2,664,000, or 228%, which was primarily a result of the reversal of overaccrued staff welfare benefits of $979,000 in the year ended December 31, 2009. Excluding this one-time reversal, the remaining increase of $1,685,000 reflects increased compensation expenses, increased pre-operating expenses for coal mining business, increased professional fees and increased Delaware franchise tax in the year ended December 31, 2010.

Income from Operations. Income from operations was $34,124,000 for the year ended December 31, 2010, compared to $14,537,000 for the year ended December 31, 2009. The increase of $19,587,000, or 135%, was primarily the result of increase in gross profit of $23,016,000, which was partially offset by an increase in operating expenses of $3,429,000.

Interest Expense. Interest expense was $1,850,000 for the year ended December 31, 2010, compared to $518,000 for the year ended December 31, 2009.  This represents an increase of $1,332,000, or 257%, and such increase was primarily due to an increase in interest payments of $1,412,000 for the 6% loan from Mr. Ming Zhao, which was partially offset by a decrease in interest payments of $80,000 for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants.

Derivative Unrealized Fair Value Gain. Derivative unrealized fair value gain of $215,000 for the year ended December 31, 2010 and derivative unrealized fair value loss of $5,036,000 for the year ended December 31, 2009, respectively represented a change in fair value of the warrants.  The warrants expired on November 17, 2010.

Income Before Income Taxes. Income before income taxes was $32,703,000 for the year ended December 31, 2010, compared to $9,131,000 for the year ended December 31, 2009. The increase of $23,572,000, or 258%, was primarily the result of an increase in operating profit of $19,587,000, and an increase in derivative unrealized fair value gain of $5,251,000, which were partially offset by an increase in interest expense of $1,332,000 in the year ended December 31, 2010.

Income Taxes. Income taxes were $9,175,000 for the year ended December 31, 2010, compared to $3,650,000 for the year ended December 31, 2009, an increase of $5,525,000, or 151%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The increase was primarily the result of the increase in income before income taxes of Shanxi Coal from $15,469,000 in the year ended December 31, 2009 to $36,333,000 in the year ended December 31, 2010.

Net Income. Net income was $23,528,000 for the year ended December 31, 2010, compared to $5,481,000 for the year ended December 31, 2009, an increase of $18,047,000, or 329%, mainly due to an increase in operating profit of $19,587,000, and an increase in derivative unrealized fair value gain of $5,251,000, which were partially offset by an increase in income tax of $5,525,000, and an increase in interest expense in interest expense of $1,332,000 in the year ended December 31, 2010.

Inflation had no significant impact on the Company’s results of operations for the years ended December 31, 2010 and 2009.

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

Cost of Revenue. Cost of revenue was $195,909,000 for the year ended December 31, 2009, compared to $212,002,000 for the year ended December 31, 2008, a decrease of $16,093,000, or 8%.  This was primarily due to decreased tonnage sales of cleaned coal, which was partially offset by increased raw coal unit cost.  Approximately $35,518,000 of the decrease in the total cost of revenue in the year ended December 31, 2009 is attributable to the decrease in tonnage sales of cleaned coal.  The average unit cost of raw coal increased $11 or 13%, from approximately $86 per ton for the year ended December 31, 2008 to approximately $97 per ton for the year ended December 31, 2009.  This increase in average raw coal unit cost offset the decrease in cost of revenue by approximately $21,219,000.

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

General and Administrative Expenses. General and administrative expenses were $1,167,000 for the year ended December 31, 2009, compared to $2,207,000 for the year ended December 31, 2008. This represents a decrease of $1,040,000, or 47%, which was primarily a result of a $979,000 reversal of accrual on overprovided staff welfare benefits.

Income from Operations. Income from operations was $14,537,000 for the year ended December 31, 2009, compared to $24,938,000 for the year ended December 31, 2008. The decrease of $10,401,000, or 42%, was primarily the result of a decrease in gross profit of $12,179,000, which was partially offset by a decrease in operating expenses of $1,778,000.

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

Income Before Income Taxes. Income before income taxes was $9,131,000 for the year ended December 31, 2009, compared to $23,478,000 for the year ended December 31, 2008. The decrease of $14,347,000, or 61%, was primarily the result of a decrease in operating profit of $10,401,000, an increase in derivative unrealized fair value loss of $5,430,000, and a decrease in interest income of $317,000, which were offset by a decrease in debt financing costs of $778,000, a decrease in other expense of $778,000, and a decrease in interest expense of $245,000 in the year ended December 31, 2009.

Income Taxes. Income taxes were $3,650,000 for the year ended December 31, 2009, compared to $6,417,000 for the year ended December 31, 2008, a decrease of $2,767,000, or 43%.  Income tax was imposed by the China Tax Bureau on income of Shanxi Coal, as calculated under Chinese GAAP and tax rules.  The decrease was primarily the result of the decrease in income before income taxes of Shanxi Coal from $25,160,000 in the year ended December 31, 2008 to $15,469,000 in the year ended December 31, 2009.

Net Income. Net income was $5,481,000 for the year ended December 31, 2009, compared to $17,061,000 for the year ended December 31, 2008, a decrease of $11,580,000, or 68%, mainly due to, a decrease in operating profit of $10,401,000, an increase in derivative unrealized fair value loss of $5,430,000, and a decrease in interest income of $317,000, which were offset by a decrease in income taxes of $2,767,000, a decrease in debt financing costs of $778,000, a decrease in other expense of $778,000, and a decrease in interest expense of $245,000 in the year ended December 31, 2009.

Inflation had no significant impact on the Company’s results of operations for the years ended December 31, 2009 and 2008.

Business Outlook

China’s four trillion yuan economic stimulus package, which was put in place in 2009, has encouraged steel-intensive infrastructure development projects such as the construction of railway and motor vehicle manufacturing as well as real estate projects. Starting in 2011, China will begin developing its high-speed rail way on a large scale, which is the 12th five-year developing plan of the country. These have driven the demand for steel, which is expected to increase over the next several years across infrastructure projects such as railroads, real estate and automobile construction.

China is expected to produce approximately 660 million MT of steel in 2011, roughly half the world’s total output, according to Ministry of Industry and Information Technology of People’s Republic of China.

In response to record high steel prices driven by the demand in the infrastructure construction sector in China, the steel industry has begun increasing production levels.  We experienced improvement in tonnage sales and selling price in 2010 as compared to 2009 levels as steel inventories decline and our customers increase order volumes.  We anticipate demand in 2011 will remain stable as compared to 2010.

We expect that such demand should provide significant opportunities for suppliers of cleaned coking coal like Puda Coal.  As a result, the management believes the outlook for its coal washing operations is attractive, as the Company has maintained a stable and increasing customer base and supply tunnels.

It should be noted, however, that the financial markets for the past several years have experienced unprecedented volatility, stress, illiquidity and disruption around the world and may continue to experience difficulties. Many of our customers and suppliers may encounter much uncertainty and risk due to the weakened business environment and credit availability. As a result, these customers and suppliers may be unable to satisfy their contractual obligations, may delay payment, or may not repay our credit advance to them, which could negatively affect our business and financial performance.  For further discussion see “Risk Factors”.

The Company is currently operating at approximately 67% utilization of its production capacity and has the capacity to meet any reasonable increases in future demand. In addition, the Company has taken steps to execute its strategy of entering the coal mining business to increase profitability.  On May 14, 2009, Shanxi Coal entered into an agreement to purchase 18% ownership in Jianhe Coal for an aggregate purchase price of RMB 100 million ($15.2 million).   The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid.

On September 28, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of nine coal mines in Pinglu County. Shanxi Coal has the government’s permission to acquire and consolidate the nine coal mines into five, which could increase their total annual capacity from approximately 1.6 million to 3.6 million MT.

During 2010, Shanxi Coal closed on the following agreements for mining rights and tangible assets located in Pinglu County, Shanxi Province:

	Closing date of agreement	Total purchase price	Amount for mining rights	Amount for tangible assets	Purchase price paid as of December 31, 2010	Purchase price payable as of December 31, 2010
		RMB’000	RMB’000	RMB’000	RMB’000	RMB’000
Da Wa Coal	June 25, 2010	190,000	143,400	46,600	152,000	38,000
Guanyao Coal	June 25, 2010	94,800	57,200	37,600	75,840	18,960
Xuhutuo Coal	December 23, 2010	125,000	104,300	20,700	112,500	12,500
Daqi Coal	December 23, 2010	66,200	57,800	8,400	59,580	6,620
Renling Coal	December 24, 2010	205,000	166,170	38,830	184,500	20,500
Donggou Coal	December 24, 2010	77,500	68,370	9,130	69,750	7,750

Total (in RMB’000)		758,500	597,240	161,260	654,170	104,330

		$’000	$’000	$’000	$’000	$’000
Total (in USD’000)		$114,924	$90,491	$24,433	$99,116	$15,808

A new project company named Dajinhe Coal will hold the assets and mining right of Da Wa Coal. On December 9, 2010, Shanxi Yuncheng Municipal Coal Mine Industry Bureau approved all comprehensive reports prepared on Dajinhe Coal's geology, preliminary construction design, and safety and environmental impact. Construction of the production expansion of Dajinhe Coal was also approved to begin on January 1, 2011.  On March 10, 2011, Shanxi Coal received transitional business license for Dajinhe Coal.  With the transitional business license, which is valid until November 17, 2011, Shanxi Coal will be able to sell thermal coal produced during the construction and expansion period to its customers at prevailing market prices.  The annual production capacity is expected to expand from 300,000 MT before the construction to 600,000 MT after the construction and production expansion. Dajinhe Coal's existing coal mine is in good condition, which reduces the complexity of construction and production expansion. The Company estimates the expansion will be completed within a period of eight to twelve months. Since the improvements are based on the existing coal mine, which had a good operating record prior to the government mandated shutdown under Shanxi Province's coal mine consolidation program, coal will be produced during the construction period.  The Company estimates that Dajinhe Coal will produce approximately 150,000 to 290,000 MT of thermal coal during the construction period.  A new project company named Wujin Coal will hold the assets and mining right of Guanyao Coal. Both Dajinhe Coal and Wujin Coal are 100% owned by Shanxi Coal.

On August 1, 2010, Shanxi Coal entered into an Investment Cooperation Agreement with Mr. Ming Zhao, Chairman of our Board and our principal stockholder, and Mr. Jianping Gao, an individual unrelated to the Company before the agreement. Pursuant to the agreement, the parties will purchase, consolidate and re-develop six coal mines in Pinglu County, Shanxi Province (“Phase II of the Pinglu Project”). Shanxi Coal, Mr. Zhao and Mr. Gao will each contribute 40%, 30% and 30%, respectively, of the total investment needed for the project.  Shanxi Coal will be the project manager; in addition, each of Mr. Zhao and Mr. Gao has agreed to transfer 5.5% of his respective voting rights in the project companies, which will hold the coal mines after they are acquired, to Shanxi Coal to enable Shanxi Coal to exercise full operating and management control of the project companies. The parties will share the profits and bear the risks and losses in connection with the project, based upon the percentages of their equity ownership and limited by the amount of investment contributed by each party.  The parties further agree that, once the coal mines to be acquired and consolidated under the project are operational, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment.  Shanxi Coal is entitled to purchase the equity interest of Mr. Ming Zhao and/or Mr. Gao in the project companies at Shanxi Coal’s sole discretion at a price with reference to the valuation as to be conducted by an independent professional appraiser. In order to guarantee the performance of the Investment Cooperation Agreement, Shanxi Coal is using its investment to each relevant project company as guarantee to the other co-investors that Shanxi Coal will be responsible for breach of this Agreement in the event that any fraud or gross negligence by Shanxi Coal causes loss by such project company. A committee of our Board comprised solely of independent directors negotiated terms of the agreement on behalf of the Company and approved the agreement.

Xuhutuo Coal, Daqi Coal, Rengling Coal and Donggou Coal are four of the six coal mines co-developed under the Investment Cooperation Agreement dated August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of these coal mines.  A new project company named Jinmen Coal will hold the assets and mining rights of the Xuhutuo and Daqi coal mines and a new project company named Jinyi Coal will hold the assets and mining rights of the Renling and Donggou coal mines.  Jinmen Coal and Jinyi Coal were not yet established as of the date of this report.

On January 10, 2011, Shanxi Coal entered into a Supplementary Agreement of Investment Cooperation with Mr. Ming Zhao and Mr. Gao. The Supplementary Agreement amends and supplements that certain Agreement of Investment Cooperation among the same parties, dated August 1, 2010. Pursuant to the Investment Cooperation Agreement, the parties will purchase, consolidate and co-develop six coal mines in Phase II of the Pinglu Project. Pursuant to the Supplementary Agreement, the parties will include the Pinglu County Xiapingcun Coal Mine, a coal mine which was not initially contemplated to be acquired as part of Phase Two of the Pinglu Project, in Phase Two of the Pinglu Project.

Subsequent to the year end 2010, Shanxi Coal closed on the following agreements for mining rights and tangible assets located in Pinglu County, Shanxi Province:

	Closing date of agreement	Total purchase price	Amount for mining rights	Amount for tangible assets
		RMB’000	RMB’000	RMB’000
Anrui Coal	February 17, 2011	250,000	185,190	64,810
Chuntouao Coal	February 22, 2011	140,000	107,640	32,360
Xiapingcun Coal	February 18, 2011	61,200	42,670	18,530

Total (in RMB’000)		451,200	335,500	115,700

		$’000	$’000	$’000
Total (in USD’000)		$67,550	$50,240	$17,310

Under each agreement with Anrui Coal, Chuntouao Coal and Xiapingcun Coal, Shanxi Coal agreed to pay 50% of the purchase price within three days of the execution of the agreement, 40% of the purchase price within 30 days after assets transfer is completed and the mining permits are transferred, and the remaining 10% of the purchase price six months after the completion of transfer. As of date of this report, Shanxi Coal has paid 90% of the purchase price under each agreement. Anrui Coal, Chuntouao Coal and Xiapingcun Coal are the coal mines co-developed under the Investment Cooperation Agreement dated August 1, 2010 and Supplementary Agreement of Investment Cooperation dated January 12, 2011 pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of these coal mines.  A new project company named Dajinhe Anrui Coal will hold the assets and mining rights of the above acquired mines.

 Liquidity and Capital Resources

Net cash provided by operating activities was $19,900,000 for the year ended December 31, 2010, compared to $1,423,000 for the year ended December 31, 2009, an increase of $18,477,000. This increase was primarily due to an increase in net income and a decrease in working capital needs resulting from decreased inventory.

Net cash used in investing activities of $53,443,000 for the year ended December 31, 2010 was for the purchase of the six coal mines in Pinglu County. Net cash used in investing activities of $20,909,000 for the year ended December 31, 2009 was for the 18% equity purchase of Jianhe Coal and prepayment for the purchase of Pinglu coal mines.

Net cash provided by financing activities of $164,355,000 for the year ended December 31, 2010 includes $115,845,000 from the sale of 12,284,000 shares of common stock, the $35,391,000 loan from Mr. Ming Zhao, $7,041,000 increase of registered capital of Shanxi Coal, and $7,378,000 from the exercise of warrants, which were offset by $1,300,000 for the repayment of the long-term debt to Resources Group. Net cash used in financing activities of $578,000 for the year ended December 31, 2009 includes $1,878,000 from the exercise of warrants, which was offset by $1,300,000 for the repayment of long-term debt to Resources Group.

Our principal on-going capital requirements are to finance our coal washing operations, to fund the repayment of the loans to Mr. Ming Zhao and Resources Group, with the combined outstanding loan balance of $42,864,000 as of December 31, 2010, to pay for the acquisition of coal mines and coal mining assets, and for the construction and expansion of production capacity of the coal mines.

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

On February 18, 2010, we completed the offering and sale of 3,284,000 shares (including 428,348 overallotment shares to underwriters), for net proceeds of approximately $14.5 million.  In May 2010, our wholly-owned subsidiary, Putai, received a loan in the aggregate principal amount of RMB 240 million ($35.4 million) from Mr. Ming Zhao, which Putai used to increase the registered paid-in capital of Shanxi Coal, its 90% subsidiary, to the level that is required for coal mine consolidators by the Shanxi government.  On December 16, 2010, we completed the offering and sale of 9,000,000 shares (including 1,150,000 overallotment shares to underwriters), for net proceeds of approximately $101.5 million.  Our cash balance was $156 million as of December 31, 2010.  We believe that our cash at hand will be adequate to satisfy our anticipated cash requirements for our coal cleaning business, including requirements to maintain current operations, complete projects already underway and achieve stated objectives or plans, commitment for capital or other expenditure and other reasonably likely future needs in the next twelve months.  Cash requirements for developing our coal mining strategy and long-term business needs, including the funding of capital expenditure and debt service for outstanding financings, are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources, etc., although adequate financing may not be available to us on acceptable terms when we need it.  Our belief concerning our liquidity is based on current information. If the current information proves to be inaccurate, or if circumstances change, we may not be able to meet our cash needs.

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

Coal reserves

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

Renewal of mining rights and operating licenses for coal mining business

Currently, Shanxi Coal has been given transitional mining permits which will expire in November-December 2011.  On March 10, 2011, Dajinhe Coal received approval for the transitional business license, which is valid until November 17, 2011.  Our ability to economically conduct our mining operations is based on the assumption that the mining permits and business licenses can be renewed on or before the expiration date.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue from sales of processed coal is generally recognized when the coal is delivered, title passes to the customer and collectability is reasonably assured.  We assess collectability based primarily on the creditworthiness of the customer and customer’s payment history.

Foreign currency translation

Shanxi Coal’s functional currency is China’s Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Shanxi Coal’s results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gains and losses are not material to the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.  At December 31, 2010, 2009 and 2008, the exchange rates per US$1.00 were RMB 6.60, RMB 6.83 and RMB 6.82, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on Puda because it has not previously engaged in any significant transactions that are subject to the restrictions.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

The contractual obligations presented in the table below represent our future payments under fixed contractual obligations and commitments as of December 31, 2010.

(In thousand dollars)

Obligations	Total Ending Balance	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$42,864	$37,664	$2,600	$2,600	-
Operating Lease Obligations	$492	$164	$328	-	-
Purchase Obligations	$83,358	$83,358	-	-	-

Total	$126,714	$121,186	2,928	2,600	-

The purchase obligations of $83,358,000 represented the balance of the purchase price payable for the nine coal mines in Pinglu County, of which $44,836,000 will be contributed by Mr. Ming Zhao and Mr. Gao in accordance with the Investment Cooperation Agreement dated August 1, 2010 and Supplementary Agreement dated January 10, 2011.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 99% of our costs and expenses for the year ended December 31, 2010 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 91% of our assets were denominated in RMB as of December 31, 2010. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities” in Part I Item 1A of the annual report on Form 10-K for the fiscal year ended December 31, 2010 under the heading “Risk Factors.” During the year 2010, the foreign currency translation adjustment to our comprehensive income was $4.695 million, primarily as a result of RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% could increase (decrease) our net income by $1.3 million for the year 2010. As of December 31, 2010, our accumulated other comprehensive income was $14.828 million.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw coking coal. We are subject to short-term coal price volatility and may be forced to purchase raw coking coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.  Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cleaned coking coal upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal from our mining suppliers, general inflation or deflation, or changes in the cost of producing raw or cleaned coking coal caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of coal. However, if we fail to agree on a price with our customers under these provisions, many agreements permit the customers to terminate the contract or refuse to buy all of the quantities contracted for.  In China, the purchase price of raw coal increased from approximately RMB483 per ton in 2009 to approximately RMB567 per ton in 2010. Top quality raw coking coal is critical for us to maintain our operating efficiencies and deliver cleaned coal to our customers meeting their specifications. Since top quality raw coking coal is more limited in supply, its price tends to be more volatile. A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as pig iron, steel and concrete. This may in turn lead to a fall in demand for our products. An increase (decrease) in raw coal purchase price of 5% could decrease (increase) our income from operations by approximately $13.4 million for the year 2010. We generally have not employed forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At December 31, 2010, we had a credit risk exposure of cash at bank of approximately $156 million. The credit risk for cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers in China. Accounts receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. Our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

Item 8. Financial Statements and Supplementary Data

PUDA COAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Together With Report Of
Independent Registered Public Accounting Firm
PUDA COAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets	43-44

Consolidated Statements of Operations	45

Consolidated Statements of Changes in Equity	46-47

Consolidated Statements of Cash Flows	48-49

Notes to Consolidated Financial Statements	50-79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Puda Coal, Inc.

We have audited the accompanying consolidated balance sheets of Puda Coal, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puda Coal, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 16, 2011, expressed an unqualified opinion.

Moore Stephens

Certified Public Accountants
Hong Kong

March 16, 2011

PUDA COAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands of United States dollars)

	Note(s)	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	23	$156,171	$19,918
Accounts receivable, net	3	36,866	25,340
Other receivables
- Related party	4	4,448	-
- Third parties		3	-
Advances to suppliers
- Related party	4	1,055	1,020
- Third parties		4,075	3,552
Inventories	5	15,342	22,531

Total current assets		217,960	72,361

PREPAYMENTS		-	6,259

PROPERTY, PLANT, EQUIPMENT AND MINING ASSETS, NET	6	128,995	13,986

INTANGIBLE ASSETS, NET	7	3,990	3,945

INVESTMENT, AT COST	8	15,152	14,650

TOTAL ASSETS		$366,097	$111,201

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current portion of long-term debt
- Related parties	4, 9	$37,664	$1,300
Accounts payable		3,736	4,839
Other payables
- Related parties	4	2,055	1,031
- Third parties		3,096	2,650
Assets acquisition price payable	6	15,808	-
Accrued expenses		1,406	1,076
Income taxes payable		2,035	1,091
VAT payable		1,016	1,135
Derivative warrants	10	-	7,620

Total current liabilities		66,816	20,742

LONG-TERM LIABILITIES
Long-term debt
- Related party	4, 9	5,200	6,500

Total long-term liabilities		5,200	6,500

PUDA COAL, INC.
 CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2010 and 2009
(In thousands of United States dollars)

	Note(s)	December 31, 2010	December 31, 2009

COMMITMENTS AND CONTINGENCIES	11

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 30,022,856 (2009: 15,828,863)		30	15
Paid-in capital		173,891	35,212
Statutory surplus reserve fund	14	5,568	1,366
Retained earnings		56,559	37,233
Accumulated other comprehensive income		14,828	10,133

Total stockholders’ equity		250,876	83,959

Noncontrolling interests	13	43,205	-

Total equity		294,081	83,959

TOTAL LIABILITIES AND EQUITY		$366,097	$111,201

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(In thousands of United States dollars, except per share data)

		Years ended December 31,
	Note(s)	2010	2009	2008

NET REVENUE		$324,821	$214,066	$242,338

COST OF REVENUE		283,648	195,909	212,002

GROSS PROFIT		41,173	18,157	30,336

OPERATING EXPENSES
Selling expenses		3,218	2,453	3,191
General and administrative expenses		3,831	1,167	2,207

TOTAL OPERATING EXPENSES		7,049	3,620	5,398

INCOME FROM OPERATIONS		34,124	14,537	24,938

INTEREST INCOME		214	89	406

INTEREST EXPENSE – related parties	15	(1,850)	(518)	(763)

DEBT FINANCING COSTS	16	-	-	(778)

DERIVATIVE UNREALIZED FAIR VALUE GAIN/(LOSS)	10, 17	215	(5,036)	394

OTHER INCOME/(EXPENSE)	18	-	59	(719)

INCOME BEFORE INCOME TAXES		32,703	9,131	23,478

INCOME TAXES	19	(9,175)	(3,650)	(6,417)

NET INCOME – attributable to the parent		23,528	5,481	17,061

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		4,695	2,636	3,498

COMPREHENSIVE INCOME – attributable to the parent		$28,223	$8,117	$20,559

EARNINGS PER SHARE - BASIC		$1.17	$0.36	$1.12
- DILUTED		$1.15	$0.36	$1.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	20	20,114,316	15,409,726	15,184,086
- DILUTED	20	20,228,792	15,593,201	15,228,950

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended December 31, 2010, 2009 and 2008
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY	NONCONTROLLING INTERESTS	TOTAL EQUITY
	No. of shares

Balance, January 1, 2008 (after adjusting
for the 7-to-1 Share Conversion (Note 1)	15,036,026	$15	$28,394	$1,366	$14,807	$3,999	$48,581	$-	$48,581

Derivative conversion feature transferred to equity upon maturity (Note 10)	-	-	1,100	-	-	-	1,100	-	1,100
Issue of penalty shares	294,009	-	2,104	-	-	-	2,104	-	2,104
Issue of directors shares	3,645	-	49	-	-	-	49	-	49

Dividend distribution					(116)	-	(116)	-	(116)
Net income	-	-	-	-	17,061	-	17,061	-	17,061
Foreign currency translation adjustment	-	-	-	-	-	3,498	3,498	-	3,498

Balance, December 31, 2008	15,333,680	$15	$31,647	$1,366	$31,752	$7,497	$72,277	$-	$72,277

Issue of directors shares	27,721	-	65	-	-	-	65	-	65

Exercise of warrants, at $4.20 per share	439,954	-	1,848				1,848	-	1,848
Exercise of placement agent warrants	24,316	-	30	-	-	-	30	-	30
Derivative note warrants transferred to equity upon exercise (Note 10)		-	1,369	-	-	-	1,369	-	1,369
Derivative placement agent warrants transferred to equity upon exercise (Note 10)	-	-	133	-	-	-	133	-	133
Stock-based compensation	-	-	120	-	-	-	120	-	120

Round up fractional shares for 7-to-1 Share Conversion	3,192	-	-	-	-	-	-	-	-
Net income	-	-	-	-	5,481	-	5,481	-	5,481
Foreign currency translation adjustment	-	-	-	-	-	2,636	2,636	-	2,636

Balance, December 31, 2009	15,828,863	$15	$35,212	$1,366	$37,233	$10,133	$83,959	$-	$83,959

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN  EQUITY (Continued)
For the years ended December 31, 2010, 2009 and 2008
(In thousands of United States dollars)

	COMMON STOCK		PAID-IN CAPITAL	STATUTORY SURPLUS RESERVE FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY	NONCONTROLLING INTEREST	TOTAL EQUITY
	No. of shares

Issue of shares to directors and employees	115,530	-	164	-	-	-	164	-	164
Exercise of warrants, at $4.20 per share	1,752,923	-	7,362				7,362		7,362
Exercise of placement agent warrants	41,540	-	16	-	-	-	16	-	16
Derivative note warrants transferred to equity upon exercise (Note 10)	-	3	7,172	-	-	-	7,175	-	7,175
Derivative placement agent warrants transferred to equity upon exercise (Note 10)	-	-	230	-	-	-	230	-	230
Issue of shares for public offering (Note 12)	12,284,000	12	115,833	-	-	-	115,845	-	115,845
Increase in registered capital of Shanxi Coal	-	-	7,041	-	-	-	7,041	-	7,041
Stock-based compensation	-	-	861	-	-	-	861	-	861

Net income	-	-	-	-	23,528	-	23,528	-	23,528

Transfer to statutory reserve (Note 14)	-	-	-	4,202	(4,202)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-		4,695	4,695	-	4,695
Noncontrolling interests in coal mines (Note 13)								43,205	43,205

Balance, December 31, 2010	30,022,856	$30	$173,891	$5,568	$56,559	$14,828	$250,876	$43,205	$294,081

The accompanying notes are an integral part of these consolidated financial statements.

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(In thousands of United States dollars)

	Years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,528	$5,481	$17,061
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of land-use rights	87	86	85
Depreciation	1,693	1,678	1,650
(Reverse)/provision for doubtful debts	-	(69)	17
Amortization of discount on convertible notes and warrants	-	-	399
Derivative unrealized fair value (gain)/loss	(215)	5,036	(394)
Stock compensation expense	926	234	74
Issue of common stock for penalty	-	-	379
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,391)	(10,626)	(5,844)
(Increase)/decrease in other receivables	(4,340)	7	4
(Increase)/decrease in advances to suppliers	(391)	1,937	(4,243)
Decrease/(increase) in inventories	7,761	(952)	16,600
(Decrease)/increase in accounts payable	(1,237)	569	1,754
Increase/(decrease) in accrued expenses	407	(963)	526
Increase/(decrease) in other payables	1,342	(178)	(991)
Increase/(decrease) in income tax payable	884	(227)	(1,042)
(Decrease)/increase in VAT payable	(154)	(590)	245
Decrease in restricted cash	-	-	233

Net cash provided by operating activities	19,900	1,423	26,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining rights and assets	(53,443)	(6,259)	-
Investment in coal mine	-	(14,650)	-
Purchase of property, plant and equipment	-	-	(2)
Payment for the purchase of equity interest in Shanxi Coal	-	-	(893)

Net cash used in investing activities	(53,443)	(20,909)	(895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	7,378	1,878	-
Repayment of long-term debt	(1,300)	(1,300)	(1,300)
Issue of common shares for public offerings	115,845	-	-
Increase in registered capital of Shanxi Coal	7,041	-	-
Borrowings from related party	35,391	-	-
Repayment of convertible notes	-	-	(2,015)
Distribution paid to owners of a subsidiary	-	-	(1,172)

Net cash provided by/(used in) financing activities	164,355	578	(4,487)

Effect of exchange rate changes on cash	5,441	(282)	1,596

PUDA COAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the years ended December 31, 2010, 2009 and 2008
(In thousands of United States dollars)

		Years ended December 31,
	Note	2010	2009	2008

Net increase/(decrease) in cash and cash equivalents		136,253	(19,190)	22,727
Cash and cash equivalents at beginning of year		19,918	39,108	16,381

Cash and cash equivalents at end of year		$156,171	$19,918	$39,108

Supplementary cash flow information:	19
Cash paid during the period for:
Interest		$629	$518	$763
Income taxes		$8,298	$3,876	$7,454

Major non-cash financing activities:
Derivative note warrants transferred to equity upon exercise		$7,175	$1,369	$-
Derivative placement agent warrants transferred to equity upon exercise		$230	$133	$-
Stock-based compensation		$861	$120	$-
Issue of shares to directors and employees		$164	$65	$49
Issue of common shares for penalty		$-	$-	$2,104
Derivative conversion feature transferred to equity upon maturity		$-	$-	$1,100

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

On July 15, 2005, the Company acquired all the outstanding capital stock and ownership interests of Puda Investment Holding Limited (“BVI”) and BVI became a wholly-owned subsidiary of the Company.  BVI is an International Business Company incorporated in the British Virgin Islands on August 19, 2004 and it has a registered capital of $50,000.  BVI did not have any operating activities from August 19, 2004 (inception) to December 31, 2010.

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

BVI, in turn, owns all of the registered capital of Shanxi Putai Resources Limited (formerly, Taiyuan Putai Business Consulting Co., Ltd.) (“Putai”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”).  Putai was incorporated on November 5, 2004 with an initial registered capital of $20,000, which was increased to $129,800,000 by January 11, 2011, of which $127,120,000 was paid up. Putai owns 90% of Shanxi Puda Coal Group Co., Ltd. (formerly, Shanxi Puda Resources Co. Ltd.)(“Shanxi Coal”), a company with limited liability established under the laws of the PRC.

Shanxi Coal was established on June 7, 1995.  Shanxi Coal mainly processes and washes raw coal and sells high-quality, low sulfur, refined coal from its plants in Shanxi Province to industrial clients located mainly in Central and Northern China.  In September, 2009, the Shanxi provincial government appointed Shanxi Coal as a consolidator of nine coal mines in Pinglu County, Shanxi Province. In March 2010, Shanxi Coal received approval from the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province. As of December 31, 2010, Shanxi Coal completed the acquisition of six coal mines in Pinglu County (see Note 5). The initial registered capital of Shanxi Coal was RMB 22.5 million ($2,717,000) which was increased to RMB 500 million ($73,129,000) in May 2010 as a result of the new guidelines enacted by the Shanxi provincial government that require the registered paid-in-capital of coal mine consolidators to be at least RMB 200 million.  The owners of Shanxi Coal were Putai (90%), Mr. Ming Zhao (8%) and Mr. Yao Zhao (2%).  In May 2010, Mr. Yao Zhao transferred his 2% ownership to Mr. Ming Zhao. Mr. Ming Zhao has assigned to Putai his 10% share of operating results (profit and loss) and dividend rights of Shanxi Coal from January 1, 2010, and has granted Putai the right to vote his 10% interest. Mr. Ming Zhao is the chairman and was the president and chief executive officer of Puda until his resignation on June 25, 2008.  Mr. Ming Zhao and Mr. Yao Zhao are brothers.

PUDA COAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company (continued)

As of December 31, 2010, the percentages owned by Mr. Ming Zhao and Mr. Yao Zhao in the companies are as follows:

●	Puda Coal, Inc.: Mr. Ming Zhao (approximately 25%); Mr. Yao Zhao (approximately 6%) held directly.

●	Puda Investment Holding Limited: Mr. Ming Zhao (approximately 25%); Mr. Yao Zhao (approximately 6%) held indirectly through Puda.

●	Shanxi Putai Resources Limited: Mr. Ming Zhao (approximately 25%); Mr. Yao Zhao (approximately 6%) held indirectly through Puda and BVI.

●
Shanxi Puda Coal Group Co., Ltd.: Mr. Ming Zhao (10%) held directly, Mr. Ming Zhao (approximately 23%) held indirectly through Puda, BVI and Putai.  Mr. Yao Zhao (approximately 5%) held indirectly through Puda, BVI and Putai.

After the above reorganization and as of December 31, 2010, the organizational structure of the Group is as follows:

Puda Coal, Inc. “Puda”
| 100%
Puda Investment Holding Limited “BVI”		Ming Zhao (10%)
| 100%		|
Shanxi Putai Resources Limited "Putai"	90% —>	Shanxi Puda Coal Group Co., Ltd. “Shanxi Coal”

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated balance sheets as of December 31, 2010 and 2009 include Puda (Registrant and Legal Parent), BVI, Putai and Shanxi Coal (Operating Company), collectively referred to as “the Group”. The consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 include Puda, BVI, Putai and Shanxi Coal for the full year.  Intercompany items have been eliminated.

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

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2010 and 2009, the Group did not have any cash equivalents.

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

(f) Property, Plant, Equipment and Mining Assets, Net (continued)

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

(k) Income Taxes

The Group accounts for income taxes under ASC 740 "Income Taxes".  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of December 31, 2010 and 2009.

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

Based on all known facts and circumstances and current tax law, the Group believes that the total amount of unrecognized tax benefits as of December 31, 2010 is not material to its results of operations, financial condition or cash flows. The Group also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Group further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Group’s results of operations, financial condition or cash flows.

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the Group has no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of December 31, 2010.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to non-foreign owners.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(m) Foreign Currency Transactions

The reporting currency of the Group is the U.S. dollar.  Shanxi Coal uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

(r) Asset Retirement Obligations

Under the Shanxi Province local rules and regulations, the Group is required to make payments for restoration, rehabilitation or environmental protection of the land after the underground sites have been mined. Such costs are recognized in the period in which the obligation is identified and is charged as an expense in proportion to the coal extracted.   No such costs were recognized in the year ended December 31, 2010 as the coal mine operations have not started.

(s) New Accounting Pronouncements

In July 2010, the FASB issued an accounting standard to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures related to the period end balances are effective for the Group beginning in the second quarter of fiscal 2011, and the revised disclosures related to activity during the reporting period are effective for the Group beginning in the third quarter of fiscal 2011. The adoption of the provisions of this standard is not anticipated to impact the Group's consolidated financial position or results of operations.

In December 2010, the FASB issued an accounting standard to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The accounting update also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combinations.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of the provisions of this standard is not anticipated to impact the Group's consolidated financial position or results of operations

3. Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-
	December 31, 2010	December 31, 2009
	$’000	$’000

Balance, beginning of year	$-	$70
Reversal	-	(70)

Balance, end of year	$-	$-

The Group did not write off any bad debts in the years ended December 31, 2010, 2009 and 2008.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions

As of December 31, 2010 and 2009, the Group had the following amounts due from/to related parties:

	December 31, 2010	December 31, 2009
	$’000	$’000

Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$1,055	$1,020

Other receivable from Mr. Ming Zhao, chairman and shareholder of Puda	$2,224	$-

Other receivable from Mr. Jianping Gao, our investment partner for coal mines	2,224	-

	$4,448	$-

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$823	$795

Other payable to Mr. Ming Zhao	1,232	-

Other payable to Mr. Yao Zhao, manager and shareholder of Puda	-	236

	$2,055	$1,031

Loan payable to Resources Group-current portion	$1,300	$1,300
Loan payable to Mr. Ming Zhao	36,364	-

	$37,664	$1,300

Loan payable to Resources Group-long-term portion	$5,200	$6,500

The balances, except for the loan payable to Resources Group and Mr. Ming Zhao, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $823,000 includes $901,000 of professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company, netted against other receivables of $78,000 due from Resources Group.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease office premises.  In the years ended December 31, 2010, 2009 and 2008, rental expenses paid to Resources Group were $161,000, $158,000 and $7,000, respectively (see Note 11).

In the years ended December 31, 2010, 2009 and 2008, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $26,670,000, $15,055,000 and $16,083,000, respectively.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal for a term of 10 years, pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers.  Under the terms of the agreement, Shanxi Coal receives a discount of approximately RMB 30 (approximately $4) to RMB 50 (approximately $7) per metric ton of coal from the price Jucai Coal charges to its other customers.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million metric tons while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million metric tons.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the year ended December 31, 2010, Shanxi Coal paid principal of $1,300,000 (2009: $1,300,000, 2008: $1,300,000) and interest of $438,000 (2009: $518,000, 2008: $594,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group (see Notes 6, 7 and 9).

On December 11, 2009, Shanxi Coal entered into mining rights and mining assets transfer agreements for the acquisition of two coal mines in Pinglu County, Shanxi Province.  Shanxi Coal’s obligation for payment under the agreements is guaranteed by Mr. Ming Zhao (see Note 6).

On May 7, 2010, Putai and Mr. Ming Zhao signed a loan agreement, pursuant to which, Putai borrowed from Mr. Ming Zhao RMB 240 million ($36,364,000) . The loan is unsecured and bears a 6% annual interest rate, in which the interest is payable on a quarterly basis, subject to certain adjustments to be agreed upon by the parties if such adjustments are necessary in light of the official interest rate of the PRC, as specified in the agreement. The term of the loan is 18 months from May 7, 2010. If Putai does not pay off the principal and interest of the loan on time in accordance with the agreement, Mr. Ming Zhao may require Putai to pay off the loan immediately and charge an additional 5% interest on the amount of loan that is not paid off on time.  In addition, if the interest rate under the agreement is adjusted according to the agreement and Putai fails to pay interest at the adjusted rate, Mr. Ming Zhao may require Putai to pay off the loan immediately.  The loan was used by Putai to increase the registered paid-in capital of Shanxi Coal.  In the year ended December 31, 2010, interest accrued on the loan amounted to $1,412,000.  As of December 31, 2010, Putai paid interest of $180,000 and the balance of interest payable of $1,232,000 was included in other payables (see Note 9).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (continued)

On August 1, 2010, Shanxi Coal entered into an Investment Cooperation Agreement with Mr. Ming Zhao and Mr. Jianping Gao (“Mr Gao”), an individual unrelated to the Company before the Agreement.  Pursuant to the Agreement, the parties will purchase, consolidate and co-develop the six coal mines in Pinglu County, Shanxi Province (“Phase II of the Pinglu Project”).  Under the Agreement, Shanxi Coal, Mr. Ming Zhao and Mr. Gao will contribute 40%, 30% and 30%, respectively, of the total investment needed for Phase II of the Pinglu Project.  Shanxi Coal will be the project manager.  In addition, each of Mr. Ming Zhao and Mr. Gao has agreed to assign 5.5% of his respective voting rights in the project companies, which will hold the coal mines after they are acquired, to Shanxi Coal to enable Shanxi Coal to exercise full operating and management control of the project companies.  The parties will share the profits and bear the risks and losses in connection with Phase II of the Pinglu Project, in each case based upon the percentages of their equity ownership and limited by the amount of investment contributed by each party.  Shanxi Coal is entitled to purchase the equity interest of Mr. Ming Zhao and/or Mr. Gao in the project companies at Shanxi Coal’s sole discretion at a price with reference to the valuation as to be conducted by an independent professional appraiser.  Shanxi Coal will only be responsible for the other parties’ losses caused by Shanxi Coal’s fraud, gross negligence or breach of material terms of the Agreement.  The parties further agree that, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment.  As of December 31, 2010, Shanxi Coal completed the acquisition of four of these six coal mines and the balance receivable from Mr. Ming Zhao of $2,224,000 represented his 30% share of the balance of the purchase price and construction works incurred for these coal mines.  The same amount of $2,224,000 was recorded as receivable from Mr. Gao in the consolidated balance sheet (see Notes 6, 13 and 26).

5. Inventories

As of December 31, 2010 and 2009, inventories consist of the following:

	December 31, 2010	December 31, 2009
	$’000	$’000

Raw materials	$5,435	$9,671
Finished goods	9,907	12,860

Total	$15,342	$22,531

There was no allowance for losses on inventories as of December 31, 2010, 2009 and 2008.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant, Equipment and Mining Assets, Net

As of December 31, 2010 and 2009, property, plant, equipment and mining assets consist of the following:

	December 31, 2010	December 31, 2009
	$’000	$’000
Cost:
Buildings and facilities	$7,687	$3,899
Machinery equipment	21,825	15,682
Motor vehicles	205	114
Office equipment and others	36	35
Mine works	14,464	-
Mining rights	90,531	-
Construction in progress	1,924	-

	136,672	19,730

Accumulated depreciation:
Buildings and facilities	853	650
Machinery equipment	6,778	5,063
Motor vehicles	35	24
Office equipment and others	11	7
Mine works	-	-
Mining rights	-	-
Construction in progress	-	-

	7,677	5,744
Carrying value:
Buildings and facilities	6,834	3,249
Machinery equipment	15,047	10,619
Motor vehicles	170	90
Office equipment and others	25	28
Mine works	14,464	-
Mining rights	90,531	-
Construction in progress	1,924	-

	$128,995	$13,986

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant, Equipment and Mining Assets, Net (continued)

During 2010, Shanxi Coal closed on the following agreements for mining rights and tangible assets located in Pinglu County, Shanxi Province:

Sellers	Closing date of agreement	Total purchase price	Amount for mining rights	Amount for tangible assets	Purchase price paid as of December 31, 2010	Purchase price payable as of December 31, 2010
		RMB’000	RMB’000	RMB’000	RMB’000	RMB’000
Da Wa Coal Industry Co., Ltd. (“Da Wa Coal”)	June 25, 2010	190,000	143,400	46,600	152,000	38,000
Guanyao Coal Industry Co., Ltd. (“Guanyao Coal”)	June 25, 2010	94,800	57,200	37,600	75,840	18,960
Samenzhen Xuhutuo Coal Mine Ltd. (“Xuhutuo Coal”)	December 23, 2010	125,000	104,300	20,700	112,500	12,500
Daqi Coal Mine Ltd. (“Daqi Coal”)	December 23, 2010	66,200	57,800	8,400	59,580	6,620
Renling Coal Mine Ltd. (“Renling Coal”)	December 24, 2010	205,000	166,170	38,830	184,500	20,500
Donggou Coal Mine Ltd. (“Donggou Coal”)	December 24, 2010	77,500	68,370	9,130	69,750	7,750

Total (in RMB’000)		758,500	597,240	161,260	654,170	104,330

		$ ’000	$’000	$’000	$’000	$’000
Total (in USD’000)		$114,924	$90,491	$24,433	$99,116	$15,808

According to the geological technical report, which was issued by an independent geological coal resource company based on PRC standards and approved by Shanxi Provincial government, the reserves of Da Wa Coal and Guanyao Coal are 10.8 million MT and 7.4 million MT, respectively.  On December 9, 2010, Shanxi Coal has received approval from the Shanxi Yuncheng Municipal Coal Mine Industry Bureau to commence construction of the designed production expansion of Da Wa Coal.   On March 10, 2011, Dajinhe Coal received approval for transitional business license, which is valid until November 17, 2011.

Shanxi Coal’s obligation for payment for Da Wa Coal and Guanyao Coal are guaranteed by Mr. Ming Zhao (see Note 4).

The purchase price payable for Da Wa Coal and Guanyao Coal will be due June, 2011, the one year anniversary of completion of the transfer.  The purchase price payable for Xuhutuo Coal, Daqi Coal, Renling Coal and Donggou Coal will be due June, 2011, six months after the completion of the transfer.  Xuhutuo Coal, Daqi Coal, Renling Coal and Donggou Coal are four of the six coal mines co-developed under the Investment Cooperation Agreement dated August 1, 2010, pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of Phase II of the Pinglu Project (see Note 4).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant, Equipment and Mining Assets, Net (continued)

The above six coal mines in Pinglu County are selling their coal mine assets and coal mining rights to Shanxi Coal as a result of the Chinese government’s requirement to close, consolidate and restructure smaller coal mines and the government’s approval of Shanxi Coal as one of the few coal mine consolidators that have the capacity to acquire and consolidate such coal mines.  These coal mines were closing their coal mine operations.  Shanxi Coal is merely acquiring the tangible assets and coal mining rights from them in their liquidation process; Shanxi Coal is not acquiring or assuming any business, customers, vendors, business partners, contracts, employees or goodwill from the sellers, nor will Shanxi Coal assume any indebtedness or liabilities from them. The Group accounted for these transactions as asset acquisitions.  We have completed the appraisals for the tangible assets but the appraisals of the mining rights are still in progress. We are in the process of hiring an independent geological firm to provide a geological technical report based on international standards.  The valuations will be finalized within 12 months of the close of the acquisitions.  When the valuations are finalized, we will adjust the allocation of purchase price to individual tangible assets and mining rights based on the relative fair values.  Depreciation on the tangible assets and amortization of mining rights will not be started until the completion of the reconstruction works.

A new project company named Shanxi Pinglu Dajinhe Coal Co., Ltd. (“Dajinhe Coal”) will hold the assets and mining right of Da Wa Coal.  A new project company named Shanxi Pinglu Dajinhe Wujin Coal Co., Ltd. (“Wujin Coal”) will hold the assets and mining right of Guanyao Coal. Both Dajinhe Coal and Wujin Coal are 100% owned by Shanxi Coal.  A new project company named Shanxi Pinglu Dajinhe Jinmen Coal Co., Ltd. (“Jinmen Coal”) will hold the assets and mining rights of Xuhutuo Coal and Daqi Coal.  A new project company named Shanxi Pinglu Dajinhe Jinyi Coal Industry Co., Ltd. (“Jinyi Coal”) will hold the assets and mining rights of Renling Coal and Donggou Coal.  Shanxi Coal has been given transitional mining permits, which will expire in November-December 2011. Upon the completion and approval of the reconstruction works, the Shanxi government will issue formal final business licenses for the new project companies and renew the mining permits. The property deeds for the buildings will also be issued to the new companies.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $1,693,000, $1,678,000 and $1,650,000, respectively.  In the year ended December 31, 2009, the amount included in cost of sales and general and administrative expenses was approximately $1,660,000 (2009: $1,645,000, 2008: $1,618,000) and $33,000 (2009: $33,000, 2008: $32,000), respectively.

There was no impairment in the value of property, plant and equipment for the years ended December 31, 2010, 2009 and 2008.

7. Intangible Assets, Net

	Land-use rights
	December 31, 2010	December 31, 2009
	$’000	$’000

Cost	$4,444	$4,297

Accumulated amortization	454	352

Carrying value	$3,990	$3,945

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets, Net (continued)

Land-use rights include $2,742,000 purchased from Resources Group which are located in Liulin County, Shanxi Province and are amortized over fifty years up to August 4, 2055, and $1,702,000 purchased from Resources Group, which are located in Zhongyang County, Shanxi Province and are amortized over fifty years up to May 20, 2055.  Shanxi Coal pledged these land-use rights to Resources Group until such time when the purchase price and interest thereon is fully paid by Shanxi Coal (see Notes 4 and 9).

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $87,000, $86,000 and 85,000, respectively.  The estimated aggregate amortization expense for the five years ending December 31, 2011, 2012, 2013, 2014 and 2015 amounts to approximately $87,000, $87,000, $87,000, $87,000 and $87,000, respectively.

There was no impairment in the value of intangible assets for the years ended December 31, 2010, 2009 and 2008.

8.  Investment, at Cost

On May 14, 2009, Shanxi Coal entered into an agreement of shares transfer with two unrelated individuals to purchase their equity, constituting 18% ownership, in Shanxi Jianhe Coal Industry Limited Company (“Jianhe Coal”) for an aggregate purchase price of $15,152,000. The governmental registration of the share transfer was completed on December 3, 2009 and the purchase price was fully paid as of December 31, 2010.  In addition, under the agreement, the individual, owning the other 82% of Jianhe Coal, guaranteed Shanxi Coal first priority in the right to purchase other shares of Jianhe Coal within the 24-month period following execution of the agreement.   Shanxi Coal will not take part in the operational management of the coal mine but will be paid dividends semiannually based on its 18% ownership in Jianhe Coal, and the dividends declared each year will be no less than 80% of the annual net profits of Jianhe Coal.

The investment was recorded at cost and there was no impairment in the value of investment for the year ended December 31, 2010 and 2009 (see Note 2(h)).

9. Long-term Debt

	December 31, 2010	December 31, 2009
	$’000	$’000

Conveyance loan	$6,500	$7,800
Loan from Mr. Ming Zhao	36,364	-

	42,864	7,800
Less: current portion	(37,664)	(1,300)

Long-term portion	$5,200	$6,500

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (continued)

The conveyance loan is seller-financed, payable over ten years from December 31, 2005 and bears interest at a rate of 6% per annum, payable quarterly.  In the year ended December 31, 2010, Shanxi Coal paid principal of $1,300,000 (2009: $1,300,000, 2008: $1,300,000) and interest of $438,000 (2009: $518,000, 2008: $594,000) to Resources Group.  Shanxi Coal pledged the land-use rights and plant and equipment until such time when the purchase price and interest thereon is fully paid by Shanxi Coal to Resources Group (see Notes 4, 6 and 7).

The loan from Mr. Ming Zhao is unsecured and bears a 6% annual interest rate, in which the interest is payable on a quarterly basis. The term of the loan is 18 months from May 7, 2010. In the year ended December 31, 2010, interest accrued on the loan amounted to $1,412,000.  As of December 31, 2010, the balance of interest payable of $1,232,000 was included in other payables (see Note 4).

The future principal payments under the conveyance loan and the loan from Mr. Ming Zhao as of December 31, 2010 are as follows:

Year Ending December 31,	$’000

2011	37,664
2012	1,300
2013	1,300
2014	1,300
2015	1,300
$42,864

10.  Derivative Warrants

On November 18, 2005, the Company issued $12,500,000 8% unsecured convertible notes due October 31, 2008 and related warrants to purchase shares of common stock of the Company.  The notes are convertible into common stock at $.50 per share over the term of the debt.  As of December 31, 2010, $10,260,000 was converted into 2,931,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, $2,215,000 was redeemed upon maturity, and the remaining $25,000 will be paid off upon the receipt of the original notes from the investors.  The balance of $25,000 is included in other payables in the consolidated balance sheet as of December 31, 2010.   The related warrants to purchase 3,571,429 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, exercisable at $4.2 per share (after adjusting for the 7-to-1 Share Conversion), have a term of five years from the date of issuance.  As of December 31, 2010, 3,492,856 warrants (after adjusting for the 7-to-1 Share Conversion) were exercised into 3,492,856 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.   The remaining 78,573 warrants expired on November 17, 2010.

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

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

The warrants are classified as a derivative liability because they embody an obligation to issue a variable number of shares. Warrants are being amortized over the term of five years using the effective interest method up to November 17, 2010, and the amount amortized in the years ended December 31, 2010, 2009 and 2008 was $nil, $nil and $33,000, respectively.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative warrants transferred to equity in the years ended December 31, 2010, 2009 and 2008 was $7,175,000, $1,369,000 and $nil, respectively.

In conjunction with the issuance of the notes, the placement agent was issued five year warrants, exercisable from November 18, 2005, to purchase 357,143 shares (after adjusting for the 7-to-1 Share Conversion) of common stock of the Company at an exercise price of $4.2 per share (after adjusting for the 7-to-1 Share Conversion).  The warrants issued to the placement agent have the same terms and conditions as the warrants issued to the investors. However, the warrants issued to the placement agent, unlike the warrants issued to the investors, have a cashless exercise feature. With a cashless exercise feature, the warrant holders have the option to pay the exercise price of $4.2 (after adjusting for the 7-to-1 Share Conversion) not in cash, but by reducing the number of common shares issued to them.  As with the warrants related to the notes, the placement agent warrants are classified as a derivative liability and are freestanding derivative financial instruments.  Upon exercise, the pro rata % of the amount actually exercised in relation to the total exercisable is multiplied by the remaining derivative liability, and transferred to equity.  The amount of derivative placement agent warrants transferred to equity in the years ended December 31, 2010, 2009 and 2008 was $230,000, $133,000 and $nil, respectively.  As of December 31, 2010, 354,307 (after adjusting for the 7-to-1 Share Conversion) placement agent warrants were exercised and resulted in the issuance of 250,579 shares (after adjusting for the 7-to-1 Share Conversion) of common stock.  The remaining 2,836 placement agent warrants expired on November 17, 2010.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

The derivative warrants as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	$000	$000

Amount allocated to note warrants	$6,363	$6,363
Placement agent warrants	5,625	5,625
Less: amount transferred to equity upon exercise of note warrants in 2006	(789)	(789)
Less: amount transferred to equity upon exercise of placement agent warrants in 2006	(882)	(882)
Less: amount transferred to equity upon exercise of note warrants in 2007	(1,527)	(1,527)
Less: amount transferred to equity upon exercise of placement agent warrants in 2007	(2,716)	(2,716)
Less: change in fair value in 2005	(700)	(700)
Less: change in fair value in 2006	(1,237)	(1,237)
Add: change in fair value in 2007	343	343
Less: change in fair value in 2008	(394)	(394)
Less: amount transferred to equity upon exercise of note warrants in 2009	(1,369)	(1,369)
Less: amount transferred to equity upon exercise of placement agent warrants in 2009	(133)	(133)
Add: change in fair value in 2009	5,036	5,036
Less: amount transferred to equity upon exercise of note warrants in 2010	(7,175)	-
Less: amount transferred to equity upon exercise of placement agent warrants in 2010	(230)	-
Less: change in fair value in 2010	(215)	-

	$-	$7,620

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Derivative Warrants (continued)

The following table shows (i) the effect of derivative instruments on the statement of financial performance for the year ended December 31, 2010 in accordance with Accounting Standards Update (“ASU”) 2009-05 “Fair Value Measurements and Disclosure (Topic 820)”:

(i) Effect of derivative instruments on the statement of operations

Derivatives not designated as hedging instruments under  ASC 815

	Year ended December 31, 2010
	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives
		$000
Derivative warrants	Derivative unrealized fair value gain	$215
Total		$215

11. Commitments and Contingencies

As of December 31, 2010, the Group leased office premises under an operating lease agreement expiring on December 31, 2013.

The future minimum lease payments under the above-mentioned lease as of December 31, 2010 are as follows:

Year Ending December 31,	$’000

2011	161
2012	161
2013	161

$483

The above future lease payments represent amounts payable to Resources Group (see Note 4).

On December 28, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Anrui Coal Industry Co., Ltd. ("Anrui Coal"), pursuant to which Shanxi Coal will purchase from Anrui Coal all its tangible assets and coal mining rights located in Pinglu County, Shanxi Province. As consideration, Shanxi Coal will pay Anrui Coal an aggregate purchase price of RMB 250 million (approximately $37.43 million) in cash, of which RMB 64.81 million ($9.70 million) is for tangible assets and RMB 185.19 million ($27.73 million) is for the mining rights.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (continued)

On December 28, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Chuntouao Coal Mine ("Chuntouao Coal"), pursuant to which Shanxi Coal will purchase from Chuntouao Coal all its tangible assets and coal mining rights located in Pinglu County, Shanxi Province. As consideration, Shanxi Coal will pay Chuntouao Coal an aggregate purchase price of RMB 140 million (approximately $20.96 million) in cash, of which RMB 32.36 million ($4.84 million) is for Chuntouao Coal's tangible assets and RMB 107.64 ($16.12 million) is for the mining right.

On December 28, 2010, Shanxi Coal entered into a mining right and mining assets transfer agreement with Pinglu County Xiapingcun Coal Mine ("Xiapingcun Coal"), pursuant to which Shanxi Coal will purchase from Xiapingcun Coal all its tangible assets and coal mining rights located in Pinglu County, Shanxi Province. As consideration, Shanxi Coal will pay Xiapingcun Coal an aggregate purchase price of RMB 61.2 million (approximately $9.16 million) in cash, of which RMB 18.53 million ($2.77 million) is for Xiapingcun Coal's tangible assets and RMB 42.67 million ($6.39 million) is for the mining right.

Under each agreement, Shanxi Coal agrees to pay 50% of the purchase price within three days of the execution of the agreement, 40% of the purchase price within 30 days after assets transfer is completed and the mining permits are transferred, and the remaining 10% of the purchase price six months after the completion of transfer. Anrui Coal, Chuntouao Coal and Xiapingcun Coal are the coal mines co-developed under the Investment Cooperation Agreement signed on August 1, 2010 and Supplementary Agreement of Investment Cooperation signed on January 12, 2011 pursuant to which Shanxi Coal is responsible to contribute 40% of the total investment needed for the consolidation and construction of these coal mines.  A new project company named Shanxi Pinglu Dajinhe Anrui Coal Industry Co., Ltd.  (“Dajinhe Anrui Coal”) will hold the assets and mining rights of the above acquired mines (see Notes 4 and 26).

In order to guarantee the performance of the Investment Cooperation Agreement, Shanxi Coal is using its investment to each relevant project company as guarantee to the other co-investors that Shanxi Coal will be responsible for breach of this Agreement in the event that any fraud or gross negligence by Shanxi Coal causes loss by such project company.

In March 2010, Shanxi Coal received an approval from the Shanxi provincial government to acquire and consolidate four additional coking coal mines in Huozhou County, Shanxi Province, including Jianhe Coal. Shanxi Coal has the government’s permission to acquire and consolidate the four coal mines into one, which could increase the total annual capacity of target coal mines from current accumulated 720,000 MT to 900,000 MT per year.  As of December 31, 2010, Shanxi Coal has acquired 18% equity ownership of Jianhe Coal (see Note 8) but has not entered into any definitive agreements for the acquisition of the other three coal mines.

12.  Sale of Common Shares

On February 18, 2010, the Company completed the offering and sale of 2,855,652 shares of the Company’s common stock, par value $0.001 per share pursuant to an underwriting agreement with Brean Murray, Carret & Co., LLC and Newbridge Securities Corporation dated February 11, 2010.  The shares were sold to the public at a price of $4.75 per share.  The Company granted the underwriters a 30-day option to purchase an aggregate of 428,348 additional shares of common stock.  On February 16, 2010, the underwriters exercised the option in full.  The net proceeds to the Company were approximately $14.5 million after deducting underwriting commissions and estimated expenses payable by the Company associated with the offering.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Sale of Common Shares (continued)

On December 13, 2010, the Company completed the offering and sale of 7,850,000 shares of the Company’s common stock, par value $0.001 per share pursuant to an underwriting agreement with Macquarie Capital (USA) Inc. and Brean Murray, Carret & Co., LLC dated December 8, 2010.  The shares were sold to the public at a price of $12 per share.  The Company granted the underwriters a 30-day option to purchase an aggregate of 1,150,000 additional shares of common stock.  On December 16, 2010, the underwriters exercised the option in full.  The net proceeds to the Company were approximately $101.5 million after underwriting discounts and before expenses.

13.  Noncontrolling Interests

Noncontrolling interests  represented the interests of Mr. Ming Zhao and Mr. Gao in the following coal mines in accordance with the Investment Cooperation Agreement dated August 1, 2010 (see Notes 4 and 6):

December 31, 2010
$’000

Xuhutuo Coal (Jinmen Coal)	11,435
Daqi Coal (Jinmen Coal)	6,018
Renling Coal (Jinyi Coal)	18,707
Donggou Coal (Jinyi Coal)	7,045

$43,205

The coal mining business did not commence any operations and accordingly no comprehensive income was attributable to the noncontrolling interests in the year ended December 31, 2010.

14. Profit Appropriation

In accordance with PRC regulations, Shanxi Coal is required to make appropriations to the statutory surplus reserve fund, based on 10% of the after-tax net income determined in accordance with PRC GAAP, until the reserve fund is equal to 50% of the entity’s registered capital. Appropriation to the statutory public welfare fund is voluntary and Shanxi Coal appropriated 5% of the after-tax net income determined in accordance with PRC GAAP.  Statutory surplus reserve is established for the purpose of remedying Shanxi Coal’s losses, expanding operations, or increasing registered capital, and is non-distributable other than in liquidation.  For the year ended December 31, 2010, transfer to statutory surplus reserve fund and statutory public welfare fund amounted to $4,202,000.

15. Interest Expense

Interest expense for the year ended December 31, 2010 includes a $1,412,000 (2009: $nil, 2008: $nil) interest payment for the 6% loan from Mr. Ming Zhao, a $438,000 (2009: $518,000, 2008: $594,000) interest payment for the 6% loan from Resources Group for the purchase of the Liulin and Zhongyang plants, and a $nil (2009: $nil, 2008: $169,000) interest payment for the 8% convertible notes.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Debt Financing Costs

Debt financing costs for the year ended December 31, 2008 include amortization of discount on convertible notes and warrants of $399,000, and penalty for the delay in getting the registration statement effective by March 17, 2006 of $379,000.

17. Derivative Unrealized Fair Value Gain/(Loss)

Derivative unrealized fair value gain of $215,000 in the year ended December 31, 2010 (2009: derivative unrealized fair value loss of $5,036,000, 2008: derivative unrealized fair value gain of $394,0000) represents the change in fair value of the derivative warrants (see Note 10).

18.   Other Income/(Expense)

Other income of $59,000 in the year ended December 31, 2009 represented the interest payments unclaimed by the convertible note investors. Other expense of $719,000 in the year ended December 31, 2008 represents the donation for earthquake rescue efforts in Sichuan Province, PRC.

19. Taxation

No provision for taxation has been made for Puda, BVI and Putai for the years ended December 31, 2010, 2009 and 2008, as they did not generate any taxable profits during these periods.

Pursuant to the PRC Income Tax Laws, Shanxi Coal is subject to enterprise income tax at a statutory rate of 25%.

Details of income taxes in the statements of operations are as follows:

	Years ended December 31,
	2010	2009	2008
	$’000	$’000	$’000

Current year provision	$9,175	$3,650	$6,417

A reconciliation between taxes computed at the operating company’s statutory rate of 25% and the Group’s effective tax rate is as follows:

	Years ended December 31,
	2010	2009	2008
	$’000	$’000	$’000

Income before income taxes	$32,703	$9,131	$23,478

Income tax on pretax income at statutory rate	8,174	3,105	7,982
Tax effect of expenses that are not deductible in determining taxable profits	408	1,575	417
Tax effect of income that is not taxable in determining taxable profits	(73)	-	(134)
Effect of different tax rates of companies operating In other jurisdictions	(199)	(1,392)	(2,264)
Change in valuation allowance	865	362	416

Income tax at effective rate	$9,175	$3,650	$6,417

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Taxation (continued)

As at December 31, 2010 and 2009, the Group had accumulated net operating loss carryforwards of approximately $11,427,000 and $8,508,000, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the US net operating loss carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2010 and 2009.   The net operating loss carryforwards expire in years 2015, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029 and 2030 in the amounts of $1,411,000, $132,000, $394,000, $153,000, $371,000, $321,000, $2,492,000, $1,869,000, $1,709,000 and $1,067,000 and $1,508,000, respectively.

The Group has no intention to distribute earnings in the foreseeable future, and therefore no US tax liability has been accrued on undistributed earnings.

At December 31, 2010 and 2009, deferred tax assets consist of:

	December 31, 2010	December 31, 2009
	$’000	$’000

Net operating loss carryforwards	$3, 759	$2,893
Less: Valuation allowance	(3,759)	(2,893)

Net	$-	$-

20. Basic and Diluted Weighted Average Number of Shares

	Years ended December 31,
	2010	2009	2008

Basic weighted average number of shares (after adjusting for the 7-to-1 Share Conversion)	20,114,316	15,409,726	15,184,086
Issuance of directors/employees shares (after adjusting for the 7-to-1 Share Conversion)	114,476	183,475	44,864

Diluted weighted average number of shares	20,228,792	15,593,201	15,228,950

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

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
			$’000
Balance at January 1, 2008	-	$-
Granted	44,867	$2.18
Vested	(22,434)	$2.18	$49

Balance at December 31, 2008	22,433	$2.18
Granted	166,331	$7.06
Vested	(28,099)	$4.06	$114

Balance at December 31, 2009	160,665	$6.91

Granted	46,531	$8.88
Vested	(75,934)	$7.15	$543

Balance at December 31, 2010 (granted but not vested)	131,262	$7.47

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Equity incentive plan (continued)

A summary of share-based awards available for grant is as follows:

Restricted Stock Units

Balance at January 1, 2008	-
Shares reserved	714,286
Granted	(44,867)

Balance at December 31, 2008	669,419
Granted	(166,331)

Balance at December 31, 2009	503,088

Granted	(46,531)

Balance at December 31, 2010 (available for grant)	456,557

22. Stock Compensation

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

On August 11, 2008 and December 11, 2008, the Company granted Mr. Ming Zhao 2,857 and 5,715 shares (after adjusting for the 7-to-1 Share Conversion) of common stock, respectively.  The shares granted vested on the dates that were the one-year anniversary of their respective grant dates. Such grants are subject to the restricted stock unit grant agreements under the 2008 Plan.

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

The stock compensation expenses for the year ended December 31, 2010, 2009 and 2008 were as follows:

	Years ended December 31,
	2010	2009	2008
	$’000	$’000	$’000

Stock compensation expense	$926	$234	$74

23. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

At December 31, 2010 and 2009, the Group has a credit risk exposure of uninsured cash in banks of approximately $156,066,000 and $19,874,000, respectively.  The Group does not require collateral or other securities to support financial instruments that are subject to credit risk.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Concentrations and Credit Risk (continued)

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2010 and 2009, respectively:

Customers	December 31, 2010		December 31, 2009
	$’000%		$’000%

Customer A	$-	-	$2,542	10

24. Black Lung Benefits

In the United States of America, companies are responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung).  In the PRC, there is no such special Act or regulatory requirement to cover occurrences of coal worker’s black lung. The Group provides no provision for its workers’ black lung benefits inasmuch as the aforesaid Act does not apply to the Group.

25. Segment Information

The Company has two segments, coal washing business and coal mining business.  For the coal mining business, in May, 2009, the Company acquired 18% equity ownership in Jianhe Coal (see Note 8).  In June, 2010, the Company completed the acquisition of Da Wa Coal and Guanyao Coal (see Note 6).  In December 2010, the Company completed the acquisition of Xuhutuo Coal, Daqi Coal, Renling Coal and Donggou Coal (see Note 6). As of December 31, 2010, these coal mines are in the process performing geological studies and reconstruction and production has not started.  All revenues, depreciation and amortization expenses and income taxes for the years ended December 31, 2010, 2009 and 2008 in the consolidated statement of operations were for coal washing business.  The operating income, interest expense, net income and total assets of the two segments are as follows:

	2010	2009	2008
	$’000	$’000	$’000
Operating income
- Coal washing	$37,955	$15,704	$27,145
- Coal mining	(213)	-	-
- Corporate (unallocated)	(3,618)	(1,167)	(2,207)

Total	$34,124	$14,537	$24,938

Interest expense
- Coal washing	$438	$518	$763
- Coal mining	1,412	-	-

Total	$1,850	$518	$763

Net income(loss)
- Coal washing	$28,557	$6,500	$19,581
- Coal mining	(1,625)	-	-
- Corporate (unallocated)	(3,404)	(1,019)	(2,520)

Total	$23,528	$5,481	$17,061

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Segment Information (continued)

	December 31, 2010	December 31, 2009
	$’000	$’000
Total assets
- Coal washing	$74,059	$70,374
- Coal mining	135,867	20,909
- Corporate (unallocated)	156,171	19,918

Total	$366,097	$111,201

26. Subsequent Events

On January 10, 2011, Shanxi Coal entered into a Supplementary Agreement of Investment Cooperation (the "Supplementary Agreement") with Mr. Ming Zhao and Mr. Gao. The Supplementary Agreement amends and supplements that certain Agreement of Investment Cooperation (the "Agreement") among the same parties, dated August 1, 2010.  Pursuant to the Agreement, the parties will purchase, consolidate and co-develop six coal mines in Phase II of the Pinglu Project. Pursuant to the Supplementary Agreement, the parties will include the Pinglu County Xiapingcun Coal Mine, a coal mine which was not initially contemplated to be acquired as part of Phase Two of the Pinglu Project, in Phase Two of the Pinglu Project and place the entire mining assets of Xiapingcun Coal Mine into Anrui, a project company established to hold the assets of certain coal mines acquired by Shanxi Coal, under Phase Two of the Pinglu Project (see Notes 6 and 11).

Shanxi Coal closed mining rights and mining assets transfer agreements dated December 28, 2010 with Anrui Coal, Xiapingcun Coal, and Chuntouao Coal on February 17 2011, February 18 2011, and February 22, 2011, respectively.  As of the date this report, Shanxi Coal has paid 90% of the purchase price under each agreement and the remaining 10% will be due six months after the completion of the transfer (see Note 11).

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant

The condensed financial information of Registrant includes the balance sheets as at December 31, 2010 and 2009, and the statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008.

Balance Sheet-Parent Company Only
(In thousands of United States dollars)
	Note(s)	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$3,577	$1,576

Total current assets		3,577	1,576

INVESTMENTS IN SUBSIDIARIES		103,931	78,184

TOTAL ASSETS		$107,508	$79,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable		55	155
Accrued expenses		795	388
Derivative warrants	10	-	7,620

Total current liabilities		850	8,163

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $0.01, issued and outstanding None		-	-
Common stock, authorized 150,000,000 shares, par value $0.001, issued and outstanding 30,022,856 shares (2009: 15,828,863)		30	15
Paid-in capital		141,994	104,729
Accumulated deficit		(35,366)	(33,147)

Total stockholders’ equity		106,658	71,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$107,508	$79,760

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant (continued)

Statement of Operations-Parent Company Only
(In thousands of United States dollars)

		Years ended December 31,
	Note(s)	2010	2009	2008

Revenue:

Share of earnings from investment in subsidiaries		$25,747	$11,818	$18,744

Total revenue		25,747	11,818	18,744

General and administrative expenses		2,434	1,360	1,130

Income from operations		23,313	10,458	17,614

Interest expense	15	-	-	(169)

Debt financing costs	16	-	-	(778)

Derivative unrealized fair value gain/(loss)	10, 17	215	(5,036)	394

Other income		-	59	-

Net income		$23,528	$5,481	$17,061

No cash dividends were received from the subsidiaries for the years ended December 31, 2010, 2009 and 2008.

PUDA COAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Condensed Financial Information of Registrant (continued)

Statement of Cash Flows-Parent Company Only
(In thousands of United States dollars)

	Years ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,528	$5,481	$17,061
Adjustments to reconcile net income to net cash provided by operating activities
Share of earnings from investment in subsidiaries	(25,747)	(11,818)	(18,744)
Amortization of discount on convertible notes and warrants	-	-	399
Derivative unrealized fair value (gain)/loss	(215)	5,036	(394)
Stock compensation expense	926	234	74
Issue of common stock for penalty	-	-	379
Changes in operating assets and liabilities:
Advance from subsidiary	-	564	3,219
(Decrease)/increase in other payable	(100)	(102)	812
Increase in accrued expenses	506	107	11
Decrease in restricted cash	-	-	233

Net cash (used in)/provided by operating activities	(1,102)	(498)	3,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(120,120)	-	-
Payment for the purchase of equity interest in Shanxi Coal	-	-	(893)

Net cash used in investing activities	(120,120)	-	(893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	-	-	(2,015)
Issue of common share for public offering	115,845	-	-
Exercise of warrants	7,378	1,878	-

Net cash provided by/(used in) financing activities	123,223	1,878	(2,015)

Net increase in cash and cash equivalents	2,001	1,380	142
Cash and cash equivalents at beginning of year	1,576	196	54

Cash and cash equivalents at end of year	$3,577	$1,576	$196

Supplementary cash flow information:
Cash paid during the year for:
Interest	$-	$-	$169
Income taxes	$-	$-	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change in and no disagreement with accountants on any accounting and financial disclosure matters during fiscal year 2010.

Item 9A. Controls and Procedures

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

In connection with the preparation of this annual report on Form 10-K for the fiscal year ended December 31, 2010, an evaluation was performed by our management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report.

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

(b)           Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2010 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2010 was effective.

Attestation Report of Independent Registered Public Accounting Firm

 The effectiveness of Puda’s internal control over financial reporting as of December 31, 2010 has been audited by Moore Stephens, an independent registered public accounting firm. The related report to the shareholders and the Board of Directors of Puda appears on the next page of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Puda Coal, Inc.

We have audited the internal control over financial reporting of Puda Coal Inc. and its subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, changes in equity and cash flows for the year then ended,  and our report dated March 16, 2011 expressed an unqualified opinion thereon.

Moore Stephens

Certified Public Accountants
Hong Kong

March 16, 2011

(b)           Changes in Internal Control over Financial Reporting

During the period covered by this annual report on Form 10-K, we further improved the internal control function throughout our Company and our culture regarding control consciousness by the following steps: We have (i) redesigned control procedures with standard documentation for review and authorization in the purchase, sales and payroll transactions cycles, (ii) implemented a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (iii) established better monitoring controls at the corporate accounting, factory operation and anti-fraud levels. We believe that the actions we have taken have improved our internal control over financial reporting, as well as our disclosure controls and procedures such that, as of December 31, 2010, no material weakness exists in our disclosure controls and procedure or internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

 Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the names and ages of our directors and executive officers and the positions they hold at Puda.

NAME	AGE	POSITION
Ming Zhao	38	Chairman
Liping Zhu	56	Chief Executive Officer
Qiong Wu	36	Chief Financial Officer
Pengxiang Lang	40	Chief Operating Officer
Lawrence S. Wizel	68	Director
C. Mark Tang	46	Director
Jianfei Ni	64	Director

Management Biographies

Ming Zhao has been the co-founder, Chairman and CEO of Shanxi Coal since 1995.  . Mr. Zhao was appointed Chief Executive Officer, President and Chairman of the board of directors of Puda on July 15, 2005. He ceased to be its CEO on June 25, 2008 and currently serves as Chairman. He is the brother of Mr. Yao Zhao, our 6.34% shareholder and a manager of our coal washing plants.  Mr. Zhao’s extensive experience in the coal production industry, as well as his in-depth knowledge of the Company, including its business, strategy, marketplace, competition, operations and employees, as a founder of the Company and through his former position as the CEO, enables him to make critical contribution as a member of our board.

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

Qiong (Laby) Wu became CFO of the Company effective on July 23, 2008. Before Ms. Wu joined the Company, she was CFO and Vice President of Financing and Investor Relations at Sinoenergy Corporation (Nasdaq CM: SNEN) since 2006, which is a manufacturer of compressed natural gas (“CNG”) vehicle and gas station equipment and a designer, developer and operator of retail CNG filling stations in the PRC. Ms. Wu was employed at Ernst & Young Hua Ming Accounting Firm as a Senior Auditor from 2004 to 2006. From 2000 to 2004, Ms. Wu was a Manager and Tax Consultant at HLB-Beijing Yongtuo CPAs, responsible for financial audits and internal control design.  None of the companies that Ms. Wu was employed by is a parent, subsidiary or otherwise an affiliate of the Company.

Pengxiang Lang became the Company’s Chief Operating Officer on March 12, 2009.  Prior to his involvement with the Company, Mr. Lang served as vice president in charge of operations of Shanxi Coal from 2002 to March, 2009.  From 2000 to 2002, he was general manager of Rudi Science Industry & Trade Co., Ltd.  Prior to that, he served as the representative officer of Shanxi Coking Coal Group’s Tianjian Representative Office and vice general manager of Shanxi Coking Coal Group’s Taiyuan subsidiary from 1994 to 1999.  Mr. Lang obtained his Master of Business Administration from Tianjin Commercial College.

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

Other Significant Employees

Yao Zhao, the manager of coal washing plants of Shanxi Coal and former Chief Operating Officer of Puda, was one of the two co-founders of Shanxi Coal. He was appointed to be Chief Operating Officer of Shanxi Coal and manager of its coal washing plants in 1999, and Chief Operating Officer of Puda on July 15, 2005.  He resigned from the Chief Operating Officer position in November 2006.  Mr. Yao Zhao also serves as an executive officer, and currently is a 75% owner of Jucai Coal.  Mr.Yao Zhao is the brother of Mr. Ming Zhao, our Chairman of our board of directors.

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

Board Leadership Structure and Risk Oversight

Mr. Ming Zhao has served as Chairman of our board of directors since our inception and had also served as our CEO since our inception until June 25, 2008. Our board leadership structure is commonly utilized by public companies with all or substantially all of their operations in China, and we believe that this leadership structure has been effective for us.  Having our former CEO and our co-founder serve as Chairman of the board shows our employees, customers and other constituencies that we are under strong leadership, with strong continuity in our business, strategy and the management of our operations. We also believe that this eliminates the potential for duplication of efforts and inconsistent actions.

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

To the Company’s knowledge, all of the Section 16 filing requirements were satisfied for 2010.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Objectives

The primary objectives of our compensation programs are to attract, motivate and retain talented and dedicated executive officers. Additionally, our compensation programs are designed to reward good work in connection with the achievement of corporate performance goals (as described below).

Prior to the establishment of our compensation committee in October 2007, our executive compensation decisions were made by our board of directors with the consultation of our executive officers. On October 25, 2007, we established a compensation committee consisting of three members,  Jianfei Ni (Chairman), C. Mark Tang and Lawrence S. Wizel. All three members are “independent directors” as that term defined by the NYSE Amex rules and “non-employee directors” under Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934. Our board of directors adopted a compensation committee charter, which is filed as Exhibit 3.01 to the Form 8-K filed on October 25, 2005. To the full extent permitted by applicable law, the compensation committee exercises the powers and duties as set forth in the compensation committee charter. The compensation committee determines the compensation for our directors, CEO and other executive officers, employees, consultants and advisors, reports annually to our stockholders on executive compensation matters, administers our equity-based and other compensation plans, if any, and takes or cause to be taken such other actions and address such other matters as the board of directors may from time to time authorize the compensation committee to undertake or assume responsibility for.

We judge whether our compensation programs have met their goals by whether they have attracted and retained talented and dedicated executives and whether the response from executives is that their overall compensation causes them to feel dedicated to our corporate goals and motivated to perform at highest level.

Compensation Policies in Determination of Compensation

Consultants and Benchmarks

We did not retain any compensation consultant to design or review our compensation policies and procedures in 2010. We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers by taking into account our own corporate goals and performance and local practice in China as well as the general pay level of Chinese companies listed in the U.S.; however, we did not use any specific benchmark companies in connection with the determination of our 2010 compensation.

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

Elements of Compensation

Our executive compensation consists of the following elements:

Base salary

Our Compensation Committee, which was established in July 2007, reviewed and set the base salary level for each executive officers for year 2010 by taking into account our own operating goals and performance and local practice in China, we also refer to the general pay level of executive officers of those companies listed in the U.S.

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

On November 6, 2009, the Compensation Committee approved the grant of restricted stock units to certain officers and employees of the Company and its subsidiary, Shanxi Coal, including without limitation, Mr. Liping Zhu, Chief Executive Officer and President, and Ms. Qiong Wu, Chief Financial Officer, under the 2008 Plan.  The Company granted Mr. Zhu and Ms. Wu 15,000 and 30,000 shares of common stock of the Company, respectively.  The shares granted to each of Mr. Zhu and Ms. Wu will vest 40% upon the date that is one-year anniversary of the grant date (November 6, 2009), 30% upon the date that is two-year anniversary of the grant date, and 30% upon the date that is three-year anniversary of the grant date.

On August 10, 2010, the Compensation Committee approved the grant of restricted stock units to certain officers of the Company and its subsidiary, Shanxi Coal, under the 2008 Plan.  The Company granted Mr. Ming Zhao, Mr. Zhu, Ms. Wu, and Mr. Pengxiang Lang (COO), 15,000, 5,000, 5,000 and 5,000 shares of common stock of the Company, respectively.  The shares will be vested on the one-year anniversary of the grant date.

Retirement and/or Deferred Compensation

We do not provide any retirement or deferred compensation to any of our named executives.

Summary Compensation Table

The following table sets forth information concerning all compensation paid to our named executive officers during the last three completed fiscal years as a registrant. No other executive officer received a total compensation that exceeded $100,000 during 2008, 2009 or 2010.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)		Other Annual Compensation ($)	Total ($)(1)
Liping Zhu	2010	100,000	46,750	(2)		146,750
p(President and Chief Executive Officer)	2009	32,992	107,400	(2)		140,392
	2008	38,571			1,145	39,716
Qiong Wu	2010	135,033	46,750	(2)		181,783
(Chief Financial Officer	2009	90,922	214,800	(2)		305,722
and Company Secretary)	2008	50,000			1,410	51,410

(1)
All compensations were paid in Reminbi but are reported in U.S. dollars. The currency conversion ratio we used to report the compensation in the table is 6.7696, which is the average conversion ratio for fiscal year 2010, consistent with the conversion ratio we used in our consolidated financial statements for the fiscal year ended December 31, 2010.

(2)	Represents aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718.

Grants of plan-based awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)		Grant Date Fair Value of Stock and Option Awards ($) (1)
Liping Zhu	8/10/2010	5,000	(2)	46,750
Qiong Wu	8/10/2010	5,000	(2)	46,750

(1)	The grant date fair value of each equity award computed in accordance with FASB ASC Topic 718.
(2)
The grant date fair value of each equity award computed in accordance with FASB ASC Topic 718. The shares were granted to each of Mr. Zhu and Ms. Wu at August 10, 2010, (the “grant date”). The shares will vest one-year anniversary of the grant date.

Stock Vested Table

	Number of
	Shares	Value
	Acquired on	Realized on
	Vesting	Vesting
Name	(#)	($) (1)

Liping Zhu	6,000	42,960
Qiong Wu	12,000	85,920

(1)
The grant date fair value of the vested shares computed in accordance with FASB ASC Topic 718. The shares were granted to each of Mr. Zhu and Ms. Wu at November 6, 2009, (the “grant date”). The shares will vest 40% upon the date that is one-year anniversary of the grant date, 30% upon the date that is two-year anniversary of the grant date, and 30% upon the date that is three-year anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Liping Zhu	-	-	9,000	(1)	64,440	(3)
Qiong Wu	-	-	18,000	(1)	128,880	(3)
Liping Zhu	-	-	5,000	(2)	46,750	(3)
Qiong Wu	-	-	5,000	(2)	46,750	(3)

(1)
The shares were granted to each of Mr. Zhu and Ms. Wu at November 6, 2009, (the “grant date”). The shares will vest 40% upon the date that is one-year anniversary of the grant date, 30% upon the date that is two-year anniversary of the grant date, and 30% upon the date that is three-year anniversary of the grant date.

(2)	The shares were granted to each of Mr. Zhu and Ms. Wu at August 10, 2010, (the “grant date”). The shares will vest one-year anniversary of the grant date.

(3)	Market price of unvested shares owned as of December 31, 2010.

(4)	The aggregate fair value of equity awards was computed in accordance with FASB ASC Topic 718 at grant dates.

Pension Benefits and Non-Qualified Deferred Compensation

We did not provide any other retirement or deferred compensation to any of our named executive officers in fiscal year 2010.   None of our named executive officers had any post termination or change of control benefits.

Compensation of Directors

Our non-employee directors are compensated in accordance with their director contracts with the Company, which includes stock, and cash compensation.  Non-employee directors are also reimbursed for reasonable expenses incurred in attending board and committee meetings.

The Company does not have termination or change of control agreements with directors, nor are there any prerequisites or life insurance premium payments to the directors.

Director Compensation Table

The following table summarizes the amounts of compensation received by the directors for the fiscal year 2010:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Total ($)
Ming Zhao	26,723	(2)	—		26,723
Lawrence Wizel	44,000	(3)	28,500	(4)	72,500
C Mark Tang	27,500	(5)	20,000	(6)	47,500
Jianfei Ni	2,500	(7)	28,500	(8)	31,000

(1)	Represents worth of shares of common stock in dollar amount, calculated based on the closing price of the Company’s common stock on the grant date.

(2)	Represents the annual cash fee to Mr. Zhao earned from January 1, 2010 to December 31, 2010.

(3)	$20,000 cash fee to Mr. Wizel was earned on February 11, 2010; $24,000 was earned on August 11, 2010.

(4)	$12,500 of the stock awards to Mr. Wizel was vested on February 11, 2010 and $16,000 of the stock awards to Mr. Wizel was vested on August 11, 2010.

(5)	$12,500 annual cash fee to Mr. Tang was earned on April 9, 2010; $15,000 was earned on October 9, 2010.

(6)	$7,500 of the stock awards to Mr. Tang was vested on April 9, 2010 and $12,500 of the stock awards to Mr. Tang was vested on October 9, 2010.

(7)	50% of annual cash fee of $5,000 to Mr. Ni was earned on August 11, 2010.

(8)	$12,500 of the stock awards to Mr. Ni was vested on February 11, 2010 and $16,000 of the stock awards to Mr. Ni was vested on August 11, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on March 7, 2011, for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At March 7, 2011, we had 30,022,856 shares of our common stock outstanding.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Beneficial Ownership %
Ming Zhao, Former President and CEO; Chairman of the Board	7,594,290	25.30
Yao Zhao	1,902,430	6.34
Liping Zhu, President and CEO	11,000	0.04	.
Qiong Wu, CFO	17,000	0.06
Lawrence S. Wizel, director	18,404	0.06
C. Mark Tang, director	17,734	0.06
Jianfei Ni, director	16,618	0.06

All executive officers and directors as a group	9,577,476	31.92

(1)	Address is c/o Shanxi Puda Coal Group Co., Ltd. 426 Xuefu Street, Taiyuan, Shanxi Province, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dividend Payments. In 2005, Shanxi Coal declared dividends equals to $1,715,470, payable to Mr. Ming Zhao (80%) and Mr. Yao Zhao (20%), of which $543,470 was paid in 2005 and $1,172,000 was paid on October 17, 2008. In September 2008, Shanxi Coal declared dividends of $1,170,754 to its shareholders, of which $1,053,678 is payable to Putai, the 90% equity owners of Shanxi Coal, and $93,661 is payable to Mr. Ming Zhao who is an 8% owner and $23,415 is payable to Mr. Yao Zhao, who is a 2% owner of Shanxi Coal .  As of the date of this report, the declared dividend is not paid.

Coal Supply. We currently obtain raw coal supply from a diversified pool of local Liulin County coal mines, including Jucai Coal, a coal mine that is owned 75% by Mr. Yao Zhao. Jucai Coal supplies raw coal to both Shanxi Coal and other unrelated parties. In 2010 we purchased 284,628 MT of raw coal from Jucai Coal, which represents 9% of our total raw coal purchase in 2010 in terms of tonnage. The dollar value of the sales to us by Jucai in 2010 was $26,670,000, and as a 75% owner of Jucai Coal, Mr. Yao Zhao, our Chairman’s brother, had personal interest in the transaction of approximately $20,003,000.

Headquarters Lease. In 2001, Shanxi Coal entered into agreements with Resources Group, an entity owned 80% by Mr. Ming Zhao and 10% by Mr. Yao Zhao, to lease an office and certain equipment. In 2010, the rent expense paid to Resource Group was $161,000, and as an 80% owner and 10% owner of Resources Group, Mr. Ming Zhao and Mr. Yao Zhao had interest of $128,800 and $16,100 in the lease, respectively.

Warehouse Facility. Resources Group also has a large storage facility in Liulin County near Shanxi Coal’s Shanxi Liuling Dongqiang Plant which holds cleaned coal processed from our cleaning facilities. The storage facility has a railway dock and spur with access to local rail. It is permitted to use this facility rent-free.

Acquisition of Shanxi Coal. On September 13, 2007, Putai exercised the Option to acquire 90% of the total registered capital of Shanxi Coal at an acquisition price of RMB20,250,000 (approximately $2,692,000), pursuant to the Exclusive Option Agreement.  Upon the Option exercise, Putai entered into a Share Transfer Agreement with the owners of Shanxi Coal, Mr. Ming Zhao and Mr. Yao Zhao, respectively.  Pursuant to the Share Transfer Agreements, Putai agrees to acquire 72% of the total registered capital of Shanxi Coal from Mr. Ming Zhao at a purchase price of RMB16,200,000 (approximately $2,154,000) and 18% of the total  registered capital of Shanxi Coal from Mr. Yao Zhao at a purchase price of RMB4,050,000 (approximately $538,000).  The acquisition price of $2,692,000 was fully paid as of December 31, 2008.  After the acquisition, Putai became a 90% owner of Shanxi Coal, and the Exclusive Option Agreement, Exclusive Consulting Agreement, Operating Agreement, Technology License Agreement and Authorization, each entered into on June 24, 2005, among Putai, Shanxi Coal, Mr. Ming Zhao and Mr. Yao Zhao, were terminated.  The acquisition of Shanxi Coal was recommended by our audit committee and was approved by all independent members of our board of directors.  The Zhao brothers did not participate or vote on the decision to acquire Shanxi Coal.

Conflict of Interest. Mr. Ming Zhao and Mr. Yao Zhao may have, or may develop in the future, conflicts of interest with us.  First, the loan used to finance our facility expansions is held by Resources Group, a company which is owned by the Zhaos. It could be in their economic interest to cause us to default on the payment of the loan with Resources Group since Resources Group could acquire the assets which are subject to the lien as a result of enforcement of the lien after a default.  In addition, Putai owes Mr. Ming Zhao a principal amount of RMB240 million (US$36.4 million) plus quarterly interest pursuant to a loan agreement dated May 7, 2010, which loan proceeds were used to increase Shanxi Coal’s registered capital to the level required by the Shanxi government to be a coal mine consolidator. It could be in Mr. Ming Zhao’s economic interest to cause us to default on the loan as Mr. Ming Zhao would be entitled to an additional 5% penalty interest on top of the 6% regular interest under the loan.  With the combined ownership of us of 31.64% by Mr. Ming Zhao and his brother Mr. Yao Zhao, and the position of Mr. Ming Zhao as our Chairman of the Board, he can to a large extent control the actions which we take. Second, Mr. Ming Zhao is a party to the Investment Cooperation Agreement and Supplementary Investment Cooperation Agreement we entered into on August 1, 2010 and January 10, 2011, respectively, in which Mr. Ming Zhao will contribute 30% of the equity investment needed for acquiring and developing seven mines under the Pinglu Project, and will be entitled to economic benefits and will bear losses that are proportionate to his equity contribution.  If Mr. Ming Zhao does not make the required contribution or otherwise does not perform according to the agreement, our coal mining project could be materially impacted, and our recourse against Mr. Ming Zhao may be limited given Mr. Ming Zhao’s control over our Company. In addition, they also control the mines from which we get most of our coal. By limiting or eliminating our coal supply, they could materially adversely impact our production and revenue, which in turn could cause us to default on our loans to Resources Group and Mr. Ming Zhao.

As of December 31, 2010 and 2009, the Group had the following amounts due from/to related parties:

	December 31, 2010	December 31, 2009
	$’000	$’000
Advance to Shanxi Liulin Jucai Coal Industry Co., Limited (“Jucai Coal”), a related company with a common owner	$1,055	$1,020

Other receivable from Mr. Ming Zhao, chairman and shareholder of Puda	$2,224	$-

Other receivable from Mr. Jianping Gao, our investment partner for Coal mines	2,224	-

	$4,448	$-

Other payable to Shanxi Puda Resources Group Limited (“Resources Group”), a related company with common owners	$823	$795

Other payable to Mr. Ming Zhao	1,232	-

Other payable to Mr. Yao Zhao, manager and shareholder of Puda	-	236

	$2,055	$1,031

Loan payable to Resources Group -current portion	$1,300	$1,300
Loan payable to Mr. Ming Zhao	36,364	-

	$37,664	$1,300

Loan payable to Resources Group -long-term portion	$5,200	$6,500

The balances, except for the loan payable to Resources Group and Mr. Ming Zhao, are unsecured, interest-free and there are no fixed terms for repayment.

The balance payable to Resources Group of $823,000 includes $901,000 of professional and regulatory charges related to the public listing paid by Resources Group on behalf of the Company, netted against other receivables of $78,000 due from Resources Group.

In 2001, Shanxi Coal entered into agreements with Resources Group to lease office premises.  In the years ended December 31, 2010, 2009 and 2008, rental expenses paid to Resources Group were $161,000, $158,000 and $7,000, respectively.

In the years ended December 31, 2010, 2009 and 2008, Shanxi Coal purchased raw coal from Jucai Coal in the amounts of $26,670,000, $15,055,000 and $16,083,000, respectively.

On November 17, 2005, Shanxi Coal entered into a coal supply agreement with Jucai Coal, for a term of 10 years, pursuant to which Shanxi Coal has priority to Jucai Coal’s high grade metallurgical coking coal supply over Jucai Coal’s other customers.  Under the terms of the agreement, Shanxi Coal receives a discount of approximately RMB 30 (approximately $4) to RMB 50 (approximately $7) per metric ton of coal from the price Jucai Coal charges to its other customers.

On November 17, 2005, Shanxi Coal entered into two conveyance agreements with Resources Group.  The two agreements transfer two new coal washing plants, related land-use rights and coal washing equipment in Liulin County and Zhongyang County, Shanxi Province.  The Liulin County plant has an annual clean coal washing capacity of 1.1 million MT while the Zhongyang County plant has an annual clean coal washing capacity of 1.2 million MT.  The Liulin County plant, land-use rights and related equipment were purchased for a cost of $5,800,000.  The Zhongyang County plant, land-use rights and related equipment were purchased for a cost of $7,200,000.  Each conveyance agreement provides that the purchase price paid by Shanxi Coal to Resources Group, which totals $13,000,000, should be amortized over ten years from December 31, 2005 and bears interest at a rate of 6% per annum payable quarterly.  In the year ended December 31, 2010, Shanxi Coal paid principal of $1,300,000 (2009: $1,300,000, 2008: $1,300,000) and interest of $438,000 (2009: $518,000, 2008: $594,000) to Resources Group.  Shanxi Coal pledged the land use rights, plant and equipment of the plants to Resources Group until such time when the purchase price and interest thereupon is fully paid by Shanxi Coal to Resources Group. If Shanxi Coal fails to pay the principal or interest of the purchase price of the plants financed by Resources Group in full when due, the properties acquired by Shanxi Coal, which have been pledged to Resources Group as collateral, are revertible to Resources Group.

On December 11, 2009, Shanxi Coal entered into mining rights and mining assets transfer agreements for the acquisition of two coal mines in Pinglu County, Shanxi Province.  Shanxi Coal’s obligation for payment under the agreements is guaranteed by Mr. Ming Zhao.

On May 7, 2010, Putai and Mr. Ming Zhao signed a loan agreement, pursuant to which, Putai borrowed from Mr. Ming Zhao RMB 240 million ($36,364,000) . The loan is unsecured and bears a 6% annual interest rate, in which the interest is payable on a quarterly basis, subject to certain adjustments to be agreed upon by the parties if such adjustments are necessary in light of the official interest rate of the PRC, as specified in the agreement. The term of the loan is 18 months from May 7, 2010. If Putai does not pay off the principal and interest of the loan on time in accordance with the agreement, Mr. Ming Zhao may require Putai to pay off the loan immediately and charge an additional 5% interest on the amount of loan that is not paid off on time.  In addition, if the interest rate under the agreement is adjusted according to the agreement and Putai fails to pay interest at the adjusted rate, Mr. Ming Zhao may require Putai to pay off the loan immediately.  The loan was used by Putai to increase the registered paid-in capital of Shanxi Coal.  In the year ended December 31, 2010, interest accrued on the loan amounted to $1,412,000.  As of December 31, 2010, the balance of interest payable of $1,232,000 was included in other payables.

On August 1, 2010, Shanxi Coal entered into an Investment Cooperation Agreement with Mr. Ming Zhao and Mr. Jianping Gao, an individual unrelated to the Company before the Agreement (“Mr. Gao”).  Pursuant to the Agreement, the parties will purchase, consolidate and co-develop the six coal mines in Pinglu County, Shanxi Province (“Phase II of the Pinglu Project”).  Under the Agreement, Shanxi Coal, Mr. Ming Zhao and Mr. Gao will contribute 40%, 30% and 30%, respectively, of the total investment needed for Phase II of the Pinglu Project.  Shanxi Coal will be the project manager.  In addition, each of Mr. Ming Zhao and Mr. Gao has agreed to assign 5.5% of his respective voting rights in the project companies, which will hold the coal mines after they are acquired, to Shanxi Coal to enable Shanxi Coal to exercise full operating and management control of the project companies.  The parties will share the profits and bear the risks and losses in connection with Phase II of the Pinglu Project, in each case based upon the percentages of their equity ownership and limited by the amount of investment contributed by each party.  The parties further agree that, to the extent permitted by the Chinese law, at least 80% of the audited annual net profits of the project companies established after the coal mine acquisition will be distributed to the parties at a ratio that is proportionate to their respective investment.  Shanxi Coal is entitled to purchase the equity interest of Mr. Ming Zhao and/or Mr. Gao in the project companies at Shanxi Coal’s sole discretion at a price with reference to the valuation as to be conducted by an independent professional appraiser. In order to guarantee the performance of the Investment Cooperation Agreement, Shanxi Coal is using its investment to each relevant project company as guarantee to the other co-investors that Shanxi Coal will be responsible for breach of this Agreement in the event that any fraud or gross negligence by Shanxi Coal causes loss by such project company.  A committee of the Board of Directors comprised solely of independent directors negotiated terms of the Agreement on behalf of the Company and approved the Agreement.   As of December 31, 2010, Shanxi Coal completed the acquisition of four of these six coal mines and the balance receivable from Mr. Ming Zhao of $2,224,000 represented his 30% share of the balance of the purchase price and construction works incurred for these coal mines.  The same amount of $2,224,000 was recorded as receivable from Mr. Gao in the consolidated balance sheet.

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

Director Independence

Our board of directors consists of Mr. Ming Zhao, Mr. Lawrence S. Wizel, Mr. C. Mark Tang and Mr. Jianfei Ni as directors.  Mr. Ming Zhao is also 25.3% shareholder of us and therefore is not “independent” under the NYSE Amex rules. Mr. Lawrence S. Wizel, Mr. C. Mark Tang and Mr. Jianfei Ni are “independent” under the NYSE Amex rules.

Item 14. Principal Accountant Fees and Services

The fees billed to us by our independent auditors, Moore Stephens, for services for the fiscal year ended December 31, 2010, were as follows:

Audit Fees. This category consists of fees for the audit of consolidated financial statements and review of consolidated financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2010 and December 31, 2009, the audit fee charged by Moore Stephens was approximately $148,000 and $123,000, respectively.

Audit-Related Fees. This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit and review of consolidated financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, and our current report on Form 8-K and Form 8-K/A and issuance of comfort letters to the Company’s investment bankers in connection with the Company’s February 2010 and December 2010 common stock offerings.  For the years ended December 31, 2010 and December 31, 2009, Moore Stephens billed us for audit related fees in the amount of approximately $50,000 and $5,000, respectively.

Tax Fees. This category consists of professional services rendered by the independent auditors for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the fiscal years ended December 31, 2010 and December 31, 2009, Moore Stephens billed us for tax fees in the amount of approximately $0 and $0.

All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the fiscal years ended December 31, 2010 and December 31, 2009, Moore Stephens charged us for the audit of internal control over the financial reporting in the amount of approximately $70,000 and $70,000 respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith or incorporated by reference into this report on Form 10-K:

Exhibit No.	Exhibits
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.4 to the Current Report of the Company on Form 8-K filed July 8, 2009).

3.2	Bylaws of Puda Coal, Inc.(incorporated by reference to Exhibit 3.5 to the Current Report of the Company filed on Form 8-K filed July 8, 2009).

3.3	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 3.1 to Current Report of the Company filed on Form 8-K filed September 15, 2009).

3.4	Compensation Committee Charter (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 29, 2007).

3.5	Nominating Committee Charter (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 29, 2007).

3.6
Puda Coal, Inc. 2008 Equity Incentive Plan and form agreements under the Plan (incorporated by reference to Exhibits 10.4-10.7 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

3.7
Amendment No. 1 to Puda Coal, Inc. 2008 Equity Incentive Plan dated July 30, 2009. (incorporated by reference to Exhibits 3.1-3.2 to Current Report of the Company filed on Form 8-K filed November 12, 2009).

10.1
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

10.4	Clean Coal Supply Contract - Taiyuan Steel & Iron (Group) Raw Material Trade Co., Ltd. (incorporated by reference to Exhibit 10.16 to SB-2/A filed March 10, 2006).

10.5	Clean Coal Supply Contract - Handan Steel & Iron Joint-Stock Co., Ltd. (incorporated by reference to Exhibit 10.17 to SB-2/A filed March 10, 2006).

10.6	Clean Coal Supply Contract - Tangshan Steel & Iron Group Co., Ltd. (incorporated by reference to Exhibit 10.18 to SB-2/A filed March 10, 2006).

10.7	Clean Coal Supply Contract - Capital Steel & Iron Group Mineral Co. (incorporated by reference to Exhibit 10.19 to SB-2/A filed March 10, 2006).

10.8	Clean Coal Supply Letter of Intent - Shanxi Coal Import & Export Group Luliang Branch (incorporated by reference to Exhibit 10.20 to SB-2/A filed March 10, 2006).

10.9	Clean Coal Supply Letter of Intent - Sinochem Corporation (incorporated by reference to Exhibit 10.21 to SB-2/A filed March 10, 2006).

10.10	Clean Coal Supply Contract - Shanxi Changzhi Steel Group Raw Material Co. Ltd. (incorporated by reference to Exhibit 10.22 to SB-2/A filed March 10, 2006).

10.11	Clean Coal Supply Contract - Baotou Steel Group Resources Supplying Company (incorporated by reference to Exhibit 10.23 to SB-2/A filed March 10, 2006).

10.12	Clean Coal Supply Contract - Shandong Haihua Group (incorporated by reference to Exhibit 10.24 to SB-2/A , filed March 10, 2006).

10.13
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

10.15	Summary of Clean Coal Supply Arrangement - Liulin Coal Cleaning Plant (incorporated by reference to Exhibit 10.27 to SB-2 filed on May 31, 2006).

10.16
Asset Exchange Agreement, dated June 6, 2007, between the Shanxi Coal and Lingshi Coal & Chemical (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed June 12, 2007).

10.17	Director’s Contract, dated June 29, 2007, between the Company and Jianfei Ni (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed July 6, 2007).

10.18
Director’s Contract, dated August 3, 2007, between the Company and Lawrence S. Wizel (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed August 9, 2007).

10.19	Share Transfer Agreement, between Putai and Ming Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K on September 19, 2007).

10.20	Share Transfer Agreement, between Putai and Yao Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.2 to Current Report of the Company filed on Form 8-K filed September 19, 2007).

10.21
Agreement, among Putai, Shanxi Coal, Ming Zhao and Yao Zhao, dated September 13, 2007 (incorporated by reference to Exhibit 10.3 to Current Report of the Company filed on Form 8-K filed September 19, 2007).

10.22	Director’s Contract, dated October 9, 2007, between the Company and C. Mark Tang (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed October 9, 2007).

10.23
Amendment No. 1 to Director’s Contract, dated December 29, 2008, between the Company and Lawrence S. Wizel (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

10.24
Amendment No. 1 to Director’s Contract, dated December 29, 2008 between the Company and Jianfei Ni (incorporated by reference to Exhibit 10.2 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

10.25
Amendment No. 1 to Director’s Contract, dated December 29, 2008, between the Company and C. Mark Tang (incorporated by reference to Exhibit 10.3 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

10.26
Puda Coal, Inc. 2008 Equity Incentive Plan and form agreements under the plan (incorporated by reference to Exhibits 10.4-10.7 to Current Report of the Company filed on Form 8-K filed December 31, 2008).

10.27
Agreement of Shares Transfer by and among Shanxi Puda Coal Group Co., Ltd., Li Jingquan, Feng Ming and Chen Guang dated May 14, 2009 (incorporated by reference to Exhibits 10.1-10.2 to Current Report of the Company filed on Form 8-K filed May 15, 2009).

10.28
Plan of Conversion, Delaware Certificate of Conversion, Florida Certificate of Conversion, Certificate of Incorporation of Puda Coal, Inc.-a Delaware corporation, By-laws of Puda Coal, Inc.- a Delaware corporation (incorporated by reference to Exhibits 3.1-3.5 to Current Report of the Company filed on Form 8-K filed July 8, 2009).

10.29
Mining Right and Mining Assets Transfer Agreement between Pinglu County Da Wa Coal Industry Co., Ltd. and Shanxi Puda Coal Group Co., Ltd. (incorporated by reference to Exhibits 10.1 to Current Report of the Company filed on Form 8-K filed December 17, 2009).

10.30
Mining Right and Mining Assets Transfer Agreement between Pinglu County Guanyao Coal Industry Co., Ltd. and Shanxi Puda Coal Group Co., Ltd. (incorporated by reference to Exhibits 10.2 to Current Report of the Company filed on Form 8-K filed December 17, 2009).

10.31	Loan Agreement dated May 7, 2010 between Shanxi Putai Resources Limited Co. and Ming Zhao (incorporated by reference to Exhibit 10.1 to Current Report of the Company filed May 12, 2010).

10.32
Investment Cooperation Agreement, dated August 1, 2010, among Shanxi Puda Coal Group Co., Ltd., Ming Zhao and Jianping Gao (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 5, 2010).

10.33
Mining Right and Mining Assets Transfer Agreement with Pinglu County Samenzhen Xuhutuo Coal Mine Ltd. (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on October 25, 2010).

10.34	Mining Right and Mining Assets Transfer Agreement with Pinglu County Daqi Coal Mine Ltd. (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on October 25, 2010).

10.35	Mining Right and Mining Assets Transfer Agreement with Pinglu County Donggou Coal Mine (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 3, 2010).

10.36	Mining Right and Mining Assets Transfer Agreement with Shanxi Pinglu Renling Coal Industry Ltd. (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on November 3, 2010).

10.37
Mining Rights and Mining Assets Transfer Agreement, dated December 28, 2010 with Pinglu County Anrui Coal Industry Co., Ltd. (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on January 4, 2011).

10.38
Mining Rights and Mining Assets Transfer Agreement, dated December 28, 2010 with Pinglu County Chuntouao Coal Mine (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on January 4, 2011).

10.39
Mining Rights and Mining Assets Transfer Agreement, dated December 28, 2010 with Pinglu County Xiapingcun Coal Mine (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on January 4, 2011).

10.40
Supplementary Agreement of Investment Cooperation, dated January 10, 2011, among Shanxi Puda Coal Group Co., Ltd., Ming Zhao and Jianping Gao (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on January 14, 2011).

21.1*	Subsidiaries of Puda Coal as of December 31, 2010

23.1*	Auditors' Consent dated March 16, 2011

31.1 *	Certification of Mr. Liping Zhu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Ms. Qiong Wu pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer of Puda Coal, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.
PUDA COAL, INC.

Dated: March 16, 2011	By:	/s/ Liping Zhu
Liping Zhu, Chief Executive Officer and President
In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.
Signature/Title

(i) Principal Executive Officer:

/s/ Liping Zhu
Liping Zhu	Chief Executive Officer (Principal Executive Offier)	Dated: March 16, 2011

(ii) Principal Financial and Accounting Officer:

/s/ Qiong Wu
Qiong Wu	Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 16, 2011

(iii) Directors:

/s/ Ming Zhao
Ming Zhao	Chairman of the Board	Dated: March 16, 2011

/s/ Jianfei Ni
Jianfei Ni	Director	Dated: March 16, 2011

/s/ C. Mark Tang
C. Mark Tang	Director	Dated: March 16, 2011

/s/ Lawrence Wizel
Lawrence Wizel	Director	Dated: March 16, 2011